Form 10-Q
period 2021-09-30
Inflection Point Acquisition Corp.
filed 2021-11-15
CIK 1844452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

 INFLECTION POINT ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40823	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

34 East 51st Street, 5th Floor

New York, New York 10022

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 319-1309

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	IPAXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	IPAX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IPAXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 15, 2021, there were 32,975,000 shares of Class A ordinary share, par value $0.0001 per share and 8,243,750 shares of the Company’s Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

INFLECTION POINT ACQUISITION CORP.
Form 10-Q For the Quarter Ended September 30, 2021

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 27, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Shareholder’s Equity for the period from January 27, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 27, 2021 (inception) September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

Part III. Signatures		26

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INFLECTION POINT ACQUISITION CORP.

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30, 2021

Assets:
Cash	$636,787
Prepaid expenses	476,930
Total current assets	1,113,717
Prepaid expenses – noncurrent portion	439,220
Cash held in Trust Account	300,000,200
Total assets	$301,553,137

Liabilities and Shareholder’s Equity
Accrued offering costs and expenses	$87,000
Due to related party	4,500
Total current liabilities	91,500
Deferred underwriting fee	10,500,000
Total liabilities	10,591,500

Commitments and Contingencies
Class A ordinary share subject to possible redemption, 28,613,011 shares at redemption value at $10.00	286,130,110

Shareholder’s Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,386,989 issued and outstanding	139
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding(1)	863
Additional paid-in capital	4,871,950
Accumulated deficit	(41,425)
Total shareholder’s equity	4,831,527
Total Liabilities and Shareholder’s Equity	$301,553,137

(1)	This number includes up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5 and Note 7). On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from January 27, 2021 (inception) through September 30, 2021
Formation and operating costs	$21,737	$41,625
Loss from operations	(21,737)	(41,625)

Other income
Interest income	200	200
Total other income	200	200

Net loss	$(21,537)	$(41,425)

Weighted average shares outstanding of Class A ordinary shares	2,282,609	850,202
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.01)
Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,287,449
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.01)

(1)	This number excludes up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5 and Note 7). On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share to initial shareholders	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(19,888)	(19,888)

Balance as of June 30, 2021	—	—	8,625,000	863	24,137	(19,888)	5,112
Sale of 30,000,000 Units, net of underwriting discount and offering expenses	30,000,000	3,000	—	—	284,725,062	—	284,728,062
Sale of 6,250,000 Private Placement Warrants	—	—	—	—	6,250,000	—	6,250,000
Class A ordinary shares subject to possible redemption	(28,613,011)	(2,861)	—	—	(286,127,249)	—	(286,130,110)
Net loss	—	—	—	—	—	(21,537)	(21,537)

Balance as of September 30, 2021	1,386,989	$139	8,625,000	$863	$4,871,950	$(41,425)	$4,831,527

(1)	This number includes up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5 and Note 7). On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(41,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation cost paid by Sponsor in exchange of issuance of Class B ordinary shares	11,388
Operating expense paid by promissory note - related party	8,500
Interest earned on cash held in trust account	(200)
Changes in current assets and liabilities:
Prepaid assets	(476,930)
Other assets	(439,220)
Due to related party	4,500
Accrued offering costs and expenses	6,000
Net cash used in operating activities	(927,387)

Cash flows from investing activities:
Investment of cash in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash flows from financing activities:
Proceeds from issuance of Private Placement Warrants	6,250,000
Proceeds from sale of Units, net of underwriting discount	296,000,000
Payment of promissory note – related party	(188,805)
Payment of offering costs	(497,021)
Net cash provided by financing activities	301,564,174

Net change in cash	636,787
Cash, beginning of the period	—
Cash, end of the period	$636,787

Supplemental disclosure of non-cash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$13,612
Offering costs paid by promissory note - related party	$180,305
Deferred underwriting commissions payable charged to additional paid in capital	$10,500,000
Accrued offering costs	$81,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 1— Organization, Business Operations and Going Concern

Inflection Point Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 27, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”) which is described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Inflection Point Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on September 21, 2021 (the “Effective Date”). On September 24, 2021, the Company consummated the IPO of 30,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share (the “Class A ordinary shares” or “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The underwriters had a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option (the “Over-Allotment” and together with the IPO, the “Public Offering”) and purchased an additional 2,975,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,535,000 Units (see Note 8).

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) of 6,250,000 warrants (each an “IPO Private Placement Warrant”) to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per IPO Private Placement Warrant, generating gross proceeds to the Company of $6,250,000, which is described in Note 4. On October 29, 2021, simultaneously with the sale of the Over-Allotment Units, the Sponsor purchased an additional 595,000 warrants in a private placement (the “Over-Allotment Private Placement Warrants” and together with the IPO Private Placement Warrants, the “Private Placement Warrants”), generating aggregate gross proceeds to the Company of $595,000 (see Note 8).

An aggregate of 12 qualified institutional buyers (“Anchor Investors”) expressed an interest to purchase an aggregate of approximately $322.3 million of the Units sold in the IPO. None of the Anchor Investors expressed an interest in purchasing more than 9.9% of the Units sold in the IPO. The Anchor Investors were allocated and purchased a total of 29,540,000 Units or 98.5% of the Units sold in the IPO. One of the Anchor Investors, Kingstown 1740 Fund, LP, is an affiliate of the Sponsor, and was allocated and purchased 2,900,000 Units sold in the IPO.

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, the Sponsor sold membership interests reflecting an allocation of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) to each Anchor Investor, or an aggregate of 1,625,000 Founder Shares to all Anchor Investors (see Note 6). The Company estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Offering costs allocated to the Public Shares and the Public Warrants was all charged to shareholder’s equity upon the completion of the IPO.

As of September 30, 2021, transaction costs amounted to $15,271,938 consisting of $4,000,000 of underwriting commissions, $10,500,000 of deferred underwriting commissions, and $771,938 of other offering costs, and was all charged to shareholders’ equity.

In connection with the closing of the Over-allotment on October 29, 2021, the Company incurred additional transactions costs amounting to $1,636,250 consisting of $595,000 of underwriting commissions and $1,041,250 of deferred underwriting commissions.

Following the closing of the IPO on September 24, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). Following the closing of the Over-Allotment on October 29, 2021, an additional $29,750,000 ($10.00 per Over-Allotment Unit) from the net proceeds from the sale of the Over-Allotment Units in the Over-Allotment and the sale of the Over-Allotment Private Placement Units was deposited into the Trust Account. The proceeds deposited in the Trust Account will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions). The Company’s Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the Trust Account (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide shareholders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes).

The Company will have 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fail to complete the initial Business Combination within the prescribed time frame, and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.6 million in its operating bank account, and working capital of approximately $1.0 million. On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $250,000. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from January 27, 2021 (inception) to February 3, 2021 as filed with the SEC on March 5, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 27, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Cash Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Loss Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 21,250,000 of the Company’s Class A ordinary shares, or included the 1,125,000 Class B shares that were subject to forfeiture at September 30, 2021, in the calculation of diluted income per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares.

	For the three months ended September 30, 2021		For the period from January 27, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(5,025)	$(16,512)	$(4,328)	$(37,097)
Denominator:
Weighted-average shares outstanding	2,282,609	7,500,000	850,202	7,287,449
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering. For the period ended September 30, 2021, Offering costs amounted to $15,271,938 and were charged to shareholders’ equity upon the completion of the IPO.

Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Related Party Redemption Waiver Agreement

In September 2021, the Company entered into a redemption waiver agreement with one of its anchor investors, Kingstown 1740 Fund, LP, whereby Kingstown 1740 Fund, LP agreed to waive its redemption rights on 1,386,989 Class A ordinary shares (the “Non-Redemption Shares”) it held, and these ordinary shares are classified as shareholders’ equity.

As of September 30, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$300,000,000
Less:
Proceeds allocated to Non-Redemption Shares	(13,869,890)
Ordinary share issuance costs	(15,271,938)
Plus:
Accretion of carrying value to redemption value	15,271,938

Class A ordinary shares subject to redemption	$286,130,110

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

On September 24, 2021, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

One of the Anchor Investors, Kingstown 1740 Fund, LP, an affiliate of the Sponsor, was allocated and purchased 2,900,000 Units sold in the IPO.

The underwriters had a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments. On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,975,000 Over-Allotment Units, generating aggregate gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,535,000 Units (see Note 8).

The Company paid an underwriting fee at the closing of the IPO of $4,000,000. As of September 30, 2021, an additional fee of $10,500,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred fee will become payable to Citigroup Global Markets Inc. from the amounts held in the Trust Account.

The Company paid an underwriting fee at the closing of the Over-Allotment of $595,000. As a result of the Over-Allotment, an additional fee of $1,041,250 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred fee will become payable to Citigroup Global Markets Inc. from the amounts held in the Trust Account.

Warrants — As of September 30, 2021, there were 15,000,000 Public Warrants and 6,250,000 Private Placement Warrants outstanding. The Company evaluated the terms of the warrants and determined the warrants meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified in shareholders equity upon issuance. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants included in the units sold in the IPO except that the Private Placement Warrants may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a post-effective amendment to the registration statement for the IPO or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a sub-division of ordinary shares or other similar event, then, on the effective date of such share capitalization, sub-division or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s sponsor purchased an aggregate of 6,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,250,000. On October 29, 2021, simultaneously with the closing of the Over-Allotment, the Sponsor purchased an additional 595,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $595,000 (see Note 8).

The Private Placement Warrants are identical to the Public Warrants included in the units sold in the IPO except that the Private Placement Warrants may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination. If the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On February 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On March 5, 2021, the Company effected a 1.2 to 1 share recapitalization with respect to its Class B ordinary shares, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these Founder Shares and the remaining Founder Shares are no longer subject to forfeiture (see Note 8).

The Sponsor and the Company’s officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, the Sponsor sold membership interests reflecting an allocation of an aggregate of 1,625,000 Founder Shares to the Anchor Investors collectively. The Company estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Offering costs allocated to the Public Shares and the Public Warrant was all charged to shareholder’s equity upon the completion of the IPO.

Promissory Note—Related Party

On February 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. As of September 24, 2021, the Company had borrowed $188,805 under the promissory note, which was fully repaid on September 30, 2021. On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company's working capital requirements up to an aggregate of $250,000, and no amounts have been drawn upon this loan commitment.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) on a non-interest basis. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post business combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

On September 21, 2021, the Company entered into an Administrative Services Agreement with Kingstown Capital Management L.P., an affiliate of the Sponsor, pursuant to which it will also pay a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or a liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, $4,500 has been accrued.

Forward Purchase Agreement

On September 21, 2021, the Company entered into a forward purchase agreement pursuant to which certain affiliates of the Sponsor (“Kingstown”) agreed to purchase up to 5,000,000 forward purchase Class A ordinary shares (“Forward Purchase Shares”), for $10.00 per share, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of the Company’s initial Business Combination, subject to approval by the Kingstown investment committee. The proceeds from the sale of these Forward Purchase Shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, Kingstown may purchase less than 5,000,000 Forward Purchase Shares. In addition, Kingstown’s commitment under the forward purchase agreement will be subject to approval of its investment committee prior to the closing of the Company’s initial Business Combination. Accordingly, if Kingstown’s investment committee does not give its approval, Kingstown will not be obligated to purchase the Forward Purchase Shares. Further, the Company has the right, in its sole discretion, to reduce the amount of Forward Purchase Shares that Kingstown may purchase pursuant to the forward purchase agreement. Pursuant to the terms of the forward purchase agreement, Kingstown will have the option to assign its commitment to one of its affiliates and up to $5,000,000 to members of the Company’s management team or Board of Directors. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the IPO, except that they will be subject to transfer restrictions and registration rights.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Forward Purchase Shares, (iii) Private Placement Warrants which were issued in private placements simultaneously with the closing of the IPO and the Over-Allotment and the Class A ordinary shares underlying such Private Placement Warrants and (iv) warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares underlying such warrants will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement entered into in connection with the IPO. Pursuant to the registration rights agreement and assuming $1,500,000 of Working Capital Loans are converted into additional Private Placement Warrants, the Company will be obligated to register up to 21,588,750 Class A ordinary shares and 8,345,000 Private Placement Warrants. The number of Class A ordinary shares includes (i) 8,243,750 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,000,000 Forward Purchase Shares, (iii) 6,845,000 Class A ordinary shares underlying the Private Placement Warrants and (iv) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants issuable upon conversion of Working Capital Loans. The number of warrants includes 6,845,000 Private Placement Warrants and 1,500,000 additional Private Placement Warrants issuable upon the conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments, if any.

On September 24, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $4,000,000, excluding the proceeds from the purchase of an aggregate of 10,000,000 units by certain of our anchor investors. The Company paid an underwriting fee at the closing of the Over-Allotment of $595,000.

Citigroup Global Markets Inc. is entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $11,541,250, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 1,386,989 Class A ordinary shares issued or outstanding, excluding 28,613,011 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each ordinary share. At September 30, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture (see Note 8).

Prior to the closing of the Company’s initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On all other matters submitted to a vote of the Company’s shareholders, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,975,000 Units, generating an aggregate of gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,535,000 Units. Simultaneously with the exercise of the underwriters’ over-allotment option, the Sponsor purchased an additional 595,000 Private Placement Warrants, generating aggregate gross proceeds of $595,000, and forfeited 381,250 Founder Shares for no consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Inflection Point Acquisition Corp.,” “our,” “us” or “we” refer to Inflection Point Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s offering filed with the SEC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a blank check company incorporated on January 27, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our sponsor is Inflection Point Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on September 21, 2021. On September 24, 2021, we consummated our initial public offering (the “IPO”) of 30,000,000 units, at $10.00 per unit (the “Units”). Each Unit consists of the Company’s Class A ordinary shares, $0.0001 par value (the “Class A ordinary shares” or “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”). The underwriters had a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option (the “Over-Allotment” and together with the IPO, the “Public Offering”) and purchased an additional 2,975,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,250,000 private placement warrants (“IPO Private Placement Warrants”) at a price of $1.00 per IPO Private Placement Warrants, for an aggregate purchase price of $6,250,000. On October 29, 2021, simultaneously with the sale of the Over-Allotment Units, the Sponsor purchased an additional 595,000 private placement warrants (the “Over-Allotment Private Placement Warrants” and together with the IPO Private Placement Warrants, the “Private Placement Warrants”), generating aggregate gross proceeds to the Company of $595,000.

An aggregate of 12 qualified institutional buyers (“Anchor Investors”) expressed an interest to purchase an aggregate of approximately $322.3 million of the Units sold in the IPO. None of the Anchor Investors expressed an interest in purchasing more than 9.9% of the Units sold in the IPO. The Anchor Investors were allocated and purchased a total of 29,540,000 Units or 98.5% of the Units sold in the IPO. One of the Anchor Investors, Kingstown 1740 Fund, LP, is an affiliate of the Sponsor, and was allocated and purchased 2,900,000 Units sold in the IPO.

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, the Sponsor sold membership interests reflecting an allocation of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) to each Anchor Investor, or an aggregate of 1,625,000 Founder Shares to all Anchor Investors. The Company estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Offering costs allocated to the Public Shares and the Public Warrants was all charged to shareholder’s equity upon the completion of the IPO.

As of September 30, 2021, transaction costs amounted to $15,271,938 consisting of $4,000,000 of underwriting commissions, $10,500,000 of deferred underwriting commissions, and $771,938 of other offering costs, and was all charged to shareholders’ equity. In connection with the sale of the Over-Allotment Units on October 29, 2021, the Company incurred additional transactions costs amounting to $1,636,250 consisting of $595,000 of underwriting commissions and $1,041,250 of deferred underwriting commissions.

Following the closing of the IPO on September 24, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). Following the closing of the Over-Allotment on October 29, 2021, an additional $29,750,000 ($10.00 per Over-Allotment Unit) from the net proceeds from the sale of the Over-Allotment Units in the Over-Allotment and the sale of the Over-Allotment Private Placement Units was deposited into the Trust Account. The proceeds deposited in the Trust Account will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions). The Company’s Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the Trust Account (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will have 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.6 million in cash and working capital of $1.0 million.

On September 30, 2021, the Sponsor agreed to provide us with loans in such amounts as may be required by us to fund the our working capital requirements up to an aggregate of $250,000. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering and, subsequent to the closing of the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and Over-Allotment. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 27, 2021 (inception) to September 30, 2021, we had net loss of $41,425, which consisted of formation and operating costs amounting to $41,625 offset by interest income earned on cash and marketable securities held in Trust Account amounting to $200.

For the three months ended September 30, 2021, we had a net loss of $21,537 which consisted of formation and operating costs amounting to $21,737 offset by interest income earned on cash and marketable securities held in Trust Account amounting to $200.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on September 22, 2021, we agreed to pay Kingstown Capital Management L.P., an affiliate of the Sponsor, $15,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees.

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Forward Purchase Shares, (iii) Private Placement Warrants which were issued in private placements simultaneously with the closing of the IPO and the Over-Allotment and the Class A ordinary shares underlying such Private Placement Warrants and (iv) warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares underlying such warrants will have registration rights to require us to register a sale of any of our securities held by them and any other securities of the Company acquired by them prior to the consummation of our initial Business Combination pursuant to a registration rights agreement entered into in connection with the IPO. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into additional Private Placement Warrants, we will be obligated to register up to 21,588,750 Class A ordinary shares and 8,345,000 Private Placement Warrants. The number of Class A ordinary shares includes (i) 8,243,750 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,000,000 Forward Purchase Shares, (iii) 6,845,000 Class A ordinary shares underlying the Private Placement Warrants and (iv) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants issuable upon conversion of working capital loans. The number of warrants includes 6,845,000 Private Placement Warrants and 1,500,000 additional Private Placement Warrants issuable upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of IPO prospectus to purchase up to an additional 4,500,000 units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased 2,975,000 Over-Allotment Units, generating an aggregate of gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,535,000 Units.

The underwriters were entitled to a cash underwriting discount of 2.0% per Unit, or $4,595,000, excluding the proceeds from the purchase of an aggregate of 10,000,000 units by certain of our anchor investors, $4,000,000 of which was payable upon the closing of the IPO and $595,000 was payable upon closing of the Over-Allotment. Additionally, Citigroup Global Markets Inc. will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $11,541,250 upon the completion of the Company’s initial Business Combination. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on September 24, 2021, transaction costs amounted to $15,271,938 consisting of $4,000,000 of underwriting commissions, $10,500,000 of deferred underwriting commissions, and $771,938 of other offering costs, and was all charged to shareholders’ equity.

Class A Ordinary Share Subject to Possible Redemption

All of the Class A ordinary share sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

Related Party Redemption Waiver Agreement

In September 2021, the Company entered into a redemption waiver agreement with one of its anchor investors, Kingstown 1740 Fund, LP, whereby Kingstown 1740 Fund, LP agreed to waive its redemption rights on 1,386,989 Class A ordinary shares it holds, and these ordinary shares are classified as shareholders’ equity.

Net Loss Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Public Offering or the Private Placement Warrants to purchase an aggregate of 21,250,000 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Nor has the Company included the 1,125,000 Class B shares that were subject to forfeiture at September 30, 2021 in calculation of diluted income per shares. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our prospectus dated September 21, 2021 filed with the SEC on September 23, 2021 that was used in connection with our Public Offering (the “IPO Prospectus”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

In February 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,187,500 Founder Shares. Subsequently on March 5, 2021, we effected a 1.2 to 1 share recapitalization with respect to our Class B ordinary shares, as a result of which our sponsor held 8,625,000 Founder Shares. The number of Founder Shares outstanding was determined based on the expectation that the total size of our Public Offering would be a maximum of 34,500,000 Units if the underwriters’ over-allotment option is exercised in full and therefore that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. Up to 1,125,000 of these shares were subject to surrender for no consideration depending on the extent to which the underwriter’s over-allotment was exercised. On October 29, 2021, as a result of the partial exercise of the over-allotment option, our sponsor forfeited 381,250 Founder Shares and the remaining Founder Shares are no longer subject to forfeiture. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

On September 24, 2021, we consummated the IPO of 30,000,000 Units at $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one Public Warrant, with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The underwriters had a 45-day option to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased 2,975,000 Over-Allotment Units, generating additional gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,535,000 Units. The securities in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253963). The SEC declared the registration statement effective on September 21, 2021.

Simultaneously with the closing of the IPO, we consummated the sale of 6,250,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $6,250,000. On October 29, 2021, simultaneously with the closing of the Over-Allotment, the Sponsor purchased an additional 595,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $595,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

We paid a total of $16,908,188 in underwriting discounts and commissions and offering costs, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, and $771,938 of other offering costs related to the IPO.

There has been no material change in the planned use of the proceeds from the Public Offering and the sale of the Private Placement Warrants as is described in the IPO Prospectus.

In connection with the consummation of the Public Offering, we entered into a forward purchase agreement with Kingstown 1740 Fund, LP and Kingfishers L.P., affiliates of Kingstown Capital Partners, LLC, collectively “Kingstown” and our sponsor, pursuant to which Kingstown agreed that it will purchase from us up to 5,000,000 forward purchase Class A ordinary shares (“Forward Purchase Shares”), for $10.00 per share, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of our initial Business Combination. The proceeds from the sale of these Forward Purchase Shares, together with the amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by us in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, Kingstown may purchase less than 5,000,000 Forward Purchase Shares. In addition, Kingstown’s commitment under the forward purchase agreement will be subject to approval of its investment committee prior to the closing of our initial Business Combination. Accordingly, if Kingstown’s investment committee does not give its approval, Kingstown will not be obligated to purchase the Forward Purchase Shares. Further, we have the right, in our sole discretion, to reduce the amount of Forward Purchase Shares that Kingstown may purchase pursuant to the forward purchase agreement. Pursuant to the terms of the forward purchase agreement, Kingstown will have the option to assign its commitment to one of its affiliates and up to $5,000,000 to members of our management team or board of directors. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the Public Offering, except that they will be subject to transfer restrictions and registration rights.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 21, 2021, by and between the Company and Citigroup Global Markets Inc., as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40823) filed with the SEC on September 24, 2021).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40823) filed with the SEC on September 24, 2021).
4.1	Warrant Agreement, dated September 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40823) filed with the SEC on September 24, 2021).
10.1	Letter Agreement, dated September 21, 2021, by and among the Company, its executive officers, its directors and Inflection Point Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40823) filed with the SEC on September 24, 2021).
10.2	Investment Management Trust Agreement, dated September 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40823) filed with the SEC on September 24, 2021).
10.3	Registration Rights Agreement, dated September 21, 2021, by and among the Company, Inflection Point Holdings LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40823) filed with the SEC on September 24, 2021).
10.4	Private Placement Warrants Purchase Agreement, dated September 21, 2021, by and between the Company and Inflection Point Holdings (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40823) filed with the SEC on September 24, 2021).
10.5	Administrative Services Agreement, dated September 21, 2021, by and between the Company and Kingstown Capital Management L.P (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40823) filed with the SEC on September 24, 2021).
10.6	Forward Purchase Agreement, dated September 21, 2021, by and among the Company, Kingstown 1740 Fund, LP and Kingfishers L.P (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40823) filed with the SEC on September 24, 2021).
31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Co-Chief Executive Officer (Co-principal executive officer)

	By:	/s/ Guy Shanon
	Name:	Guy Shanon
	Title:	Co-Chief Executive Officer (Co-principal executive officer)

	By:	/s/ Brian Pitz
	Name:	Brian Pitz
	Title:	Chief Financial Officer (Principal financial officer and principal accounting officer)