Form 10-K
period 2021-12-31
Inflection Point Acquisition Corp.
filed 2022-04-14
CIK 1844452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40823

Inflection Point Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

34 East 51st Street, 5th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 319-1309

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	IPAXU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 par value	IPAX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IPAXW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting shareholders’ equity held by non-affiliates at such date. The registrant’s units began trading on the Nasdaq Capital Market (“Nasdaq”) on September 22, 2021 and the registrant’s ordinary shares began separate trading on Nasdaq on November 17, 2021. The aggregate market value of the registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, computed by reference to the closing price of the Class A ordinary shares reported on Nasdaq on such date, was approximately $289,923,000.

As of April 13, 2022, there were 32,975,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 8,243,750 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this Annual Report to “we,” “us” or the “Company” refer to Inflection Point Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Inflection Point Sponsor LLC, a Cayman Islands limited liability company.

Item 1. Business.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). Our sponsor is Inflection Point Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”).

Our business strategy is to identify and complete our Initial Business Combination with a company that complements the experiences and skills of our leadership team and can benefit from their operational expertise. Our selection process will leverage our leadership team’s broad and deep relationship network, unique industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our leadership team’s extensive experience and demonstrated success both investing in and operating businesses in our target sectors and across a variety of industries.

Over the course of our leadership’s careers, they have developed experience in:

●	Operating world-class global consumer brands in highly competitive consumer categories;

●	Scaling established brands across their next stage of growth and further creating new brand categories and independent sub-brands to expand addressable markets and deepen customer relationships;

●	Working with emerging consumer brands on strategy and operational execution to create category-killer products and drive recurring relationships with customers across a variety of categories;

●	Updating and enabling technology proficiencies across a variety of legacy consumer companies and incubating technology-first growth updates inside otherwise analogue operations;

●	Investing in and actively driving the growth of venture-stage and early-stage companies across consumer and technology industries;

●	Advising on billions of dollars of mergers, acquisitions and securities offerings in the technology sector over the last 25 years; and

●	Sourcing, researching and investing in numerous special situation and corporate transformation opportunities with a multi-year hold period enabled by deep sector knowledge and close management relationships.

We believe that our leadership team is well positioned to identify attractive Initial Business Combination opportunities with a compelling industry backdrop and an opportunity for transformational growth. Our objectives are to generate attractive returns for shareholders and enhance value through improving operational performance of the acquired company. We expect to favor opportunities with certain industry and business characteristics. Key industry characteristics include stable long-term growth trends and industry fundamentals, attractive competitive dynamics, opportunities to benefit from secular changes in consumer behavior (including shifting consumer demographics, changing consumer shopping behaviors and evolving consumer preferences), limited “fad” or technological disruption risks and potential consolidation opportunities. Key business characteristics include high year over year expansion, attractive market positions and competitive advantages, strong operating margins and free cash flow characteristics, opportunities for operational improvement and scalable business models.

We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

The registration statement for our initial public offering (the “Initial Public Offering” or “IPO”) was declared effective on September 21, 2021 (the “Effective Date”). On September 24, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $300,000,000.The underwriters had a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option (the “Over-Allotment” and together with the IPO, the “Public Offering”) and purchased an additional 2,975,000 Units (the “Over-Allotment Units”) generating additional gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares” or “Public Shares”) and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (the “Public Warrants”).

Simultaneously with the consummation of the Initial Public Offering, we completed the private sale (the “Private Placement”) of an aggregate of 6,250,000 warrants (the “IPO Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per IPO Private Placement Warrant, generating gross proceeds of $6,250,000. On October 29, 2021, simultaneously with the sale of the Over-Allotment Units, the Sponsor purchased an additional 595,000 warrants (the “Over-Allotment Private Placement Warrants” and together with the IPO Private Placement Warrants, the “Private Placement Warrants” and the Private Placement Warrants together with the Public Warrants, the “Warrants”), generating aggregate gross proceeds to the Company of $595,000.

On February 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On March 5, 2021, the Company effected a 1.2 to 1 share recapitalization with respect to its Class B ordinary shares, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 Founder Shares and the remaining Founder Shares are no longer subject to forfeiture.

An aggregate of 12 qualified institutional buyers (“Anchor Investors”) expressed an interest to purchase an aggregate of approximately $322.3 million of the Units sold in the IPO. None of the Anchor Investors expressed an interest in purchasing more than 9.9% of the Units sold in the IPO. The Anchor Investors were allocated and purchased a total of 29,540,000 Units or 98.5% of the Units sold in the IPO. One of the Anchor Investors, Kingstown 1740 Fund, LP, is an affiliate of the Sponsor, and was allocated and purchased 2,900,000 Units sold in the IPO. In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, the Sponsor sold membership interests reflecting an allocation of Founder Shares to each Anchor Investor, representing an aggregate of 1,625,000 Founder Shares to all Anchor Investors.

Following the closing of the IPO on September 24, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the IPO Private Placement Warrants was deposited into a trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Following the closing of the Over-Allotment on October 29, 2021, an additional $29,750,000 ($10.00 per Over-Allotment Unit) from the net proceeds from the sale of the Over-Allotment Units in the Over-Allotment and the sale of the Over-Allotment Private Placement Units was deposited into the Trust Account.

The funds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of: (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account.

As of December 31, 2021, there was $329,755,798 in cash and securities held in the Trust Account, which includes interest income of $5,798. As of December 31, 2021, $359,610 of cash is held outside the Trust Account, available for working capital needs. The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Initial Business Combination using cash held in the Trust Account, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemptions of our Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

Selection of a Target Business and Structuring of Our Initial Business Combination

While we may pursue an Initial Business Combination target in any industry, we intend to focus our search initially on North American and European businesses in the consumer and technology sectors, which complements the expertise of our management team. Our amended and restated memorandum and articles of association (as amended on September 21, 2021, our “Amended and Restated Memorandum and Articles of Association”) prohibits us from entering into an Initial Business Combination with another blank check company or a similar company with nominal operations.

Nasdaq rules require that we must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. Our board of directors will make the determination as to the fair market value of our Initial Business Combination. If our board of directors is not able to independently determine the fair market value of our Initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Initial Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our Initial Business Combination.

If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, clinical, scientific, IP, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Initial Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Initial Business Combination. Except as described herein, the Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our Initial Business Combination.

We are not prohibited from pursuing an Initial Business Combination with a target that is affiliated with our Sponsor, officers or directors, or from completing the Initial Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an Initial Business Combination with a target that is affiliated (as defined in our Amended and Restated Memorandum and Articles of Association) with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an Initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide the holders of our Public Shares (our “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then-outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account at such time is anticipated to be approximately $10.00 per Public Share. The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our Initial Business Combination.

Submission of our Initial Business Combination to a Shareholder Vote

In the event that we seek shareholder approval of our Initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the Initial Business Combination.

If we seek shareholder approval, we will complete our Initial Business Combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our Initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our Initial Business Combination once a quorum is obtained. In addition, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Initial Business Combination.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. There is no limit on the number of Public Shares our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited under the Exchange Act.

We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

The purpose of any such purchases of Public Shares could be to vote such Public Shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Conduct of Redemptions Pursuant to Tender Offer Rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the Initial Business Combination.

Upon the public announcement of our Initial Business Combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provide that a Public Shareholders, together with any affiliate of such Public Shareholder or any other person with whom such Public hareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without our prior consent (the “Excess Shares”). We believe this restriction will discourage Public Shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Initial Business Combination as a means to force us or our management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such holder’s Public Shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with an Initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our Initial Business Combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Memorandum and Articles of Association provide that we have 24 months from the closing of our IPO, i.e., September 24, 2023, (“Completion Window”) to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination within such period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses; (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Initial Business Combination within the Completion Window.

Competition

In identifying, evaluating and selecting a target business for our Initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies (“SPACs”), private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Employees

We currently have three officers: Michael Blitzer, Guy Shanon and Brian Pitz. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the Initial Business Combination process we are in. We have only one full time employee, Kevin Shannon.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our website is located at inflectionpointacquisition.com/home/default.aspx and our investor relations website is located at inflectionpointacquisition.com/investor-relations/default.aspx. We provide a link through our investor relations website to the section of the SEC’s website at www.sec.gov., that has all of the reports that we file or furnish with the SEC. In addition, the Company will provide copies of these documents without charge upon request from us in writing at Inflection Point Acquisition Corp., 34 East 51st Street, 5th Floor, Attn.: Michael Blitzer or by telephone at (212) 319-1309.

Further, corporate governance information, including our code of ethics, audit committee charter, compensation committee charter, insider trading policy and related party transaction policy, is also available on our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making an investment decision with respect to our Units, Public Shares or Public Warrants. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential Initial Business Combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

●	If we seek shareholder approval of our Initial Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Shareholders vote.

●	In evaluating a prospective target business for our Initial Business Combination, our management will rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the Initial Business Combination, however the sale of the forward purchase shares is conditioned on, amongst other things, the approval of the Kingstown investment committee. If the sale of the forward purchase shares does not close, we may lack sufficient funds to consummate our Initial Business Combination.

●	The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Initial Business Combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

●	The requirement that we complete our Initial Business Combination by September 24, 2023 may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential Initial Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

●	Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Public Shares or Public Warrants.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such Public Shares may not be redeemed.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could result in our inability to find a target or to consummate an Initial Business Combination.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

●	If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Initial Business Combination.

●	Past performance by our management team and board of directors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

●	Unlike some other similarly SPACs, our Sponsor will receive additional Class A Ordinary Shares if we issue certain shares to consummate an Initial Business Combination.
●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our Initial Business Combination.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our Initial Business Combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

●	An investment in the Company may result in uncertain U.S. federal income tax consequences.
●	Our Initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our Initial Business Combination, our tax obligations may be more complex, burdensome and/or uncertain.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our Public Shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our Initial Business Combination unless the Initial Business Combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed Initial Business Combination or will allow Public Shareholders to sell their Public Shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our Initial Business Combination even if holders of a majority of our ordinary shares do not approve of the Initial Business Combination we complete.

In evaluating a prospective target business for our Initial Business Combination, our management will rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the Initial Business Combination, however the sale of the forward purchase shares is conditioned on, amongst other things, the approval of the Kingstown investment committee. If the sale of the forward purchase shares does not close, we may lack sufficient funds to consummate our Initial Business Combination.

In connection with the consummation of our IPO, we entered into a forward purchase agreement with Kingstown 1740 Fund, LP and Kingfishers L.P., affiliates of Kingstown Capital Partners, LLC, collectively “Kingstown” and our Sponsor, pursuant to which Kingstown agreed that it will purchase from us up to 5,000,000 forward purchase Class A Ordinary Shares (“Forward Purchase Shares”), for $10.00 per share, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of our Initial Business Combination. The proceeds from the sale of these Forward Purchase Shares, together with the amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by us in connection with the Initial Business Combination, will be used to satisfy the cash requirements of the Initial Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, Kingstown may purchase less than 5,000,000 Forward Purchase Shares. In addition, Kingstown’s commitment under the forward purchase agreement will be subject to approval of its investment committee prior to the closing of our Initial Business Combination. Accordingly, if Kingstown’s investment committee does not give its approval, Kingstown will not be obligated to purchase the Forward Purchase Shares. If the sale of the Forward Purchase Shares does not close, we may lack sufficient funds to consummate our Initial Business Combination.

Further, we have the right, in our sole discretion, to reduce the amount of Forward Purchase Shares that Kingstown may purchase pursuant to the forward purchase agreement. Pursuant to the terms of the forward purchase agreement, Kingstown will have the option to assign its commitment to one of its affiliates and up to $5,000,000 to members of our management team or Board of Directors. The Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Units sold in the Public Offering, except that they will be subject to transfer restrictions and registration rights, as described herein.

If we seek shareholder approval of our Initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Shareholders vote.

Our Sponsor currently owns 20% of our issued and outstanding ordinary shares.

Our Sponsor, officers and directors also may from time to time purchase Public Shares prior to our Initial Business Combination. Our Amended and Restated Memorandum and Articles of Association provides that, if we seek shareholder approval of an Initial Business Combination, such Initial Business Combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, including the Founder Shares. As a result, in addition to our Sponsor’s Founder Shares, and the 2,900,000 Public Shares owned by Kingstown 1740 Fund, LP, we would need 9,465,625, or 28.7% (assuming all issued and outstanding shares are voted) of the 32,975,000 Public Shares sold in our Public Offering to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved. If only the minimum number of shares representing a quorum are voted, no affirmative votes from other Public Shareholders would be required to approve our Initial Business Combination. Accordingly, if we seek shareholder approval of our Initial Business Combination, the agreement by our Sponsor, officers and directors to vote in favor of our Initial Business Combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such Initial Business Combination. In addition, in the event that our anchor investors continue to hold at least 11,250,001 of the Units that they collectively purchased in our Public Offering at the time of our Initial Business Combination, and vote their Public Shares in favor of our Initial Business Combination, no affirmative votes from other Public Shareholders would be required to approve our Initial Business Combination. However, because our anchor investors are not obligated to continue owning any Public Shares and are not obligated to vote any Public Shares in favor of our Initial Business Combination, we cannot assure you that any of these anchor investors are now, or will be shareholders at the time our shareholders vote on our Initial Business Combination, and, if they are shareholders, we cannot assure you as to how such anchor investors will vote on any Initial Business Combination.

Your only opportunity to effect your investment decision regarding a potential Initial Business Combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

Since our board of directors may complete an Initial Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Initial Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our Initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our Initial Business Combination.

The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential targets, which may make it difficult for us to enter into an Initial Business Combination transaction with a target.

We may seek to enter into an Initial Business Combination transaction agreement with a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Initial Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a condition as described above, we would not proceed with such redemption and the related Initial Business Combination and may instead search for an alternate Initial Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an Initial Business Combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many Public Shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of Public Shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of Public Shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Founder Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our Initial Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any Public Shares that are redeemed in connection with an Initial Business Combination. The per share amount we will distribute to Public Shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in the Trust Account will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable Initial Business Combination available to us or optimize our capital structure.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your Public Shares.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your Public Shares in the open market; however, at such time our Public Shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your Public Shares in the open market.

The requirement that we complete our Initial Business Combination by September 24, 2023 may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an Initial Business Combination will be aware that we must complete our Initial Business Combination by September 24, 2023. Consequently, such target business may obtain leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate an Initial Business Combination may reduce the amount of time available for us to ultimately complete an Initial Business Combination should such diligence or negotiations not lead to a consummated Initial Business Combination.

Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The global spread and unprecedented impact of COVID-19, including variants of the virus (such as the Delta and Omicron variants), has resulted in significant disruption and has created additional risks to the Company’s and target companies’ businesses, the industry and the economy. In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a second wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate an Initial Business Combination could be materially and adversely affected.

Furthermore, we may be unable to complete an Initial Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning COVID-19 variants, short and long-term vaccine efficacy, treatment options and the actions to contain further waves of COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate an Initial Business Combination, or the operations of a partner business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, a sustained or prolonged COVID-19 resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to complete our Initial Business Combination by September 24, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

We may not be able to find a suitable target business and complete our Initial Business Combination by September 24, 2023. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic (or new strains thereof) continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our Initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete an Initial Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our Initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Public Shares or Public Warrants.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. There is no limit on the number of Public Shares our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our Public Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. The purpose of any such purchases of Public Shares could be to vote such shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a Public Shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such Public Shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a Public Shareholder fails to receive our proxy materials or tender offer documents, as applicable, such Public Shareholder may not become aware of the opportunity to redeem its Public Shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their Public Shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the Initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholders seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed.

You are not be entitled to protections normally afforded to investors of some other blank check companies.

Since the net proceeds of our Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an Initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had, and continue to have, net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units are immediately tradable. Moreover, if our Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of Public Shareholders are deemed to hold in excess of 15% of our Public Shares, you will lose the ability to redeem all such Public Shares in excess of 15% of our Public Shares.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without our prior consent, which we refer to as the Excess Shares. However, we would not be restricting our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of Public Shares exceeding 15% and, in order to dispose of such Public Shares, would be required to sell your Public Shares in open market transactions, potentially at a loss.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an Initial Business Combination.

In addition, because there are more SPACs seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for Initial Business Combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

We have encountered, and expect to continue to encounter, competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their Public Shares for cash at the time of our Initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

If the funds available to us outside of the Trust Account are insufficient to allow us to operate for at least the remaining duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Initial Business Combination.

Of the net proceeds of our Public Offering and the sale of the Private Placement Warrants, only $0.36 million was available to us outside the Trust Account to fund our working capital requirements as of December 31, 2021. It is possible that the funds available outside the Trust Account might not be sufficient to allow the Company to operate for at least the remaining duration of the Completion Window. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate (such loans “Working Capital Loans”) or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such loans may be convertible into additional Private Placement Warrants of the post-transaction entity at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares, and our Warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances, Marcum LLP, our independent registered public accounting firm, and the underwriters of our Initial Public Offering did not, and will not, execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of the redemption rights in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, a copy of which is filed as an exhibit to this Annual Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Initial Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of: (i) $10.00 per Public Share; and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (i) $10.00 per Public Share; and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if: (i) we have sufficient funds outside of the Trust Account; or (ii) we consummate an Initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

The funds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of net interest for dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an Initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the funds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not, and our securities are not, intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within the Completion Window, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an Initial Business Combination. If we are unable to complete our Initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. It is likely that we will become subject to different or heightened rules or requirements promulgated by the SEC, and we may become subject to heightened or increased scrutiny by the SEC. In addition to existing SEC staff guidance, on March 30, 2022, the SEC proposed new rules that would impose, amongst other things, specialized disclosure requirements regarding business combination transactions involving SPACs such as in the context of conflict of interest or use of projections, impose underwriter liability for certain participants in business combination transactions involving SPACs, render SPACs ineligible to rely on the Private Securities Litigation Reform Act for making forward looking statements, and create a specific safe harbor for SPACs not to be deemed investment companies under the Investment Company Act of 1940, as amended. Compliance with, and monitoring of, applicable laws and existing and proposed regulations may be difficult, time consuming and costly. Given these factors, as well as the rise in SPAC litigation, we may find it challenging to identify a target and/or complete an Initial Business Combination within the remaining life of the SPAC.

If we are unable to consummate our Initial Business Combination within the Completion Window, our Public Shareholders may be forced to wait beyond such period before redemption from our Trust Account.

If we are unable to consummate our Initial Business Combination within the Completion Window, the funds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the duration of the Completion Window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our Initial Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our Initial Business Combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our Initial Business Combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are required to hold an annual general meeting no later than one year after our first full fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations until we announce an Initial Business Combination agreement.

Our efforts to identify a prospective Initial Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an Initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team and board of directors to identify and acquire a business or businesses that can benefit from our management team and board of directors’ established global relationships and operating experience. Our management team and board of directors have extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our Amended and Restated Memorandum and Articles of Association prohibits us from effecting an Initial Business Combination with another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business with respect to an Initial Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an Initial Business Combination target. Accordingly, any Public Shareholders who choose to remain shareholders following the Initial Business Combination could suffer a reduction in the value of their securities. Such Public Shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Initial Business Combination contained an actionable material misstatement or material omission.

We may seek Initial Business Combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider an Initial Business Combination outside of our management’s areas of expertise if an Initial Business Combination candidate is presented to us and we determine that such candidate offers an attractive Initial Business Combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular Initial Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an Initial Business Combination candidate. In the event we elect to pursue an Initial Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any Public Shareholders who choose to remain shareholders following our Initial Business Combination could suffer a reduction in the value of their shares. Such Public Shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Initial Business Combination with a target that does not meet our general criteria and guidelines, a greater number of Public Shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an Initial Business Combination is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our Initial Business Combination.

We may issue additional Class A Ordinary Shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Amended and Restated Memorandum and Articles of Association authorize the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2021, there are 467,025,000 and 41,756,250 authorized but unissued Class A Ordinary Shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Founder Shares. The Founder Shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of our Initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Amended and Restated Memorandum and Articles of Association, including in certain circumstances in which we issue Class A Ordinary Shares or equity-linked securities related to our Initial Business Combination. Currently, there are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A Ordinary Shares upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions as set forth therein. However, our Amended and Restated Memorandum and Articles of Association provide, among other things, that prior to our Initial Business Combination, we may not issue additional shares that would entitle the holders thereof to: (i) receive funds from the Trust Account; or (ii) vote on any Initial Business Combination. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our Public Offering;

●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares and/or Warrants.

Unlike some other similarly structured SPACs, holders of our Founder Shares will receive additional Class A Ordinary Shares if we issue certain shares to consummate an Initial Business Combination.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our Initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided in our Amended and Restated Memorandum and Articles of Association. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with our Initial Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by Public Shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to our Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Resources could be wasted in researching Initial Business Combination opportunities that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers & Corporate Governance — Conflicts of Interest.” Such entities may compete with us for Initial Business Combination opportunities. Although we are not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an Initial Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our Company of the consideration to be paid by us from a financial point of view of an Initial Business Combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Initial Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to Public Shares they acquire during or after our Public Offering), a conflict of interest may arise in determining whether a particular target is appropriate for our Initial Business Combination.

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

Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined such that Founder Shares represent 20% of the outstanding shares after the Public Offering. The Founder Shares will be worthless if we do not complete an Initial Business Combination. Additionally, each of the Anchor Investors has entered into a separate agreement with our Sponsor and certain of its members pursuant to which, subject to the conditions set forth therein, each such investor agreed to purchase equity interests in our Sponsor from such members representing an indirect beneficial interest in Founder Shares. As a result of the indirect beneficial interest in Founder Shares that our Anchor Investors hold, they may have different interests with respect to a vote on an Initial Business Combination than other Public Shareholders. In addition, our Sponsor has purchased an aggregate of 6,845,000 Private Placement Warrants for an aggregate purchase price of $6,845,000, or $1.00 per Private Placement Warrant. The Private Placement Warrants will also be worthless if we do not complete our Initial Business Combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the 24-month anniversary of our IPO nears, which is the deadline for our completion of an Initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt in the future, we may choose to incur substantial debt to complete our Initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A Ordinary Shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Initial Business Combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from our Public Offering and the sale of the Private Placement Warrants provided us with approximately $318,208,750 that we may use to complete our Initial Business Combination (after taking into account the $11,541,250 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete Initial Business Combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple Initial Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We are likely to attempt to complete our Initial Business Combination with a private company about which little information is publicly available, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we are likely to seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our shareholders do not agree.

Our Amended and Restated Memorandum and Articles of Association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. Except for the foregoing requirements, we do not have a specified maximum redemption threshold. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their Public Shares or, if we seek shareholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their Public Shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any Public Shares, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Initial Business Combination.

In order to effectuate an Initial Business Combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our shareholders may not support.

In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, SPACs have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Amended and Restated Memorandum and Articles of Association will require a special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our Amended and Restated Memorandum and Articles of Association requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete an Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our outstanding securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination.

The provisions of our Amended and Restated Memorandum and Articles of Association that relate to our pre-Initial Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend our Amended and Restated Memorandum and Articles of Association to facilitate the completion of an Initial Business Combination that some of our shareholders may not support.

Our Amended and Restated Memorandum and Articles of Association provide that any of its provisions related to pre-Initial Business Combination activity (including the requirement not to release the amounts deposited in the Trust Account except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our Sponsor, who beneficially owns 20% of our ordinary shares, will participate in any vote to amend our Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our Amended and Restated Memorandum and Articles of Association which govern our pre-Initial Business Combination behavior more easily than some other SPACs, and this may increase our ability to complete an Initial Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Amended and Restated Memorandum and Articles of Association.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Initial Business Combination.

We have not selected any specific Initial Business Combination target but we are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Shareholders, we may be required to seek additional financing to complete such proposed Initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Initial Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our Initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our Initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor and its affiliates own approximately 27% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Memorandum and Articles of Association. If our Sponsor, officers, directors or their affiliates purchase any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsor or its affiliates, nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were appointed by our Sponsor, is divided into three classes, each of which generally serves for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Initial Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor and its affiliates, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor and its affiliates will continue to exert control at least until the completion of our Initial Business Combination.

Since our Anchor Investors have an indirect beneficial interest in Founder Shares held by our Sponsor, a conflict of interest may arise in determining whether a particular target business is appropriate for our Initial Business Combination.

Our Anchor Investors are also members of our Sponsor with an indirect beneficial interest in Founder Shares held by our Sponsor. These Anchor Investors, through their interests in the Sponsor, will share in any appreciation of the Founder Shares, provided that we successfully complete an Initial Business Combination. Accordingly, our Anchor Investors’ interests in the Founder Shares held by our Sponsor may provide them with an incentive to vote any Public Shares they own in favor of an Initial Business Combination, and make a substantial profit on such interests, even if the Initial Business Combination is with a target that ultimately declines in value and is not profitable for other Public Shareholders.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an Initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. For as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

We may engage the underwriters of our Initial Public Offering or one of their affiliates to provide additional services to us, which may include acting as financial advisor in connection with an Initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters of our Initial Public Offering are entitled to receive deferred commissions that will be released from the Trust Account only on completion of an Initial Business Combination. These financial incentives may cause the underwriters of our Initial Public Offering to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an Initial Business Combination.

We may engage the underwriters of our Initial Public Offering or one of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an Initial Business Combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of an Initial Business Combination may give rise to potential conflicts of interest in providing any such additional services.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the Initial Business Combination or thereafter. Accordingly, any Public Shareholders who choose to remain shareholders following the Initial Business Combination could suffer a reduction in the value of their shares. Such Public Shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Initial Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The loss of an Initial Business Combination target’s key personnel could negatively impact the operations and profitability of the post-transaction company.

The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the post-transaction company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’ management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any Public Shareholders who choose to remain shareholders following the Initial Business Combination could suffer a reduction in the value of their shares. Such Public Shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Initial Business Combination contained an actionable material misstatement or material omission.

Our Initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our Initial Business Combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our Initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our Initial Business Combination and subject to any requisite shareholder approval, we may: structure our Initial Business Combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes; effect an Initial Business Combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our Initial Business Combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our Initial Business Combination with cash from its own funds or by selling all or a portion of the securities received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our Initial Business Combination.

In addition, we may effect an Initial Business Combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such an Initial Business Combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our Initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our Initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Initial Business Combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our Initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to complete such Initial Business Combination, or, if we complete such Initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may re-incorporate in another jurisdiction in connection with our Initial Business Combination and such re-registration may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our Initial Business Combination and subject to requisite shareholder approval by special resolution under the Companies Act, re-register in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the re-registration.

We may reincorporate in another jurisdiction in connection with our Initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our Initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If our management following our Initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Initial Business Combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the Initial Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our Initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Initial Business Combination and if we effect our Initial Business Combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Initial Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Initial Business Combination, and a particular Initial Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Initial Business Combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Initial Business Combination. Such negotiations would take place simultaneously with the negotiation of the Initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Initial Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our officers and directors are not required to, do not, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an Initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to continue engaging in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present an Initial Business Combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Initial Business Combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an Initial Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an Initial Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Initial Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it could be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest” for further information. We might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an Initial Business Combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our Initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an Initial Business Combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an Initial Business Combination and may have an adverse effect on the price of our securities.

Our letter agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, officers and directors contains provisions relating to transfer restrictions of our Founder Shares and Private Placement Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the Founder Shares for 185 days following the date of pricing of the Initial Public Offering will require the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to our Initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an Initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage, we might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on our ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Initial Business Combination. As a result, in order to protect our directors and officers, we may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-transaction company, and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our investors.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 24, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity; and (iii) the redemption of our Public Shares if we are unable to complete an Initial Business Combination by September 24, 2023, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholders have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Public Shares and Public Warrants are listed on Nasdaq. Although we met the minimum initial listing standards set forth in Nasdaq listing standards at the time of the Initial Public Offering, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our Initial Business Combination. In order to continue listing our securities on Nasdaq prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”. Because our Units, Public Shares and Public Warrants are listed on Nasdaq, our Units, Public Shares and Public Warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our Sponsor for the Founder Shares may significantly dilute the implied value of your Public Shares in the event we complete an Initial Business Combination. In addition, the value of the Sponsor’s Founder Shares will be significantly greater than the amount our Sponsor paid to purchase such shares in the event we complete an Initial Business Combination, even if the Initial Business Combination causes the trading price of our Class A Ordinary Shares to materially decline.

Our Sponsor invested an aggregate of $6,870,000 in us in connection with our Initial Public Offering, comprised of the $25,000 purchase price for the Founder Shares and the $6,845,000 purchase price for the Private Placement Warrants. We offered our Units to the public at an offering price of $10.00 per Unit, and the amount in our Trust Account was initially $10.00 per Public Share, implying an initial value of $10.00 per Public Share. However, because the Sponsor paid only a nominal purchase price of approximately $0.003 per Founder Shares, the value of your Public Shares may be significantly diluted as a result of the automatic conversion of our Sponsor’s Founder Shares into Class A Ordinary Shares upon our completion of an Initial Business Combination.

The following table shows the Public Shareholders’ and our Sponsor’s investment per share and how these compare to the implied value of one Class A Ordinary Share upon the completion of our Initial Business Combination. The following table assumes that (i) our valuation is $318,208,750 (which is the amount we would have in the Trust Account for our Initial Business Combination net of deferred underwriting commissions), (ii) no interest is earned on the funds held in the Trust Account, (iii) no Public Shares are redeemed in connection with our Initial Business Combination and (iv) all Founder Shares are held by our Sponsor upon completion of our Initial Business Combination, and does not take into account other potential impacts on our valuation at the time of the Initial Business Combination, such as (i) the value of our Public Warrants and Private Placement Warrants, (ii) the trading price of our Class A Ordinary Shares, (iii) the Initial Business Combination transaction costs (other than the payment of $11,541,250 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Class A Ordinary Shares held by Public Shareholders	32,975,000 shares
Class B ordinary shares held by initial shareholders	8,243,750 shares
Total ordinary shares	41,218,750 shares
Total funds in trust at the Initial Business Combination (net of deferred underwriting commissions)	$318,208,750
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Our initial shareholder’s investment per Class B ordinary share	$0.003
Implied value per Class A ordinary share upon the Initial Business Combination(3)	$7.72

(1)	While the Public Shareholders’ investment is in both the Public Shares and the Public Warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.

(3)	All Founder Shares would automatically convert into Class A Ordinary Shares upon completion of our Initial Business Combination.

The value of the Founder Shares following completion of our Initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our Sponsor invested in us an aggregate of $6,870,000, comprised of the $25,000 purchase price for the Founder Shares and the $6,845,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our Initial Business Combination, the 8,243,750 Founder Shares would have an aggregate implied value of $82,437,500. Even if the trading price of our ordinary shares were as low as $0.84 per share, and the Private Placement Warrants are worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on their investment in us at a time when our Public Shares have lost significant value. Accordingly, our management team, which owns interests in us and our Sponsor, may be more willing to pursue an Initial Business Combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares. This dilution would increase to the extent that the anti-dilution provisions of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our Initial Business Combination and would become exacerbated to the extent that Public Shareholders seek redemptions from the trust for their Public Shares. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our Initial Business Combination would be disproportionately dilutive to our Class A Ordinary Shares.

There is currently a limited market for our securities, and subsequent to the completion our Initial Business Combination, the market for our securities, and the public float of those securities, may continue to be limited, which would adversely affect the liquidity and price of our securities.

There is currently a limited market for our securities. The price of our securities may vary significantly due to one or more potential Initial Business Combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained.

If, in connection with our Initial Business Combination, a large number of our Public Shareholders redeem their Public Shares for cash, the public float of our securities may be reduced, which could cause significant material adverse consequences including reduced liquidity for our securities, limited news and analyst coverage, decreased ability to issue additional securities or obtain additional financing in the future and increased difficulty in obtaining or maintaining the quotation, listing or trading of our securities on a national securities exchange.

Participation in our Public Offering by our anchor investors may have reduced the public float for our Public Shares.

An aggregate of 12 qualified institutional buyers (“Anchor Investors”) expressed an interest to purchase an aggregate of approximately $322.3 million of the Units to be sold in the IPO. None of the Anchor Investors expressed an interest in purchasing more than 9.9% of the Units to be sold in the IPO. The Anchor Investors were allocated and purchased a total of 29,540,000 Units or 98.5% of the Units sold in the IPO. One of the Anchor Investors, Kingstown 1740 Fund, LP, is an affiliate of the Sponsor, and was allocated and purchased 2,900,000 Units. Such purchases may have reduced the available public float for our Public Shares. Any such reduction in our available public float may consequently reduce the trading volume, volatility and liquidity of our Public Shares relative to what they would have been had such Public Shares been purchased by public investors.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely: (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our Initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our Initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our Amended and Restated Memorandum and Articles of Association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Amended and Restated Memorandum and Articles of Association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Amended and Restated Memorandum and Articles of Association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Amended and Restated Memorandum and Articles of Association or otherwise related in any way to each shareholder’s holding in us, including but not limited to: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Amended and Restated Memorandum and Articles of Association; or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Amended and Restated Memorandum and Articles of Association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our Amended and Restated Memorandum and Articles of Association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Amended and Restated Memorandum and Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

An investment in us may result in uncertain U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there is no authority that directly address instruments similar to the Units we issued in our Public Offering, the allocation an investor makes with respect to the purchase price of a Unit between the Public Share and the one-half of a Public Warrant to purchase one Class A Ordinary Share included in each Unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of Public Warrants included in the Units we issued in our Public Offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Public Shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Security holders are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

We may be adversely affected by changes to the tax law, including the tax laws of the jurisdiction in which the target business is subject to.

We may be adversely affected by change to tax law, including the tax laws of the jurisdiction in which the target business is located. Our tax burden depends on various tax laws, as well as their application and interpretation. Our tax planning and optimization depends on the current and expected tax law. Amendments to tax laws may have a retroactive effect and their application or interpretation by tax authorities or courts may change unexpectedly. Any tax assessments that deviate from our expectations could lead to an increase in our tax obligations and, additionally, could give rise to interest payable on the additional amount of taxes. Furthermore, future tax audits and other investigations conducted by tax authorities could result in the assessment of additional taxes.

In addition, and outside of our Initial Business Combination, we do not believe that our proposed activities, the basis upon which we will be managed and operated, or the manner in which we intend to conduct our business, should result in us becoming subject to taxation, or to file any corporate income tax return, in any jurisdiction outside our jurisdiction of incorporation. Notwithstanding this, there can be no absolute assurance that a tax authority will not take a contrary view.

The materialization of any of these risks discussed above could have a material adverse effect on our business, net assets, financial condition, cash flows or results of operations.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without your approval.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder for the purpose of: (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement set forth in the prospectus for our Public Offering; (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement; or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or shares, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law: (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York; and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder. This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

If: (i) we issue additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of our Initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Founder Shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of our Initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of our Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and certain issuances of Class A Ordinary Shares and equity-linked securities) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you to: (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

Our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our Initial Business Combination.

We issued 16,487,500 Public Warrants to purchase 16,487,500 of our Class A Ordinary Shares as part of the Units offered in our Public Offering, in connection with the closing of our Public Offering, we issued in private placements an aggregate of 6,845,000 Private Placement Warrants, at $1.00 per warrant. In addition, if the Sponsor makes any Working Capital Loans, it may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate an Initial Business Combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete the Initial Business Combination. Therefore, our Warrants may make it more difficult to effectuate an Initial Business Combinationor increase the cost of acquiring the target business.

Because each Unit contains one-half of one Public Warrant and only a whole Warrant may be exercised, the Units may be worth less than Units of other special purpose acquisition companies.

Each Unit contains one-half of one Public Warrant. Pursuant to the warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Public Warrants will trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other SPACs similar to us whose Units include one ordinary share and one warrant to purchase one whole share. We established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of an Initial Business Combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

Registration of the Class A Ordinary Shares issuable upon exercise of the Public Warrants under the Securities Act or any state securities laws may not be in place when an investor desires to exercise Public Warrants, thus precluding such investor from being able to exercise its Public Warrants except on a cashless basis and potentially causing such Public Warrants to expire worthless.

If the issuance of the Class A Ordinary Shares upon exercise of the Public Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of Public Warrants will not be entitled to exercise such Public Warrants and such Public Warrants may have no value and expire worthless. In such event, holders who acquired their Public Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Public Shares included in the Units.

We registered the Class A Ordinary Shares issuable upon exercise of the Public Warrants in the registration statement for our Public Offering because the Warrants will become exercisable 30 days after the completion of our Initial Business Combination, which may be within one year of our Initial Public Offering. However, because the Warrants will be exercisable until their expiration date of up to five years after the completion of our Initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our Initial Business Combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our Initial Business Combination, we will use our best efforts to file with the SEC a post-effective amendment to that registration statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our Initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A Ordinary Shares issuable upon exercise of the Public Warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of Public Warrants who seek to exercise their Public Warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will Public Warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A Ordinary Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of Public Warrants who seek to exercise their Public Warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the Public Warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the Public Warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any Warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such Public Warrants for cash.

The warrant agreement provides that in the following circumstances holders of Public Warrants who seek to exercise their Public Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Ordinary Shares issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A Ordinary Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption.

If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the Public Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the Public Warrants, multiplied by the excess of the “fair market value” of our Class A Ordinary Shares (as defined in the next sentence) over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable. As a result, you would receive fewer Class A Ordinary Shares from such exercise than if you were to exercise such Public Warrants for cash.

The grant of registration rights to the holders of Founder Shares and holders of our Private Placement Warrants may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, holders of our Founder Shares and their permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants or holders of securities that may be issued upon conversion of Working Capital Loans and their permitted transferees may demand that we register such Warrants or the Class A Ordinary Shares issuable upon exercise of such Warrants and any other securities of the Company acquired by them prior to the consummation of our Initial Business Combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the securities owned by our holders of our Founder Shares, holders of our Private Placement Warrants or holders of our Working Capital Loans or their respective permitted transferees are registered.

There is currently a limited market for our securities, and subsequent to the completion our Business Combination, the market for our securities, and the public float of those securities, may continue to be limited, which would adversely affect the liquidity and price of our securities.

There is currently a limited market for our market for our securities. The price of our securities may vary significantly due to one or more potential Initial Business Combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained.

If, in connection with our Initial Business Combination, a large number of our public stockholders redeem their Public Shares for cash, the public float of our securities may be reduced, which could cause significant material adverse consequences including reduced liquidity for our securities, limited news and analyst coverage, decreased ability to issue additional securities or obtain additional financing in the future and increased difficulty in obtaining or maintaining the quotation, listing or trading of our securities on a national securities exchange.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we have no operations and nominal assets consisting almost entirely of cash. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning an Initial Business Combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our Initial Business Combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any Initial Business Combination we may consummate. You should not rely on the historical experiences of our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Public Shares or Public Warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year (and, in the case of the startup exception, potentially not until after the two taxable years following our current taxable year). Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates equaled or exceeded $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which: (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30; or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in 34 East 51st Street, 5th Floor New York, New York. Our telephone number is (212) 319-1309.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Shareholders’ equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A Ordinary Shares and Public Warrants are traded on Nasdaq under the symbols “IPAXU,” “IPAX” and “IPAXW,” respectively.

Holders

As of April 6, 2022, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B ordinary shares, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an Initial Business Combination. The payment of any cash dividends subsequent to an Initial Business Combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In February 2021, Inflection Point Holdings LLC, our Sponsor, paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s offering costs in exchange for 7,187,500 Founder Shares. Subsequently on March 5, 2021, we effected a 1.2 to 1 share recapitalization with respect to our Class B ordinary shares, as a result of which our Sponsor then held 8,625,000 Founder Shares. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these Founder Shares and the remaining Founder Shares are no longer subject to forfeiture.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the Company’s Initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Company’s Initial Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by Public Shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, or the Company’s officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 24, 2021, we consummated our Initial Public Offering of 30,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Citigroup Global Markets Inc. acted as sole book-running manager. The underwriters had a 45-day option from the effective date of the registration statement to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,975,000 Units, generating additional gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333- 253963). The SEC declared the registration statement effective on September 21, 2021.

Transaction costs amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of founder shares, and $841,938 of other offering costs, with $23,439 included in the statement of operations as an allocation for the over-allotment option, $24,538,134 included in temporary equity as an allocation for the Class A ordinary shares subject to redemption, and $2,096,740 included in additional paid-in capital as an allocation for the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of 6,250,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $6,250,000 in the aggregate. On October 29, 2021, simultaneously with the sale of the Over-Allotment Units, the Sponsor purchased an additional 595,000 Private Placement Warrants, generating aggregate gross proceeds to the Company of $595,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the Public Warrants sold as part of the Units sold in the Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the Sponsor or its permitted transferees.

Of the gross proceeds received from the Initial Public Offering and Private Placement of Private Placement Warrants, $329,750,000 was placed in the Trust Account.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Inflection Point Acquisition Corp.,” “our,” “us” or “we” refer to Inflection Point Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of this Annual Report. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report.

Overview

We are a blank check company incorporated on January 27, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

Our sponsor is Inflection Point Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on September 21, 2021. On September 24, 2021, we consummated our initial public offering (the “Initial Public Offering” or “IPO”) of 30,000,000 units, at $10.00 per unit (the “Units”). Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value (the “Class A Ordinary Shares” or “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”). The underwriters had a 45-day option from the effective date to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option (the “Over-Allotment” and together with the IPO, the “Public Offering”) and purchased an additional 2,975,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

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

An aggregate of 12 qualified institutional buyers (“Anchor Investors”) expressed an interest to purchase an aggregate of approximately $322.3 million of the Units to be sold in the IPO. None of the Anchor Investors expressed an interest in purchasing more than 9.9% of the Units sold in the IPO. The Anchor Investors were allocated and purchased a total of 29,540,000 Units or 98.5% of the Units sold in the IPO. One of the Anchor Investors, Kingstown 1740 Fund, LP, is an affiliate of the Sponsor, and was allocated and purchased 2,900,000 Units in the IPO.

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

Transaction costs amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of founder shares, and $841,938 of other offering costs, with $23,439 included in the statement of operations as an allocation for the over-allotment option, $24,538,134 included in temporary equity as an allocation for the Class A ordinary shares subject to redemption, and $2,096,740 included in additional paid-in capital as an allocation for the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

Following the closing of the IPO on September 24, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the IPO Private Placement Warrants was deposited into a trust account (the “Trust Account”). Following the closing of the Over-Allotment on October 29, 2021, an additional $29,750,000 ($10.00 per Over-Allotment Unit) from the net proceeds from the sale of the Over-Allotment Units in the Over-Allotment and the sale of the Over-Allotment Private Placement Units was deposited into the Trust Account. The proceeds deposited in the Trust Account are, and will be, invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of an Initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the Initial Business Combination by September 24, 2023, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of its Public Shares if the Company has not consummated an Initial Business Combination by September 24, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s Public Shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants although substantially all of the net proceeds are intended to be generally applied toward consummating an Initial Business Combination (less deferred underwriting commissions). The Company’s Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the Trust Account (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account). However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will have until September 24, 2023 to complete the Initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources; Going Concern

As of December 31, 2021, we had approximately $0.36 million in cash and working capital of $0.62 million.

On September 30, 2021, the Sponsor agreed to provide us with loans in such amounts as may be required by us to fund our working capital requirements up to an aggregate of $250,000. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, it is possible that the $0.36 million in cash held outside the Trust Account might not be sufficient to allow the Company to operate for at least 12 months from the date of this Annual Report, assuming that an Initial Business Combination is not consummated during that time. Until consummation of its Initial Business Combination, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

The Company can raise additional capital through Working Capital Loans from the Sponsor, certain of the Company’s officers and directors, or through loans from third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this Annual Report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of December 31, 2021, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through December 31, 2021 relates to our formation and the Public Offering and, subsequent to the closing of the IPO, identifying a target company for an Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 27, 2021 (inception) to December 31, 2021, we had net loss of $315,511, which consisted primarily of formation and operating costs amounting to $491,341 and over-allotment issuance costs amounting to $23,439 offset by interest income earned on cash and marketable securities held in Trust Account amounting to $5,798, and change in fair value of over-allotment liability of $193,471.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Administrative Services Agreement

Commencing on September 22, 2021, we agreed to pay Kingstown Capital Management L.P., an affiliate of the Sponsor, $15,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the Initial Business Combination or our liquidation, we will cease paying such monthly fees.

Registration Rights

The holders of the (i) Founder Shares and the Class A Ordinary Shares issuable upon conversion of Founder Shares, (ii) Forward Purchase Shares, (iii) Private Placement Warrants and the Class A Ordinary Shares underlying such Private Placement Warrants and (iv) warrants that may be issued upon conversion of Working Capital Loans and the Class A Ordinary Shares underlying such warrants will have registration rights to require us to register a sale of any of our securities held by them and any other securities of the Company acquired by them prior to the consummation of our Initial Business Combination pursuant to a registration rights agreement entered into in connection with the IPO. Pursuant to the registration rights agreement and assuming $1,500,000 of Working Capital Loans are converted into additional Private Placement Warrants, we will be obligated to register up to 21,588,750 Class A Ordinary Shares and 8,345,000 Private Placement Warrants. The number of Class A Ordinary Shares includes (i) 8,243,750 Class A Ordinary Shares to be issued upon conversion of the Founder Shares, (ii) 5,000,000 Forward Purchase Shares, (iii) 6,845,000 Class A Ordinary Shares underlying the Private Placement Warrants and (iv) 1,500,000 Class A Ordinary Shares underlying the warrants issuable upon conversion of working capital loans. The number of warrants includes 6,845,000 Private Placement Warrants and 1,500,000 additional warrants issuable upon the conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of IPO prospectus to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased 2,975,000 Over-Allotment Units, generating aggregate gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

The underwriters were entitled to a cash underwriting discount of 2.0% per Unit, or $4,595,000, excluding the proceeds from the purchase of an aggregate of 10,000,000 Units by certain of our Anchor Investors, $4,000,000 of which was payable upon the closing of the IPO and $595,000 was payable upon closing of the Over-Allotment. Additionally, Citigroup Global Markets Inc. will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $11,541,250 upon the completion of the Company’s Initial Business Combination. The deferred fee will become payable from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Professional Service Agreement

The Company reimburses its Sponsor for services provided by one of the Sponsor’s employees who serves as the Company’s Chief of Staff (“COS”). The COS receives $12,500 per month for services rendered, commencing September 25, 2021, through the closing of our initial business combination. For the period from January 27, 2021 (date of inception) through December 31, 2021, the Company recorded $40,000 of compensation for services provided. As of December 31, 2021, there was no balance due to the COS.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Transaction costs amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of founder shares, and $841,938 of other offering costs, with $23,439 included in the statement of operations as an allocation for the over-allotment option, $24,538,134 included in temporary equity as an allocation for the Class A ordinary shares subject to redemption, and $2,096,740 included in additional paid-in capital as an allocation for the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

Subject to each Anchor Investor purchasing 100% of the Units allocated to it in the IPO, and in connection with the closing of the IPO, the Sponsor sold membership interests reflecting an allocation of an aggregate of 1,625,000 Founder Shares to the Anchor Investors collectively. The Company, through an independent valuations expert, estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A.

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A Ordinary Share sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A Ordinary Shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO and the Over-Allotment, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital.

Related Party Redemption Waiver Agreement

In September 2021, the Company entered into a redemption waiver agreement with one of its Anchor Investors, Kingstown 1740 Fund, LP, whereby Kingstown 1740 Fund, LP agreed to waive its redemption rights on 1,386,989 Class A Ordinary Shares it holds, and these Class A Ordinary Shares are classified as shareholders’ equity.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the period from January 27, 2021 (inception) through December 31, 2021, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. The Company has not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,332,500 of the Company’s Class A Ordinary Shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted income per share is the same as basic income per share for the period presented.

Warrants

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that there were no indexation or tender offer provisions in the Warrant Agreement that precluded the Warrants from being accounted for as components of equity, and the Warrants meet the criteria in ASC 815-40-25 to be classified in shareholders’ equity. Fair value of the Public and Private Placement Warrants was determined by an independent valuation expert as of September 24, 2021 (the date of the IPO) and October 29, 2021 (the date the over-allotment option was exercised) using a Monte Carlo Model. Proceeds from the IPO and subsequent partial exercise of the over-allotment option allocated to the Public Warrants was an aggregate $11,995,753 ($11,025,229, net of offering costs) and is recorded in additional paid-in capital. Proceeds from the issuance of the Private Placement Warrants were $6,845,000 ($6,831,701, net of offering costs) and is recorded in additional paid-in capital.

Forward Purchase Agreement

In September 2021, we entered into a forward purchase agreement (“FPA”) pursuant to which certain affiliates of the Sponsor (“Kingstown”) agreed to purchase up to 5,000,000 forward purchase Class A ordinary shares (“Forward Purchase Shares”), for $10.00 per share, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of our Initial Business Combination, subject to approval by the Kingstown investment committee. We have the right, in our sole discretion, to reduce the amount of Forward Purchase Shares that Kingstown may purchase pursuant to the FPA. We have not considered the effect of the Forward Purchase Shares in the calculation of diluted income per share, since their issuance is contingent upon future events.

We evaluated the FPA under ASC 480 and ASC 815-40 to determine the appropriate accounting treatment. The FPA does not meet the criteria to be classified as a liability under ASC 480. In addition, there is no net cash settlement feature and settlement will be in gross physical delivery of Class A ordinary shares; therefore, the FPA should be classified as equity. However, as the issuance of Forward Purchase Shares is contingent on several factors, including the consummation of the Initial Business Combination, approval by the Kingstown board of directors, and the Company’s discretion, we will record the FPA when it becomes probable that the triggering events will occur. Until such time, due to the contingent nature of the FPA, we will disclose the contingency in the notes to our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Inflection Point Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Inflection Point Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ equity and cash flows for the period from January 27, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 27, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY

April 14, 2022

INFLECTION POINT ACQUISITION CORP.

BALANCE SHEET

December 31, 2021

Assets:
Cash	$359,610
Prepaid expenses	475,532
Total current assets	835,142
Prepaid expenses – noncurrent portion	326,032
Marketable Securities held in Trust Account	329,755,798
Total assets	$330,916,972

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$218,421
Due to related party	1,032
Total current liabilities	219,453
Deferred underwriting fee	11,541,250
Total liabilities	11,760,703

Commitments and Contingencies (Note 6)

Class A ordinary share subject to possible redemption, 31,588,011 shares at redemption value	315,880,110

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,386,989 shares issued and outstanding, excluding 31,588,011 shares subject to possible redemption	139
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,243,750 shares issued and outstanding	825
Additional paid-in capital	3,590,706
Accumulated deficit	(315,511)
Total shareholders’ equity	3,276,159
Total Liabilities and Shareholders’ Equity	$330,916,972

The accompanying notes are an integral part of these financial statements.

INFLECTION POINT ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the period from January 27, 2021 (inception) through December 31, 2021
Formation and operating costs	$491,341
Loss from operations	(491,341)

Other income
Change in fair value of over-allotment	193,471
Issuance cost of over-allotment	(23,439)
Interest income	5,798
Total other income	175,830

Net loss	$(315,511)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	9,322,714
Basic and diluted net loss per share, Class A ordinary shares	$(0.02)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	7,485,546
Basic and diluted net loss per share, Class B ordinary shares	$(0.02)

The accompanying notes are an integral part of these financial statements.

INFLECTION POINT ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to initial shareholders	—	—	8,625,000	863	24,137	—	25,000
Sale of 6,845,000 Private Placement Warrants, net of offering costs	—	—	—	—	6,831,701	—	6,831,701
Capital contribution for sale of Class B shares to Anchor Investors	—	—	—	—	9,680,125	—	9,680,125
Sale of 1,386,989 Units not subject to redemption, net of underwriter discount and offering costs	1,386,989	139	—	—	12,756,833	—	12,756,972
Allocated proceeds to Public Warrants, net of underwriter discount and offering consts	—	—	—	—	11,025,229	—	11,025,229
Forfeiture of 381,250 Class B founder shares	—	—	(381,250)	(38)	38	—	—
Remeasurement of exercised over-allotment option	—	—	—	—	87,830	—	87,830
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(36,815,188)	—	(36,815,188)
Net loss	—	—	—	—	—	(315,511)	(315,511)

Balance as of December 31, 2021	1,386,989	$139	8,243,750	$825	$3,590,706	$(315,511)	$3,276,159

The accompanying notes are an integral part of these financial statements

INFLECTION POINT ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(315,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation cost paid by Sponsor in exchange of issuance of Class B ordinary shares	11,388
Operating expense paid by promissory note - related party	8,500
Change in fair value of over-allotment	(193,471)
Issuance cost of over-allotment	23,439
Interest earned on marketable securities held in trust account	(5,798)
Changes in current assets and liabilities:
Prepaid assets	(475,532)
Other assets	(326,032)
Due to related party	1,032
Accrued offering costs and expenses	67,421
Net cash used in operating activities	(1,204,564)

Cash flows from investing activities:
Investment of cash in Trust Account	(329,750,000)
Net cash used in investing activities	(329,750,000)

Cash flows from financing activities:
Proceeds from issuance of Private Placement Warrants	6,845,000
Proceeds from sale of Units, net of underwriting discount	325,155,000
Payment of promissory note – related party	(188,805)
Payment of offering costs	(497,021)
Net cash provided by financing activities	331,314,174

Net change in cash	359,610
Cash, beginning of the period	—
Cash, end of the period	$359,610

Supplemental disclosure of non-cash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$13,612
Offering costs paid by promissory note - related party	$180,305
Capital contribution for excess fair value of Class B shares sold by the Sponsor to Anchor Investors determined to be offering cost	$9,680,125
Deferred underwriting commissions payable charged to additional paid in capital	$11,541,250

Remeasurement of Class A ordinary shares subject to possible redemption	$36,815,188
Accrued offering costs	$151,000

The accompanying notes are an integral part of these financial statements.

INFLECTION POINT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 — Organization, Business Operations and Going Concern

Inflection Point Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 27, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”) which is described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, the Sponsor sold membership interests reflecting an allocation of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) to each Anchor Investor, or an aggregate of 1,625,000 Founder Shares to all Anchor Investors (see Note 6). The Company estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Upon the completion of the IPO, offering costs allocated (1) to the Public Shares not subject to possible redemption and the Public Warrants were charged to additional paid-in capital; (2) to the Public Shares subject to redemption were charged to temporary equity; and (3) to the over-allotment option were charged to expense.

As of December 31, 2021, transaction costs amounted to $26,658,313 consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 excess fair value of founder shares (see Note 5), and $841,938 of other offering costs, with $23,439 included in the statement of operations as an allocation for the over-allotment option, $24,538,134 included in temporary equity as an allocation for the Class A ordinary shares subject to redemption, and $2,096,740 included in additional paid-in capital as an allocation for the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

Following the closing of the IPO on September 24, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”). Following the closing of the Over-Allotment on October 29, 2021, an additional $29,750,000 ($10.00 per Over-Allotment Unit) from the net proceeds from the sale of the Over-Allotment Units in the Over-Allotment and the sale of the Over-Allotment Private Placement Warrants was deposited into the Trust Account. The proceeds deposited in the Trust Account will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Going Concern

As of December 31, 2021, the Company had approximately $0.36 million in its operating bank account, and working capital of approximately $0.62 million. On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $250,000. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, it is possible that the $0.36 million in cash held outside the trust account might not be sufficient to allow the Company to operate for at least 12 months from the issuance of these financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company can raise additional capital through Working Capital Loans from the Sponsor, certain of the Company’s officers and directors, or through loans from third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the Company’s financial position, results of operations, and cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. See Note 8 for further discussion of the fair values of the Company’s assets and liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company’s has analyzed the Public Warrants and Private Placement Warrants and determined they meet all of the requirements for equity classification under ASC 815 (see Note 3 and 4).

The Company granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 4,500,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity” and is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480. The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations (See Note 9).

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 23,332,500 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares.

	For the period from January 27, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(174,998)	$(140,513)
Denominator:
Basic and diluted weighted-average shares outstanding	9,322,714	7,485,546
Basic and diluted net loss per share	$(0.02)	$(0.02)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering. For the period ended December 31, 2021, Offering costs amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of founder shares (see Note 5), and $841,938 of other offering costs, with $23,439 included in the statement of operations as an allocation for the over-allotment option, $24,538,134 included in temporary equity as an allocation for the Class A ordinary shares subject to redemption, and $2,096,740 included in additional paid-in capital as an allocation for the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants .

Ordinary Shares Subject to Possible Redemption

31,588,011 shares of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital.

Related Party Redemption Waiver Agreement

In September 2021, the Company entered into a redemption waiver agreement with one of its anchor investors, Kingstown 1740 Fund, LP, whereby Kingstown 1740 Fund, LP agreed to waive its redemption rights on 1,386,989 Class A ordinary shares (the “Non-Redemption Shares”) it held, and these ordinary shares are classified as shareholders’ equity.

As of December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO and partial exercise of over-allotment option	$329,750,000
Less: proceeds from shares not subject to redemption	(13,869,890)

Less:
Proceeds allocated to public warrants	(11,995,753)
Over-allotment liability	(281,301)
Ordinary share issuance costs	(24,538,134)
Plus:
Remeasurement of carrying value to redemption value	36,815,188

Class A ordinary shares subject to redemption	$315,880,110

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

The underwriters had a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments. On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,975,000 Over-Allotment Units, generating aggregate gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units (see Note 8).

The Company paid an underwriting fee at the closing of the IPO of $4,000,000. As of December 31, 2021, an additional fee of $10,500,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred fee will become payable to Citigroup Global Markets Inc. from the amounts held in the Trust Account.

The Company paid an underwriting fee at the closing of the Over-Allotment of $595,000. As a result of the Over-Allotment, an additional fee of $1,041,250 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred fee will become payable to Citigroup Global Markets Inc. from the amounts held in the Trust Account.

Warrants — As of December 31, 2021, there were 16,487,500 Public Warrants and 6,845,000 Private Placement Warrants outstanding. The Company evaluated the terms of the warrants and determined the warrants meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified in shareholders equity upon issuance. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, the Sponsor sold membership interests reflecting an allocation of an aggregate of 1,625,000 Founder Shares to the Anchor Investors collectively. The Company estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Upon the completion of the IPO, offering costs allocated (1) to the Public Shares not subject to possible redemption and the Public Warrants were charged to additional paid-in capital; (2) to the Public Shares subject to redemption were charged to temporary equity; and (3) to the over-allotment liability were charged to expense.

Redemption Waiver Agreement

In September 2021, the Company entered into a redemption waiver agreement with one of its anchor investors, Kingstown 1740 Fund, LP, whereby Kingstown 1740 Fund, LP agreed to waive its redemption rights on 1,386,989 Class A ordinary shares (the “Non-Redemption Shares”) it held, and these ordinary shares are classified as shareholders’ equity.

Promissory Note—Related Party

On February 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. As of September 24, 2021, the Company had borrowed $188,805 under the promissory note, which was fully repaid by September 30, 2021. On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $250,000, and no amounts have been drawn upon this loan commitment.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) on a non-interest basis. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post business combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

On September 21, 2021, the Company entered into an Administrative Services Agreement with Kingstown Capital Management L.P., an affiliate of the Sponsor, pursuant to which it will also pay a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or a liquidation, the Company will cease paying these monthly fees. For the period from January 27, 2021 (date of inception) through December 31, 2021, the Company recorded $48,000 of administrative service fees under the agreement, none of which was due or payable as of December 31, 2021.

Professional Service Agreement

The Company reimburses its Sponsor for services provided by one of the Sponsor’s employees who serve as the Company’s Chief of Staff (“COS”). The COS receives $12,500 per month for services rendered, commencing September 25, 2021, through the closing of our initial business combination. For the period from January 27, 2021 (date of inception) through December 31, 2021, the Company recorded $40,000 of compensation for services provided. As of December 31, 2021, there was no balance due to the COS.

Forward Purchase Agreement

On September 21, 2021, the Company entered into a forward purchase agreement (“FPA”)pursuant to which certain affiliates of the Sponsor (“Kingstown”) agreed to purchase up to 5,000,000 forward purchase Class A ordinary shares (“Forward Purchase Shares”), for $10.00 per share, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of the Company’s initial Business Combination, subject to approval by the Kingstown investment committee. The proceeds from the sale of these Forward Purchase Shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, Kingstown may purchase less than 5,000,000 Forward Purchase Shares. In addition, Kingstown’s commitment under the FPA will be subject to approval of its investment committee prior to the closing of the Company’s initial Business Combination. Accordingly, if Kingstown’s investment committee does not give its approval, Kingstown will not be obligated to purchase the Forward Purchase Shares. Further, the Company has the right, in its sole discretion, to reduce the amount of Forward Purchase Shares that Kingstown may purchase pursuant to the FPA. Pursuant to the terms of the FPA, Kingstown will have the option to assign its commitment to one of its affiliates and up to $5,000,000 to members of the Company’s management team or Board of Directors. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the IPO, except that they will be subject to transfer restrictions and registration rights.

The Company evaluated the FPA under ASC 480 and ASC 815-40 to determine the appropriate accounting treatment. The FPA does not meet the criteria to be classified as a liability under ASC 480. In addition, there is no net cash settlement feature and settlement will be in gross physical delivery of Class A ordinary shares; therefore, the FPA should be classified as equity. However, as the issuance of Forward Purchase Shares is contingent on several factors, including the consummation of the Initial Business Combination, approval by the Kingstown board of directors, and the Company’s discretion, the Company will record the FPA when it becomes probable that the triggering events will occur.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Forward Purchase Shares, (iii) Private Placement Warrants which were issued in private placements simultaneously with the closing of the IPO and the Over-Allotment and the Class A ordinary shares underlying such Private Placement Warrants and (iv) warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares underlying such warrants will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement entered into in connection with the IPO. Pursuant to the registration rights agreement and assuming $1,500,000 of Working Capital Loans are converted into additional Private Placement Warrants, the Company will be obligated to register up to 21,588,750 Class A ordinary shares and 8,345,000 Private Placement Warrants. The number of Class A ordinary shares includes (i) 8,243,750 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,000,000 Forward Purchase Shares, (iii) 6,845,000 Class A ordinary shares underlying the Private Placement Warrants and (iv) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants issuable upon conversion of Working Capital Loans. The number of warrants includes 6,845,000 Private Placement Warrants and 1,500,000 additional Private Placement Warrants issuable upon the conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Company evaluated the registration rights agreement in accordance with the guidance in ASC 825-20 “Registration Payment Arrangements,”, ASC 470-20 “Debt with Conversion and Other Options,” and ASC 450 “Contingencies.” The registration rights agreement does not contain liquidating damages, penalty payment, or other cash settlement provisions resulting from delays in registering the Company’s securities. As such, there are no accounting implications that arise due to the registration rights.

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

Note 7 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 1,386,989 Class A ordinary shares issued and outstanding, excluding 31,588,011 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each ordinary share. At December 31, 2021, there were 8,243,750 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$329,755,798

The over-allotment option was accounted for as a liability in accordance with ASC-480 and was presented within liabilities on the accompanying balance sheet. The over-allotment option was measured at fair value at inception and on a recurring basis until it was exercised or expired, with changes in fair value presented in the statement of operations. On October 29, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 2,975,000 Units at $10.00 per Unit and forfeited the remaining over-allotment option. The over-allotment liability was eliminated upon the expiration of the unexercised option on November 8, 2021. The over-allotment option liability was valued using a Black Scholes Model.

The following table presents the quantitative information regarding Level 3 fair value measurement inputs:

	October 29, 2021	September 24, 2021
Stock Price	$10.00	$10.00
Exercise Price	$10.00	$10.00
Volatility	4.5%	4.4%
Term (years)	0.03	0.12
Dividend Yield	0.00	0.00
Risk Free Rate-Daily Treasury Yield Curve	0.08%	0.06%

The following table presents the changes in the fair value of the Level 3 over-allotment liability:

Over-allotment Option Liability
Fair value as of January 27, 2021	$—
Initial measurement on September 24, 2021	281,301
Change in fair value at October 29, 2021	(148,449)
Fair value of expired over-allotment option at November 8, 2021	(45,022)
Partial exercise of over-allotment liability at October 29, 2021	(87,830)
Fair value as of December 31, 2021	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 8, 2022, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000, and no amounts have been drawn upon this loan commitment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial and accounting officer (our “Certifying Officers”), to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2021.

Management’s report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ending December 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Paula Sutter	53	Executive Chairwoman
Michael Blitzer	43	Co-Chief Executive Officer and Director
Guy Shanon	52	Co-Chief Executive Officer and Director
Brian Pitz	49	Chief Financial Officer and Director
Nicholas Shekerdemian	26	Director

Paula Sutter

Paula Sutter has been our Executive Chairwoman since February 2021. Ms. Sutter began her career over 25 years go at the Donna Karan Company serving in a variety of roles. She currently serves on the board of ThredUp Inc. (“ThredUp”), a high-growth re-commerce platform backed by Goldman Sachs and Park West.

Ms. Sutter served as Global President of Diane von Furstenberg (“DvF”) from 1999 to 2013. She joined DvF with the task of relaunching and rebuilding the brand. Ms. Sutter led DvF’s transformative growth and developed a vast range of accessories and home furnishings, spearheading the company’s evolution into a true lifestyle omnichannel brand. During her tenure, she built the business from its commercial launch to an iconic international brand, expanding its global footprint of freestanding DvF stores, launching DvF.com as well as establishing a substantial presence in department stores worldwide.

From 2014 to 2017, Ms. Sutter was Operating Partner at TSG Consumer Partners and CEO of TSG Fashion (collectively, “TSG”). As group CEO, Ms. Sutter provided hands-on strategic planning as well as operational and management strategy to her portfolio, which included Revolve Group, Inc. (NYSE: RVLV) (“Revolve”), Forward by Elyse Walker, Alexis Bittar, Backcountry, and Paige Denim. During her tenure at TSG, Ms. Sutter was deeply involved in the management and sales processes for Paige Denim and Alexis Bittar. Ms. Sutter was also instrumental in driving topline growth and margin expansion at Revolve which resulted in a successful initial public offering of the business in 2019. Additionally, Ms. Sutter helped source and diligence new investment opportunities in the broader apparel and retail space.

After leaving TSG Consumer Partners, Ms. Sutter founded Paula Sutter LLC, a brand advisory consulting firm focused on strategic planning, top line growth initiatives and product development and expansion. Beginning in 2018, she worked closely with a number of private PE- and VC-backed companies, including Alexander Wang, Mackage and MeUndies Inc. in both advisory and board of director roles, as well as advising investment firms including Lee Equity Interluxe and Permira. Ms. Sutter is also a Series A investor in Allbirds, Inc.

Ms. Sutter is a graduate of Villanova University, and currently resides in New York.

We believe Ms. Sutter is qualified to serve on our board of directors due to her extensive managerial, operational, oversight and investment experience as an officer, board member and investor of consumer brands.

Michael Blitzer

Michael Blitzer has been our co-CEO since February 2021 and a Director since January 2021. Mr. Blitzer is the founder and co-CIO of Kingstown Capital Management, which he founded in 2006 and grew to a multi-billion asset manager with some of the world’s largest endowments and foundations as clients. Over 15 years, Kingstown has invested in public and private equities, SPACs, PIPEs, and derivatives. At Kingstown, Mr. Blitzer oversaw and participated in nearly all of the firm’s investment decisions including countless public and private investments in the consumer and technology industries. Mr. Blitzer brings an in-depth understanding of public markets and has invested in a variety of corporate transactions such as spin-offs, rights offerings, public offerings, privatizations and mergers & acquisitions. He was also a public company director of Signature Group Holdings after its exit from bankruptcy in 2011, where he also sat on the audit committee, and was on the board of directors of the European mutual fund TREND AD. Mr. Blitzer began his Wall Street career at J.P. Morgan Securities in 1999 advising companies globally in private debt and equity capital raises followed by work at the investment fund Gotham Asset Management, which was founded by the author and investor Joel Greenblatt. Mr. Blitzer taught courses in Investing at Columbia Business School for five years in the 2010s. He holds an MBA from Columbia Business School and a BS from Cornell University where he received the Cornell Tradition Fellowship. Mr. Blitzer currently sits on the Executive Advisory Board of the Heilbrunn Center for Graham & Dodd Investing at Columbia Business School and is a trustee of Greens Farms Academy in Westport, CT where he is also Treasurer and Chair of the Investment Committee.

We believe Mr. Blitzer is qualified to serve on our board of directors due to his extensive investment, financial, managerial and oversight experience as an investor and board member.

Guy Shanon

Guy Shanon has been our co-CEO and a director since February 2021. He is co-CIO of Kingstown Capital Management, where he co-manages the firm’s portfolio and directs research efforts related to Kingstown’s special situation investment strategy. Over the last 15 years at Kingstown Mr. Shanon has invested in the debt and equity of a wide variety of public and private consumer-oriented businesses. He was the founder and CEO of Cityfeet.com, a venture-backed internet company that was sold to Loopnet.com. He also held positions in the Financial Sponsors Group at Merrill Lynch and Jones Lang LaSalle earlier in his career. He earned an MBA from Columbia Business School, a JD from George Washington University, and an undergraduate degree from the University of Michigan. Mr. Shanon is a CFA charter holder and a former adjunct professor at Columbia Business School where he taught Security Analysis.

We believe Mr. Shanon is qualified to serve on our board of directors due to his extensive investment, financial managerial and oversight experience as an investor, founder and board member.

Brian Pitz

Brian Pitz has been our Chief Financial Officer and a director since February 2021. Mr. Pitz is Founder & CEO of Amagansett Technology Capital Partners LLC, a deep relationship and data-driven boutique advisor focused on public and private technology companies at all stages. Mr. Pitz processes all securities transactions through Four Points Capital Partners LLC, a registered broker dealer and member of FINRA and SIPC. Previously, Mr. Pitz was Managing Director and Head of Global Internet & Interactive Entertainment Investment Banking at Deutsche Bank, where he oversaw significant IPO, follow-on, convertible, M&A, and advisory deal volume. Before Deutsche Bank, Mr. Pitz spent nearly 20 years as a top Institutional Investor ranked senior equity research analyst covering the Internet, Interactive Entertainment, and related software companies at Jefferies & Co., UBS Investment Bank, Banc of America Securities LLC, and nearly a decade at Morgan Stanley as part of their top-ranked tech franchise. Mr. Pitz commenced his professional career as a consultant in the Business Consulting practice of Arthur Andersen LLP in New York.

We believe Mr. Pitz is qualified to serve on our board of directors due to his extensive investment, financial and operational experience as an officer, founder and investor.

Nicholas Shekerdemian

Nicholas Shekerdemian has been a director since February 2021. Mr. Shekerdemian is the Founding Partner of The Venture Collective, a venture capital firm founded in October 2019 that is focused on the intersection between transformational technology and deep positive impact. The Venture Collective is backed by a series of exited founders, hedge fund managers and Fortune 500 executives and has invested in the likes of Axiom Space, Infogrid, VitroLabs, and HelixNano. Mr. Shekerdemian was previously Founder and CEO, from January 2016 to January 2019, and since January 2019, is the Chairman, of a venture backed business called Headstart. At Headstart, he received backing from investors including Peter Thiel, Y Combinator, FoundersX Ventures, Hack VC, Plug and Play, and the founders of Zynga and Unity. Mr. Shekerdemian is an advisor to the United Nations on education through the United National Technology Innovation Lab (UNTIL). Personally, Mr. Shekerdemian is an active angel investor with 30+ investments spanning consumer, enterprise software and biotech.

We believe Mr. Shekerdemian is qualified to serve on our board of directors due to his managerial, operational and investment experience as a founder, officer and investor.

Advisors

Erin Clift is our Special Advisor. Ms. Clift currently serves as the Chief Marketing Officer at Waze, the world’s largest community based navigation platform fueled by over 140 million active Wazers in more than 185 countries. In that role, she has overall responsibility for the Waze brand, partnerships and marketing and external communications worldwide. Before joining Waze, Ms. Clift served as Chief Marketing Officer at Kik, a mobile messaging platform. During her tenure, she was instrumental in the creation of Kin, a cryptocurrency to serve as the foundation of a decentralized ecosystem of digital services. Prior to Kik, Ms. Clift was the Vice President, Global Marketing & Partnerships at Spotify where she was responsible for consumer and business marketing, revenue expansion and strategy, brand partnerships, and agency programs. Ms. Clift came to Spotify from AOL, where she was SVP, Global Sales Development responsible for advertising revenue growth and creating their Branded Entertainment platform. Before joining AOL, she held various leadership positions for Google including Director of North American Agency Development where she was responsible for Google’s business strategy and overall revenue management from advertising agencies. Prior to Google, Ms. Clift spent 10 years working in various marketing and media consulting roles. She was inducted to the AAF Hall of Achievements in 2012 and was recently named as one of Forbes top 50 game changing marketers for 2019.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are required to hold an annual general meeting within one year after our first full fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Nicholas Shekerdemian, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Paula Sutter and Brian Pitz, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Michael Blitzer and Guy Shanon will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Memorandum and Articles of Association.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Paula Sutter, Nicholas Shekerdemian and Brian Pitz serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Ms. Sutter and Mr. Shekerdemian each meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. We have one year from the date of our listing on Nasdaq to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee within one year of our listing on Nasdaq, at which time Mr. Pitz will resign from the committee.

Paula Sutter serves as the chairperson of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Brian Pitz qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) our independent auditor’s qualifications and independence; and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing: (1) the independent auditor’s internal quality-control procedures; and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are Paula Sutter and Nicholas Shekerdemian. Paula Sutter serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Paula Sutter and Nicholas Shekerdemian are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our co-chief executive officers’ compensation, evaluating our co-chief executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our co-chief executive officers’ based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e) (2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Paula Sutter and Nicholas Shekerdemian. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our Amended and Restated Memorandum and Articles of Association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics as an exhibit to the registration statement for our Initial Public Offering. You are able to review this document by accessing our public filings at the SEC’s website at www.sec.gov or on our website at inflectionpointacquisition.com/investor-relations/default.aspx. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present an Initial Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of an Initial Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Initial Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Initial Business Combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Michael Blitzer	Kingstown Capital Management, LP	Asset management	Founder and Co-Chief Investment Officer
	Kingstown Capital Partners, LLC	Asset management	Managing Member
	Kingstown Management GP LLC	Asset management	Managing Member
	Kingstown Partners Master Ltd	Investment Fund	Funds managed by
	Kingstown Partners II, LP	Investment Fund	Kingstown Capital Management, LP and Kingstown
	Kingstown 1740 Fund, LP	Investment Fund	Management GP LLC
	Kingfishers L.P.	Investment Fund

Guy Shanon	Kingstown Capital Management, LP	Asset management	Co-Chief Investment Officer
	Kingstown Capital Partners, LLC	Asset management	Managing Member
	Kingstown Management GP LLC	Asset management	Managing Member
	Kingstown Partners Master Ltd	Investment Fund	Funds managed by Kingstown Capital Management, LP and Kingstown Management GP LLC
	Kingstown Partners II, LP	Investment Fund
	Kingstown 1740 Fund, LP	Investment Fund
	Kingfishers L.P.	Investment Fund

Paula Sutter	ThredUp	Re-commerce platform	Director
	Paula Sutter LLC	Brand advisory consulting	Founder and Chief Executive Officer
	The Venture Collective and its affiliates	Venture capital firm focused on the intersection between transformational technology and deep positive impact	Chairwoman

Brian Pitz	AmTech Capital Partners LLC	Deep relationship and data-driven boutique advisor	Chief Executive Officer

Nicholas Shekerdemian	The Venture Collective and its affiliates	Venture capital firm focused on the intersection between transformational technology and deep positive impact	Founding Partner
	Headstart AI, Inc.	Technology company	Executive Chairman
	U.K. for Teaching by the Top Ltd.	Consumer EdTech company	Director
	SVT Ventures Ltd.	Venture capital firm	Director

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Initial Business Combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

Investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, do not, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an Initial Business Combination and their other businesses. We do not have, and do not intend to have, any full-time employees prior to the completion of our Initial Business Combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor purchased Founder Shares and Private Placement Warrants prior to, and in connection with, the closing of our Public Offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our Initial Business Combination. One of our Anchor Investors, Kingstown 1740 Fund L.P. which is affiliated with our Sponsor and members of our management team, has agreed to waive, solely to the extent necessary for us to have shareholders’ equity of at least $5,000,001, its redemption rights with respect to 1,386,989 Public Shares held by it (i) in connection with the completion of our Initial Business Combination and (ii) a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (a) to modify the substance or timing of our obligation to allow redemption in connection with an Initial Business Combination or to redeem 100% of the Public Shares that are not Non-Redemption Shares if we have not consummated an Initial Business Combination within the time period set forth in our Amended and Restated Memorandum and Articles of Association or (b) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity or in the context of a tender offer made by us to purchase Public Shares. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Initial Business Combination within the prescribed time frame. If we do not complete our Initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our Initial Business Combination or (ii) the date following the completion of our Initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination, the Founder Shares will be released from the lockup. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of our Initial Business Combination. Because each of our officers and directors and our special advisor own ordinary shares or Warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Initial Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or completing the Initial Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an Initial Business Combination with a target that is affiliated (as defined in our Amended and Restated Memorandum and Articles of Association) with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an Initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Initial Business Combination. Notwithstanding the foregoing, commencing on the date our securities are first listed on Nasdaq, we pay Kingstown Capital Management L.P., an affiliate of our Sponsor, $15,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team. Commencing on the same date, the Company reimburses its Sponsor for services provided by one of the Sponsor’s employees who serves as COS at the rate of $12,500 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our Initial Business Combination to our Public Shareholders for a vote, our Sponsor, officers and directors have agreed to vote their Founder Shares, and they and the other members of our management team have agreed to vote their Founder Shares and any Public Shares in favor of our Initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an Initial Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

We entered into an agreement with the Sponsor whereby, commencing on September 21, 2021 through the earlier of the consummation of an Initial Business Combination and our liquidation, we agreed to pay the Sponsor $15,000 per month for administrative and support services provided to members of our management team. For the period from September 21, 2021 to December 31, 2021, the Company incurred $48,000 of administrative services under this arrangement. Following its IPO, the Company also reimburses its Sponsor for services provided by one of the Sponsor’s employees who serves as COS at the rate of $12,500 per month.

Except as described herein, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an Initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. Further, commencing on the date our securities were first listed on Nasdaq, we also pay Kingstown Capital Management L.P., an affiliate of our Sponsor, $15,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team as described above.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential Initial Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Compensation Committee Report

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 13, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Warrants as they are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of each class of our ordinary shares is based on 32,975,000 Class A Ordinary Shares and 8,243,750 Class B ordinary shares issued and outstanding as of April 13, 2022.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Ordinary Shares
Michael Blitzer(3)	2,900,000	8.8%	8,243,750	100%
Guy Shanon(3)	2,900,000	8.8%	8,243,750	100%
Paula Sutter	—	—	—	—
Nicholas Shekerdemian	—	—	—	—
Brian Pitz	—	—	—	—
All officers, directors and director nominees as a group (5 individuals)	2,900,00	8.8%	8,243,750	100%
5% Holders
Inflection Point Holdings LLC(3)	—	—	8,243,750	100%
Kingstown Capital Management, LP(3)	2,900,000	8.8%	8,243,750	100%
Kingstown Management GP, LLC(3)	2,900,000	8.8%	8,243,750	100%
LMR Master Fund Ltd(4)	2,900,000	8.8%	—	—
Nabahz Investors, LLC(5)	1,900,000	5.8%	—	—
Citadel Entities(6)	2,150,248	6.5%	—	—
Hudson Bay Capital Management LP(7)	2,900,000	8.8%	—	—
HGC Investment Management Inc.(8)	2,550,136	7.7%	—	—

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o Inflection Point Acquisition Corp., 34 East 51st Street, 5th Floor, New York, New York 10022.

(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our Initial Business Combination on a one-for-one basis, subject to adjustment.

(3)	Inflection Point Holdings LLC, our Sponsor, is the record holder of such shares. Kingstown Capital Management, L.P. is the manager of Inflection Point Holdings LLC and shares voting and investment discretion with respect to the ordinary shares held of record by Inflection Point Holdings LLC. Kingstown Management GP LLC is the general partner of Kingstown Capital Management, L.P. and shares voting and investment discretion with respect to the ordinary shares held of record by Inflection Point Holdings LLC. Michael Blitzer and Guy Shanon are the Managing Members of Kingstown Management GP LLC and share voting and investment discretion with respect to the ordinary shares held of record by Inflection Point Holdings LLC. Each of Kingstown Management GP LLC, Kingstown Capital Management, LP, Michael Blitzer and Guy Shanon disclaims any beneficial ownership of the securities held by Inflection Point Holdings LLC other than to the extent of any pecuniary interest it or he, as applicable, may have therein, directly or indirectly.

(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, LMR Master Fund Ltd (“LMR Master Fund”) is the holder of the Class A Ordinary Shares reported. LMR Partners LLP, LMR Partners Limited, LMR Partners LLC and LMR Partners AG (collectively, the “LMR Investment Managers”), serve as the investment managers to certain funds, including, without limitation, LMR Master Fund, with respect to the Class A Ordinary Shares held by LMR Master Fund. Ben Levine and Stefan Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by LMR Master Fund. The address of the principal business office of each of the foregoing is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(5)	According to a Schedule 13G/A filed with the SEC on February 9, 2022, Nabahz Investors, LLC is the holder of the Class A Ordinary Shares reported. Farallon Capital Management, L.L.C., (the “Farallon Management Company”), is the manager of Nabahz Investors, LLC, with respect to the Class A Ordinary Shares held by Nabahz Investors, LLC. Each of Philip D. Dreyfuss (“Dreyfuss”), Michael B. Fisch (“Fisch”), Richard B. Fried (“Fried”), Varun N. Gehani (“Gehani”), Nicolas Giauque (“Giauque”), David T. Kim (“Kim”); Michael G. Linn (“Linn”), Rajiv A. Patel (“Patel”), Thomas G. Roberts, Jr. (“Roberts”), William Seybold (“Seybold”), Andrew J. M. Spokes (“Spokes”), John R. Warren (“Warren”), and Mark C. Wehrly (“Wehrly” and collectively with Fisch, Fried, Gehani, Giauque, Kim, Linn, Patel, Roberts, Seybold, Spokes and Warren, the “Farallon Individual Reporting Persons”) is a managing member or senior managing member, as the case may be, of the Farallon Management Company, with respect to the Class A Ordinary Shares held by Nabahz Investors, LLC. The Farallon Management Company, as the manager of Nabahz Investors, LLC, may be deemed to be a beneficial owner of such Class A Ordinary Shares held by Nabahz Investors, LLC. Each of the Farallon Individual Reporting Persons, as a managing member or senior managing member, as the case may be, of the Farallon Management Company, in each case with the power to exercise investment discretion, may be deemed to be a beneficial owner of such Class A Ordinary Shares held by Nabahz Investors, LLC. Each of the Farallon Management Company and the Farallon Individual Reporting Persons hereby disclaims any beneficial ownership of any such Class A Ordinary Shares. The address of the principal business office of each Nabahz Investors, LLC, the Farallon Management Company and each Farallon Individual Reporting Person is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.

(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, the reported Class A Ordinary Shares are owned by Citadel Credit Master Fund LLC (“CCMF”) and Citadel Securities LLC (“Citadel Securities”). Citadel Advisors LLC (“Citadel Advisors”) is the portfolio manager for CCMF. Citadel Advisors Holdings LP (“CAH”) is the sole member of Citadel Advisors. Citadel GP LLC (“CGP”) is the general partner of CAH. Citadel Securities Group LP (“CALC4”) is the non-member manager of Citadel Securities. Citadel Securities GP LLC (“CSGP”) is the general partner of CALC4. Mr. Kenneth Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Each of Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC may be deemed to beneficially own 2,129,152 Class A Ordinary Shares. Each of Citadel Securities, Citadel Securities Group LP and Citadel Securities GP LLC may be deemed to beneficially own 21,096 Class A Ordinary Shares. Mr. Griffin may be deemed to beneficially own 2,150,248 Class A Ordinary Shares. The principal business office of each of the foregoing is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(7)	According to a Schedule 13G filed with the SEC on February 7, 2022, the Class A Ordinary Shares reported are held by HB Strategies LLC and Hudson Bay SPAC Master Fund LF. Hudson Bay Capital Management LP (the “HB Investment Manager”) serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP. As such, the Investment Manager may be deemed to be the beneficial owner of all Class A Ordinary Shares held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Sander Gerber (“Mr. Gerber”) serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the HB Investment Manager. Mr. Gerber disclaims beneficial ownership of the Class A Ordinary Shares reported. The address of the business office of each of the HB Investment Manager and Mr. Gerber is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(8)	According to a Schedule 13G filed with the SEC on February 14, 2022, the Class A Ordinary Shares reported are held by HGC Investment Management Inc. on behalf of The HGC Fund LP. The address of the business office of the HGC Investment Management Inc. is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In February 2021, Inflection Point Holdings LLC, our Sponsor, paid $25,000, or approximately $0.003 per share, to cover certain of the Company’s offering costs in exchange for 7,187,500 Founder Shares. Subsequently on March 5, 2021, we effected a 1.2 to 1 share recapitalization with respect to our Class B ordinary shares, as a result of which our Sponsor then held 8,625,000 Founder Shares. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Founder Shares are no longer subject to forfeiture.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the Company’s Initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Company’s Initial Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Public Shares by Public Shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, or the Company’s officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

The Sponsor and the Company’s officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the lock-up). Notwithstanding the foregoing, if (1) the closing price of Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (2) if the Company consummates a transaction after the Initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Private Placement Warrants

The Sponsor purchased an aggregate of 6,845,000 Private Placement Warrants, 6,250,000 of those were purchased in a private placement simultaneously with the closing of the IPO and 595,000 of them were purchased in a private placement simultaneously with the sale of the Over-Allotment Units, at a price of $1.00 per Private Placement Warrant, or $6,845,000 in the aggregate. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share (subject to adjustment). A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete an Initial Business Combination within 24 months after the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless. While they are held by the Sponsor or its permitted transferees, the Private Placement Warrants will be non-redeemable. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the Initial Business Combination.

Forward Purchase Agreement

On September 21, 2021, the Company entered into a forward purchase agreement pursuant to which Kingstown (Kingstown 1740 Fund, LP and Kingfishers L.P., which are affiliates of Kingstown Capital Partners, LLC and our Sponsor) agreed to purchase up to 5,000,000 Forward Purchase Shares, for $10.00 per share, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of the Initial Business Combination, subject to approval by the Kingstown investment committee. The proceeds from the sale of these Forward Purchase Shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Initial Business Combination, will be used to satisfy the cash requirements of the Initial Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Initial Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, Kingstown may purchase less than 5,000,000 Forward Purchase Shares. In addition, Kingstown’s commitment under the forward purchase agreement will be subject to approval of its investment committee prior to the closing of the Company’s Initial Business Combination. Accordingly, if Kingstown’s investment committee does not give its approval, Kingstown will not be obligated to purchase the Forward Purchase Shares. Further, the Company has the right, in its sole discretion, to reduce the amount of Forward Purchase Shares that Kingstown may purchase pursuant to the forward purchase agreement. Pursuant to the terms of the forward purchase agreement, Kingstown will have the option to assign its commitment to one of its affiliates and up to $5,000,000 to members of the Company’s management team or board of directors. The Forward Purchase Shares will be identical to the Public Shares included in the Units sold in the Public Offering, except that they will be subject to transfer restrictions and registration rights.

Related Party Loans

On February 2, 2021, we issued the Promissory Note, an unsecured promissory note, to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Promissory Note was paid in full on September 30, 2021.

On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $250,000, and no amounts have been drawn upon this loan commitment.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on September 21, 2021 through the earlier of the consummation of an Initial Business Combination and our liquidation, we agreed to pay the Sponsor $15,000 per month for administrative and support services provided to members of our management team.

For the period from September 21, 2021 to December 31, 2021, the Company incurred $48,000 of administrative services under this arrangement.

Professional Service Agreement

The Company reimburses its Sponsor for services provided by one of the Sponsor’s employees who serves as the Company’s Chief of Staff (“COS”). The COS receives $12,500 per month for services rendered, commencing September 25, 2021, through the closing of our initial business combination. For the period from January 27, 2021 (date of inception) through December 31, 2021, the Company recorded $40,000 of compensation for services provided. As of December 31, 2021, there was no balance due to the COS.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

For the period from January 27, 2021 (Inception) through
December 31, 2021
Audit Fees (1)	$96,305
Audit-Related Fees (2)	$—
Tax Fees (3)	$—
All Other Fees (4)	$—
Total	$96,305

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed after our financial statements were first audited. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40823), filed with the Securities and Exchange Commission on September 24, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253963), filed with the Securities and Exchange Commission on August 20, 2021).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253963), filed with the Securities and Exchange Commission on August 20, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253963), filed with the Securities and Exchange Commission on September 21, 2021).
4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of September 21, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40823), filed with the Securities and Exchange Commission on September 24, 2021).
4.5*	Description of Registrant’s Securities.
10.1	Letter Agreement among the Company, its executive officers, its director and Inflection Point Holdings LLC, dated as of September 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40823), filed with the Securities and Exchange Commission on September 24, 2021).
10.2	Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of September 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40823), filed with the Securities and Exchange Commission on September 24, 2021).
10.3	Registration Rights Agreement, dated September 21, 2021, by and among the Company, Inflection Point Holdings LLC and the holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40823), filed with the Securities and Exchange Commission on September 24, 2021).
10.4	Private Placement Warrants Purchase Agreement by and between the Company and Inflection Point Holdings LLC, dated as of September 21, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40823), filed with the Securities and Exchange Commission on September 24, 2021).
10.5	Administrative Service Agreement by and between the Company and Inflection Point Holdings LLC, dated as of September 21, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40823), filed with the Securities and Exchange Commission on September 24, 2021).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253963), filed with the Securities and Exchange Commission on August 20, 2021).
10.7	Promissory Note, dated February 2, 2021, issued to Inflection Point Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253963), filed with the Securities and Exchange Commission on August 20, 2021).
10.8	Securities Subscription Agreement by and between the Company and Inflection Point Holdings LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form Registration Statement on Form S-1 (File No. 333-253963), filed with the Securities and Exchange Commission on August 20, 2021).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-253963), filed with the Securities and Exchange Commission on August 20, 2021).
24	Power of Attorney (included on signature page of this report).
31.1*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.3**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2022	INFLECTION POINT ACQUISITION CORP.

	By:	/s/ Michael Blitzer
		Name:	Michael Blitzer
		Title:	Co-Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Blitzer and Guy Shanon, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Blitzer	Co-Chief Executive Officer and Director	April 14, 2022
Michael Blitzer	(Principal Executive Officer)

/s/ Guy Shanon	Co-Chief Executive Officer and Director	April 14, 2022
Guy Shanon

/s/ Brian Pitz	Chief Financial Officer and Director	April 14, 2022
Brian Pitz	(Principal Financial and Accounting Officer)

/s/ Paula Sutter	Executive Chairwoman and Director	April 14, 2022
Paula Sutter

/s/ Nicholas Shekerdemian	Director	April 14, 2022
Nicholas Shekerdemian