Form 10-Q
period 2022-03-31
Inflection Point Acquisition Corp.
filed 2022-05-13
CIK 1844452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 32,975,000 shares of Class A ordinary share, par value $0.0001 per share and 8,243,750 shares of the Company’s Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

INFLECTION POINT ACQUISITION CORP.
Form 10-Q For the Quarter Ended March 31, 2022

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 27, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and for the period from January 27, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 27, 2021 (inception) March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	30
Item 4.	Controls and Procedures	30

Part II. Other Information		31

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

Part III. Signatures		34

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INFLECTION POINT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Cash	$163,783	$359,610
Prepaid expenses	511,384	475,532
Total current assets	675,167	835,142
Prepaid expenses – noncurrent portion	215,304	326,032
Marketable Securities held in Trust Account	329,783,212	329,755,798
Total assets	$330,673,683	$330,916,972

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$296,619	$218,421
Due to related party	—	1,032
Total current liabilities	296,619	219,453
Deferred underwriting fee	11,541,250	11,541,250
Total liabilities	11,837,869	11,760,703

Commitments and Contingencies (Note 6)

Class A ordinary share subject to possible redemption, 31,588,011 shares at redemption value	315,880,110	315,880,110

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,386,989 shares issued and outstanding (excluding 31,588,011 shares subject to possible redemption)	139	139
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,243,750 shares issued and outstanding	825	825
Additional paid-in capital	3,590,706	3,590,706
Accumulated deficit	(635,966)	(315,511)
Total shareholders’ equity	2,955,704	3,276,159
Total Liabilities and Shareholders’ Equity	$330,673,683	$330,916,972

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from January 27, 2021 (inception) through March 31, 2021
Formation and operating costs	$347,869	$16,114
Loss from operations	(347,869)	(16,114)

Other income
Interest income	27,414	—
Total other income	27,414	—

Net loss	$(320,455)	$(16,114)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	32,975,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,243,750	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,386,989	$139	8,243,750	$825	$3,590,706	$(315,511)	$3,276,159
Net loss	—	—	—	—	—	(320,455)	(320,455)
Balance as of March 31, 2022	1,386,989	139	8,243,750	825	3,590,706	(635,966)	2,955,704

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share to initial shareholders	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(16,114)	(16,114)
Balance as of March 31, 2021	—	—	8,625,000	863	24,137	(16,114)	8,886

(1)	This number includes up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5 and Note 7). On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period from January 27, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net loss	$(320,455)	$(16,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation cost paid by Sponsor in exchange of issuance of Class B ordinary shares	—	25,000
Interest earned on marketable securities held in trust account	(27,414)	—
Changes in current assets and liabilities:
Prepaid assets	(35,852)
Other assets	110,728	(8,886)
Due to related party	(1,032)
Accrued offering costs and expenses	78,198
Net cash used in operating activities	(195,827)	—

Net change in cash	(195,827)	—
Cash, beginning of the period	359,610	—
Cash, end of the period	$163,783	$—

Supplemental disclosure of non-cash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs paid by promissory note - related party	$—	$133,674
Accrued offering costs	$—	$207,722

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO”) which is described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Transaction costs amounted to $26,658,313 consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 excess fair value of founder shares (see Note 5), and $841,938 of other offering costs, with $23,439 allocated to the over-allotment option, $24,538,134 allocated to the Class A ordinary shares subject to redemption, and $2,096,740 allocated to the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

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

Going Concern

As of March 31, 2022, the Company had approximately $0.16 million in its operating bank account, and working capital of approximately $0.38 million. On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $250,000. On March 8, 2022, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, it is possible that the approximately $0.16 million in cash held outside the Trust Account might not be sufficient to allow the Company to operate for at least 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company’s has analyzed the Public Warrants and Private Placement Warrants and determined they meet all of the requirements for equity classification under ASC 815 (see Notes 3 and 4).

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 23,332,500 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon the future consummation of a Business Combination which cannot be assured. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares.

	For the three months ended March 31, 2022		For the period from January 27, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(256,364)	(64,091)	$—	$(16,114)
Denominator:
Basic and diluted weighted-average shares outstanding	32,975,000	8,243,750	—	7,500,000
Basic and diluted net loss per share	$(0.01)	(0.01)	$—	$(0.00)

Offering Costs associated with the Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering. Offering costs associated with the Public Offering amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of founder shares (see Note 5), and $841,938 of other offering costs, with $23,439 allocated to the over-allotment option, $24,538,134 allocated to the Class A ordinary shares subject to redemption, and $2,096,740 allocated to the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants .

Ordinary Shares Subject to Possible Redemption

31,588,011 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

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

As of March 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3 — Public Offering

On September 24, 2021, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit in its IPO. Each Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment). Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

One of the Anchor Investors, Kingstown 1740 Fund, LP, an affiliate of the Sponsor, was allocated and purchased 2,900,000 Units sold in the IPO.

The underwriters had a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments. On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,975,000 Units, generating aggregate gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

The Company paid an underwriting fee at the closing of the IPO of $4,000,000. As of March 31, 2022, an additional fee of $10,500,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred fee will become payable to Citigroup Global Markets Inc. from the amounts held in the Trust Account.

The Company paid an underwriting fee at the closing of the Over-Allotment of $595,000. As a result of the Over-Allotment, an additional fee of $1,041,250 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred fee will become payable to Citigroup Global Markets Inc. from the amounts held in the Trust Account.

Warrants — As of March 31, 2022, there were 16,487,500 Public Warrants and 6,845,000 Private Placement Warrants outstanding. The Company evaluated the terms of the warrants and determined the warrants meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified in shareholders equity upon issuance. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the IPO except that the Private Placement Warrants may not (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a post-effective amendment to the registration statement for the Public Offering or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Further, if: (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Public Offering), and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 6,250,000 IPO Private Placement Warrants at a price of $1.00 per IPO Private Placement Warrant, for an aggregate purchase price of $6,250,000. On October 29, 2021, simultaneously with the closing of the Over-Allotment, the Sponsor purchased an additional 595,000 Over-Allotment Private Placement Warrants at a price of $1.00 per Over-Allotment Private Placement Warrant, generating aggregate gross proceeds of $595,000.

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Public Offering except that the Private Placement Warrants may not (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination. If the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On February 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in consideration for 7,187,500 Founder Shares. On March 5, 2021, the Company effected a 1.2 to 1 share recapitalization with respect to its Class B ordinary shares, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these Founder Shares and the remaining Founder Shares are no longer subject to forfeiture.

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

Redemption Waiver Agreement

In September 2021, the Company entered into a redemption waiver agreement with one of its anchor investors, Kingstown 1740 Fund, LP, whereby Kingstown 1740 Fund, LP agreed to waive its redemption rights on the Non-Redemption Shares, which are 1,386,989 Class A ordinary shares, and these ordinary shares are classified as shareholders’ equity.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) on a non-interest basis. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

On September 21, 2021, the Company entered into an Administrative Services Agreement with Kingstown Capital Management L.P., an affiliate of the Sponsor, pursuant to which it pays a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or a liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company recorded $45,000 of administrative service fees under the agreement, none of which was due or payable as of March 31, 2022.

Professional Service Agreement

The Company reimburses its Sponsor for services provided by one of the Sponsor’s employees who serve as the Company’s Chief of Staff (“COS”). The COS receives $12,500 per month for services rendered, commencing September 25, 2021, through the closing of the initial Business Combination. For the three months ended March 31, 2022, the Company recorded $37,500 of compensation for services provided. As of March 31, 2022, there was no balance due to the COS.

Forward Purchase Agreement

On September 21, 2021, the Company entered into a forward purchase agreement (“FPA”) pursuant to which certain affiliates of the Sponsor (“Kingstown”) agreed to purchase up to 5,000,000 forward purchase Class A ordinary shares (“Forward Purchase Shares”), for $10.00 per share, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of the Company’s initial Business Combination, subject to approval by the Kingstown investment committee. The proceeds from the sale of these Forward Purchase Shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, Kingstown may purchase less than 5,000,000 Forward Purchase Shares. In addition, Kingstown’s commitment under the FPA will be subject to approval of its investment committee prior to the closing of the Company’s initial Business Combination. Accordingly, if Kingstown’s investment committee does not give its approval, Kingstown will not be obligated to purchase the Forward Purchase Shares. Further, the Company has the right, in its sole discretion, to reduce the amount of Forward Purchase Shares that Kingstown may purchase pursuant to the FPA. Pursuant to the terms of the FPA, Kingstown will have the option to assign its commitment to one of its affiliates and up to $5,000,000 to members of the Company’s management team or board of directors. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the Public Offering, except that they will be subject to transfer restrictions and registration rights.

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

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Forward Purchase Shares, (iii) Private Placement Warrants which were issued in private placements simultaneously with the closing of the IPO and the Over-Allotment and the Class A ordinary shares underlying such Private Placement Warrants and (iv) warrants that may be issued upon conversion of Working Capital Loans and the Class A ordinary shares underlying such warrants will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement entered into in connection with the IPO. Pursuant to the registration rights agreement and assuming $1,500,000 of Working Capital Loans are converted into additional Private Placement Warrants, the Company will be obligated to register up to 21,588,750 Class A ordinary shares and 8,345,000 Private Placement Warrants. The number of Class A ordinary shares includes (i) 8,243,750 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,000,000 Forward Purchase Shares, (iii) 6,845,000 Class A ordinary shares underlying the Private Placement Warrants and (iv) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants issuable upon conversion of Working Capital Loans. The number of warrants includes 6,845,000 Private Placement Warrants and 1,500,000 additional Private Placement Warrants issuable upon the conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Company evaluated the registration rights agreement in accordance with the guidance in ASC 825-20 “Registration Payment Arrangements,” ASC 470-20 “Debt with Conversion and Other Options,” and ASC 450 “Contingencies.” The registration rights agreement does not contain liquidating damages, penalty payment, or other cash settlement provisions resulting from delays in registering the Company’s securities. As such, there are no accounting implications that arise due to the registration rights.

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

Citigroup Global Markets Inc. is entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $11,541,250, held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 1,386,989 Class A ordinary shares issued and outstanding, excluding 31,588,011 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each ordinary share. On February 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in consideration for 7,187,500 Founder Shares. On March 5, 2021, the Company effected a 1.2 to 1 share recapitalization with respect to its Class B ordinary shares, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture. At March 31, 2022 and December 31, 2021, there were 8,243,750 Class B ordinary shares issued and outstanding.

Prior to the closing of the Company’s initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On all other matters submitted to a vote of the Company’s shareholders, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$329,783,212	$329,755,798

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a blank check company incorporated on January 27, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our sponsor is Inflection Point Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on September 21, 2021. On September 24, 2021, we consummated our initial public offering (the “IPO”) of 30,000,000 units, at $10.00 per unit (the “Units”). Each Unit consists of one of our Class A ordinary shares, $0.0001 par value (the “Class A ordinary shares” or “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”). The underwriters had a 45-day option from the effective date to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option (the “Over-Allotment” and together with the IPO, the “Public Offering”) and purchased an additional 2,975,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

Simultaneously with the closing of the IPO, our Sponsor purchased an aggregate of 6,250,000 private placement warrants (“IPO Private Placement Warrants”) at a price of $1.00 per IPO Private Placement Warrants, for an aggregate purchase price of $6,250,000. On October 29, 2021, simultaneously with the sale of the Over-Allotment Units, our Sponsor purchased an additional 595,000 private placement warrants (the “Over-Allotment Private Placement Warrants” and together with the IPO Private Placement Warrants, the “Private Placement Warrants”), generating aggregate gross proceeds to us of $595,000.

An aggregate of 12 qualified institutional buyers (“Anchor Investors”) expressed an interest to purchase an aggregate of approximately $322.3 million of the Units to be sold in the IPO. None of the Anchor Investors expressed an interest in purchasing more than 9.9% of the Units sold in the IPO. The Anchor Investors were allocated and purchased a total of 29,540,000 Units or 98.5% of the Units sold in the IPO. One of the Anchor Investors, Kingstown 1740 Fund, LP, is an affiliate of our Sponsor, and was allocated and purchased 2,900,000 Units in the IPO.

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, our Sponsor sold membership interests reflecting an allocation of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) to each Anchor Investor, or an aggregate of 1,625,000 Founder Shares to all Anchor Investors. We estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Offering costs allocated to the Public Shares and the Public Warrants was all charged to shareholder’s equity upon the completion of the IPO.

Transaction costs amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of founder shares, and $841,938 of other offering costs, with $23,439 allocated to the over-allotment option, $24,538,134 allocated to the Class A ordinary shares subject to redemption, and $2,096,740 allocated to the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

Following the closing of the IPO on September 24, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the IPO Private Placement Warrants was deposited into a trust account (the “Trust Account”). Following the closing of the Over-Allotment on October 29, 2021, an additional $29,750,000 ($10.00 per Over-Allotment Unit) from the net proceeds from the sale of the Over-Allotment Units in the Over-Allotment and the sale of the Over-Allotment Private Placement Warrants was deposited into the Trust Account. The proceeds deposited in the Trust Account are, and will be, invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of an initial Business Combination, (ii) the redemption of our Public Shares if we are unable to complete the initial Business Combination by September 24, 2023, subject to applicable law, or (iii) the redemption of our Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if we have not consummated an initial Business Combination by September 24, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants although substantially all of the net proceeds are intended to be generally applied toward consummating an initial Business Combination (less deferred underwriting commissions). Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the Trust Account (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account). However, we will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect an initial Business Combination.

We will have until September 24, 2023 to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources; Going Concern

As of March 31, 2022, we had approximately $0.16 million in cash and working capital of $0.38 million.

On September 30, 2021, our Sponsor agreed to provide us with loans in such amounts as may be required by us to fund our working capital requirements up to an aggregate of $250,000. On March 8, 2022, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with an initial Business Combination, our sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, it is possible that the approximately $0.16 million in cash held outside the Trust Account might not be sufficient to allow us to operate for at least 12 months from the date of this Quarterly Report, assuming that an initial Business Combination is not consummated during that time. Until consummation of its initial Business Combination, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

We can raise additional capital through Working Capital Loans from our Sponsor, certain of our officers and directors, or through loans from third parties. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements included elsewhere in this Quarterly Report.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this Quarterly Report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through March 31, 2022 relates to our formation and the Public Offering and, subsequent to the closing of the IPO, identifying a target company for an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $320,455, which consisted primarily of formation and operating costs amounting to $347,869 offset by interest income earned on cash and marketable securities held in Trust Account amounting to $27,414.

For the period from January 27, 2021 (inception) to March 31, 2021, we had net loss of $16,114, which consisted solely of formation and operating costs.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Administrative Services Agreement

Commencing on September 22, 2021, we agreed to pay Kingstown Capital Management L.P., an affiliate of our Sponsor, $15,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees.

Registration Rights

The holders of the (i) Founder Shares and the Class A ordinary shares issuable upon conversion of Founder Shares, (ii) Forward Purchase Shares, (iii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iv) warrants that may be issued upon conversion of Working Capital Loans and the Class A ordinary shares underlying such warrants will have registration rights to require us to register a sale of any of our securities held by them and our any other securities acquired by them prior to the consummation of our initial Business Combination pursuant to a registration rights agreement entered into in connection with the IPO. Pursuant to the registration rights agreement and assuming $1,500,000 of Working Capital Loans are converted into additional Private Placement Warrants, we will be obligated to register up to 21,588,750 Class A ordinary shares and 8,345,000 Private Placement Warrants. The number of Class A ordinary shares includes (i) 8,243,750 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,000,000 Forward Purchase Shares, (iii) 6,845,000 Class A ordinary shares underlying the Private Placement Warrants and (iv) 1,500,000 Class A ordinary shares underlying the warrants issuable upon conversion of working capital loans. The number of warrants includes 6,845,000 Private Placement Warrants and 1,500,000 additional warrants issuable upon the conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased 2,975,000 Over-Allotment Units, generating aggregate gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

The underwriters were entitled to a cash underwriting discount of 2.0% per Unit, or $4,595,000, excluding the proceeds from the purchase of an aggregate of 10,000,000 Units by certain of our Anchor Investors, $4,000,000 of which was payable upon the closing of the IPO and $595,000 was payable upon closing of the Over-Allotment. Additionally, Citigroup Global Markets Inc. will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $11,541,250 upon the completion of our initial Business Combination. The deferred fee will become payable from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

Professional Service Agreement

We reimburse our Sponsor for services provided by one of our Sponsor’s employees who serves as our Chief of Staff (“COS”). The COS receives $12,500 per month for services rendered, commencing September 25, 2021, through the closing of our initial Business Combination. For the three months ended March 31, 2022, we recorded $37,500 of compensation for services provided. As of March 31, 2022, there was no balance due to the COS.

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

Subject to each Anchor Investor purchasing 100% of the Units allocated to it in the IPO, and in connection with the closing of the IPO, our Sponsor sold membership interests reflecting an allocation of an aggregate of 1,625,000 Founder Shares to the Anchor Investors collectively. We, through an independent valuations expert, estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A.

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A Ordinary Share sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We recognize changes in redemption value immediately as they occur. Immediately upon the closing of the IPO and the Over-Allotment, we recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital.

Related Party Redemption Waiver Agreement

In September 2021, we entered into a redemption waiver agreement with one of our Anchor Investors, Kingstown 1740 Fund, LP, whereby Kingstown 1740 Fund, LP agreed to waive its redemption rights on 1,386,989 Class A ordinary shares it holds, and these Class A ordinary shares are classified as shareholders’ equity.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the three months ended March 31, 2022 and for the period from January 27, 2021 (Inception) to March 31, 2021, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. We have not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,332,500 of our Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted income per share is the same as basic income per share for the period presented.

Warrants

We evaluated the warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that there were no indexation or tender offer provisions in the warrant agreement that precluded the warrants from being accounted for as components of equity, and the warrants meet the criteria in ASC 815-40-25 to be classified in shareholders’ equity. Fair value of the Public and Private Placement Warrants was determined by an independent valuation expert as of September 24, 2021 (the date of the IPO) and October 29, 2021 (the date of the Over-Allotment) using a Monte Carlo Model. Proceeds from the IPO and subsequent partial exercise of the over-allotment option allocated to the Public Warrants was an aggregate $11,995,753 ($11,025,229, net of offering costs) and is recorded in additional paid-in capital. Proceeds from the issuance of the Private Placement Warrants were $6,845,000 ($6,831,701, net of offering costs) and is recorded in additional paid-in capital.

Forward Purchase Agreement

In September 2021, we entered into a forward purchase agreement (“FPA”) pursuant to which certain affiliates of our Sponsor (“Kingstown”) agreed to purchase up to 5,000,000 forward purchase Class A ordinary shares (“Forward Purchase Shares”), for $10.00 per share, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of our initial Business Combination, subject to approval by the Kingstown investment committee. We have the right, in our sole discretion, to reduce the amount of Forward Purchase Shares that Kingstown may purchase pursuant to the FPA. We have not considered the effect of the Forward Purchase Shares in the calculation of diluted income per share, since their issuance is contingent upon future events.

We evaluated the FPA under ASC 480 and ASC 815-40 to determine the appropriate accounting treatment. The FPA does not meet the criteria to be classified as a liability under ASC 480. In addition, there is no net cash settlement feature and settlement will be in gross physical delivery of Class A ordinary shares; therefore, the FPA should be classified as equity. However, as the issuance of Forward Purchase Shares is contingent on several factors, including the consummation of the initial Business Combination, approval by the Kingstown investment committee, and our discretion, we will record the FPA when it becomes probable that the triggering events will occur. Until such time, due to the contingent nature of the FPA, we will disclose the contingency in the notes to our financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act and determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in Annual Report on Form 10-K filed with the SEC on April 14, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K.

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

Simultaneously with the closing of the IPO, we consummated the sale of 6,250,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $6,250,000. On October 29, 2021, simultaneously with the closing of the Over-Allotment, our Sponsor purchased an additional 595,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $595,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

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

In connection with the consummation of the IPO, we entered into a forward purchase agreement with Kingstown 1740 Fund, LP and Kingfishers L.P., affiliates of Kingstown Capital Partners, LLC, collectively “Kingstown” and our Sponsor, pursuant to which Kingstown agreed that it will purchase from us up to 5,000,000 Forward Purchase Shares, for $10.00 per share, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of our initial Business Combination. The proceeds from the sale of these Forward Purchase Shares, together with the amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by us in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, Kingstown may purchase less than 5,000,000 Forward Purchase Shares. In addition, Kingstown’s commitment under the forward purchase agreement will be subject to approval of its investment committee prior to the closing of our initial Business Combination. Accordingly, if Kingstown’s investment committee does not give its approval, Kingstown will not be obligated to purchase the Forward Purchase Shares. Further, we have the right, in our sole discretion, to reduce the amount of Forward Purchase Shares that Kingstown may purchase pursuant to the forward purchase agreement. Pursuant to the terms of the forward purchase agreement, Kingstown will have the option to assign its commitment to one of its affiliates and up to $5,000,000 to members of our management team or board of directors. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the Public Offering, except that they will be subject to transfer restrictions and registration rights.

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

INFLECTION POINT ACQUISITION CORP.

Date: May 12, 2022	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Co-Chief Executive Officer (Co-principal executive officer)

	By:	/s/ Guy Shanon
	Name:	Guy Shanon
	Title:	Co-Chief Executive Officer (Co-principal executive officer)

	By:	/s/ Brian Pitz
	Name:	Brian Pitz
	Title:	Chief Financial Officer (Principal financial officer and principal accounting officer)