Form 10-Q
period 2022-06-30
Inflection Point Acquisition Corp.
filed 2022-08-12
CIK 1844452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	IPAXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	IPAX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IPAXW	The Nasdaq Stock Market LLC

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

As of August 11, 2022, there were 32,975,000 shares of Class A ordinary share, par value $0.0001 per share and 8,243,750 shares of the Company’s Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

INFLECTION POINT ACQUISITION CORP.
Form 10-Q For the Quarter Ended June 30, 2022

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 27, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 27, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 27, 2021 (inception) June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4.	Controls and Procedures	25

Part II. Other Information		26

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

Part III. Signatures		29

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INFLECTION POINT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Cash	$2,632	$359,610
Prepaid expenses	486,411	475,532
Total current assets	489,043	835,142
Prepaid expenses – noncurrent portion	103,346	326,032
Marketable Securities held in Trust Account	330,251,556	329,755,798
Total assets	$330,843,945	$330,916,972

Liabilities, Redeemable Ordinary Shares and Shareholders’ Equity
Accrued offering costs and expenses	$548,061	$218,421
Due to related party	27,500	1,032
Total current liabilities	575,561	219,453
Deferred underwriting fee	11,541,250	11,541,250
Total liabilities	12,116,811	11,760,703

Commitments and Contingencies (Note 6)

Class A ordinary share subject to possible redemption, 31,588,011 shares at redemption value	316,381,666	315,880,110

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,386,989 shares issued and outstanding (excluding 31,588,011 shares subject to possible redemption)	139	139
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,243,750 shares issued and outstanding	825	825
Additional paid-in capital	3,089,150	3,590,706
Accumulated deficit	(744,646)	(315,511)
Total shareholders’ equity	2,345,468	3,276,159
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Equity	$330,843,945	$330,916,972

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,	For the period from January 27, 2021 (inception) through June 30,
	2022	2021	2022	2021
Formation and operating costs	$577,024	$3,774	$924,893	$19,888
Loss from operations	(577,024)	(3,774)	(924,893)	(19,888)

Other income
Interest income	468,344	—	495,758	—
Total other income	468,344	—	495,758	—

Net loss	$(108,680)	$(3,774)	$(429,135)	$(19,888)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	32,975,000	—	32,975,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$—	$(0.01)	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,243,750	7,500,000	8,243,750	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,386,989	$139	8,243,750	$825	$3,590,706	$(315,511)	$3,276,159
Net loss	—	—	—	—	—	(320,455)	(320,455)
Balance as of March 31, 2022	1,386,989	139	8,243,750	825	3,590,706	(635,966)	2,955,704
Net loss	—	—	—	—	—	(108,680)	(108,680)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(501,556)	—	(501,556)
Balance as of June 30, 2022	1,386,989	$139	8,243,750	$825	$3,089,150	$(744,646)	$2,345,468

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 27, 2021
(INCEPTION) TO JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share to initial shareholders	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(16,114)	(16,114)
Balance as of March 31, 2021	—	—	8,625,000	863	24,137	(16,114)	8,886
Net loss	—	—	—	—	—	(3,774)	(3,774)
Balance as of June 30, 2021	—	$—	8,625,000	$863	$24,137	$(19,888)	$5,112

(1)	This number includes up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5 and Note 7). On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from January 27, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(429,135)	$(19,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange of issuance of Class B ordinary shares	—	11,388
Operating costs paid by related party	—	8,500
Interest earned on marketable securities held in trust account	(495,758)	—
Changes in current assets and liabilities:
Prepaid assets	211,807	—
Due to related party	26,468	—
Accrued offering costs and expenses	329,640	—
Net cash used in operating activities	(356,978)	—

Net change in cash	(356,978)	—
Cash, beginning of the period	359,610	—
Cash, end of the period	$2,632	$—

Supplemental disclosure of non-cash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$13,612
Offering costs paid by promissory note - related party	$—	$162,006
Accrued offering costs	$—	$304,438
Re-measurement of Class A ordinary shares subject to possible redemption	$501,556	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO”) which is described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Going Concern

As of June 30, 2022, the Company had $2,632 in its operating bank account, and working capital deficiency $86,518. On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $250,000. On March 8, 2022, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (see Note 5). As of June 30, 2022, there were no amounts outstanding under any working capital loans.

Based on the foregoing, the $2,632 in cash held outside the Trust Account will not be sufficient to allow the Company to operate for at least 12 months from the issuance of these unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time.

On August 4, 2022, the Company issued a convertible promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to $1,000,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

All unpaid principal under the Note shall be due and payable in full on the earlier of (i) September 24, 2023 and (ii) the effective date of a Business Combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Note. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,000,000 outstanding under the Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of August 12, 2022, there were no amounts outstanding under the Note.

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

The Company can raise additional capital through working capital loans from the Sponsor, certain of the Company’s officers and directors, or through loans from third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of these unaudited condensed financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. See Note 8 for further discussion of the fair values of the Company’s assets and liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. The Company has analyzed the Public Warrants and Private Placement Warrants and determined they meet all of the requirements for equity classification under ASC 815 (see Notes 3 and 4).

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our unaudited condensed statements of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 23,332,500 of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since their exercise is contingent upon the future consummation of a Business Combination which cannot be assured. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares.

	For the three months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(86,944)	$(21,736)	$—	$(3,774)
Denominator:
Basic and diluted weighted-average shares outstanding	32,975,000	8,243,750	—	7,500,000
Basic and diluted net loss per share	$(0.00)	$(0.00)	$—	$(0.00)

	For the six months ended June 30, 2022		For the period from January 27, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(343,308)	$(85,827)	$—	$(19,888)
Denominator:
Basic and diluted weighted-average shares outstanding	32,975,000	8,243,750	—	7,500,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)

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

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO and partial exercise of over-allotment option	$329,750,000
Less: proceeds from shares not subject to redemption	(13,869,890)

Less:
Proceeds allocated to public warrants	(11,995,753)
Over-allotment liability	(281,301)
Ordinary share issuance costs	(24,538,134)
Plus:
Remeasurement of carrying value to redemption value	36,815,188

Class A ordinary shares subject to redemption, December 31, 2021	315,880,110
Plus:
Remeasurement of carrying value to redemption value	501,556

Class A ordinary shares subject to redemption, June 30, 2022	$316,381,666

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

The Company paid an underwriting fee at the closing of the IPO of $4,000,000. As of June 30, 2022 and December 31, 2021, an additional fee of $11,541,250 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred fee will become payable to Citigroup Global Markets Inc. from the amounts held in the Trust Account.

The Company paid an underwriting fee at the closing of the Over-Allotment of $595,000. As a result of the Over-Allotment, an additional fee of $1,041,250 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred fee will become payable to Citigroup Global Markets Inc. from the amounts held in the Trust Account.

Warrants — As of June 30, 2022 and December 31, 2021, there were 16,487,500 Public Warrants and 6,845,000 Private Placement Warrants outstanding. The Company evaluated the terms of the warrants and determined the warrants meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified in shareholders equity upon issuance. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Promissory Note—Related Party

On February 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. As of September 24, 2021, the Company had borrowed $188,805 under the promissory note, which was fully repaid by September 30, 2021. On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $250,000, and no amounts have been drawn upon this loan commitment. On March 8, 2022, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000, and no amounts have been drawn upon this loan commitment. At June 30, 2022 and December 31, 2021, no amounts were outstanding under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If the Company completes the initial Business Combination, the Company would repay the working capital loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the working capital loans but no proceeds from the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, no such working capital loans were outstanding.

On August 4, 2022, the Company issued the Note to the Sponsor, pursuant to which the Company may borrow up to $1,000,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

All unpaid principal under the Note shall be due and payable in full on the Maturity Date, unless accelerated upon the occurrence of an event of default as set forth in the Note. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,000,000 outstanding under the Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of August 12, 2022, there were no amounts outstanding under the Note.

Administrative Service Fee

On September 21, 2021, the Company entered into an Administrative Services Agreement with Kingstown Capital Management L.P., an affiliate of the Sponsor, pursuant to which it pays a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or a liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company recorded $45,000 and $90,000 of administrative service fees under the agreement, respectively. As of June 30, 2022, $15,000 was due under the agreement which is included in due to related party on the Company’s unaudited condensed Balance Sheet.

Professional Service Agreement

The Company reimburses its Sponsor for services provided by one of the Sponsor’s employees who serve as the Company’s Chief of Staff (“COS”). The COS receives $12,500 per month for services rendered, commencing September 25, 2021, through the closing of the initial Business Combination. For the three and six months ended June 30, 2022, the Company recorded $37,500 and $75,000 of compensation for services provided, respectively. As of June 30, 2022, there was $12,500 due to the COS which is included in due to related party on the Company’s unaudited condensed Balance Sheet.

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

Note 7 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,386,989 Class A ordinary shares issued and outstanding, excluding 31,588,011 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each ordinary share. On February 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in consideration for 7,187,500 Founder Shares. On March 5, 2021, the Company effected a 1.2 to 1 share recapitalization with respect to its Class B ordinary shares, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture. At June 30, 2022 and December 31, 2021, there were 8,243,750 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$330,251,556	$329,755,798

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 4, 2022, the Company issued a convertible promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to $1,000,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

All unpaid principal under the Note shall be due and payable in full on the earlier of (i) September 24, 2023 and (ii) the effective date of a Business Combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Note. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,000,000 outstanding under the Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Inflection Point Acquisition Corp.,” “our,” “us” or “we” refer to Inflection Point Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

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

Liquidity and Capital Resources; Going Concern

As of June 30, 2022, we had $2,632 in cash and working capital deficit of $86,518.

On September 30, 2021, our Sponsor agreed to provide us with loans in such amounts as may be required by us to fund our working capital requirements up to an aggregate of $250,000. On March 8, 2022, the Sponsor agreed to provide us with loans in such amounts as may be required by us to fund our working capital requirements up to an aggregate of $500,000. In addition, in order to finance transaction costs in connection with an initial Business Combination, our sponsor or an affiliate of our Sponsor or certain of our officers and directors may provide working capital loans to us. As of June 30, 2022, there were no amounts outstanding under any working capital loans.

Based on the foregoing, the $2,632 in cash held outside the Trust Account will not be sufficient to allow us to operate for at least 12 months from the date of this Quarterly Report, assuming that an initial Business Combination is not consummated during that time. On August 4, 2022, the Company issued the Note to the Sponsor, pursuant to which the Company may borrow up to $1,000,000 from the Sponsor, related to ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination.

All unpaid principal under the Note shall be due and payable in full on the Maturity Date, unless accelerated upon the occurrence of an event of default as set forth in the Note. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,000,000 outstanding under the Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of August 12, 2022, there were no amounts outstanding under the Note.

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

Risks and Uncertainties

We are currently evaluating the impact of the COVID-19 pandemic and Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through June 30, 2022 relates to our formation and the Public Offering and, subsequent to the closing of the IPO, identifying a target company for an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net loss of $108,680, which consisted primarily of formation and operating costs amounting to $577,024 offset by interest income earned on cash and marketable securities held in Trust Account amounting to $468,344.

For the six months ended June 30, 2022, we had net loss of $429,135, which consisted primarily of formation and operating costs amounting to $924,893 offset by interest income earned on cash and marketable securities held in Trust Account amounting to $495,758.

For the three months ended June 30, 2021, we had net loss of $16,114, which consisted solely of formation and operating costs.

For the period from January 27, 2021 (inception) to June 30, 2021, we had net loss of $19,888, which consisted solely of formation and operating costs.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Professional Service Agreement

We reimburse our Sponsor for services provided by one of our Sponsor’s employees who serves as our Chief of Staff (“COS”). The COS receives $12,500 per month for services rendered, commencing September 25, 2021, through the closing of our initial Business Combination. For the three and six months ended June 30, 2022, we recorded $37,500 and $75,000, respectively, of compensation for services provided. As of June 30, 2022, there was $12,500 due to the COS.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with US GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Transaction costs amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of founder shares, and $841,938 of other offering costs, with $23,439 included in the unaudited condensed statements of operations as an allocation for the over-allotment option, $24,538,134 included in temporary equity as an allocation for the Class A ordinary shares subject to redemption, and $2,096,740 included in additional paid-in capital as an allocation for the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our unaudited condensed statements of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. Net loss per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the six months ended June 30, 2022 and for the period from January 27, 2021 (Inception) to June 30, 2021, by the weighted average number of Class A ordinary shares outstanding since original issuance. We have not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,332,500 of our Class A ordinary shares in the calculation of diluted loss per share, since their exercise is contingent upon future events. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income or loss attributable to Class A ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A non-redeemable ordinary shares and Class B non-redeemable ordinary shares, which include the Founder Shares, do not have any redemption features and do not participate in the income or losses of the Trust Account. At June 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Warrants

We evaluated the warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that there were no indexation or tender offer provisions in the warrant agreement that precluded the warrants from being accounted for as components of equity, and the warrants meet the criteria in ASC 815-40-25 to be classified in shareholders’ deficit. Fair value of the Public and Private Placement Warrants was determined by an independent valuation expert as of September 24, 2021 (the date of the IPO) and October 29, 2021 (the date of the Over-Allotment) using a Monte Carlo Model. Proceeds from the IPO and subsequent partial exercise of the over-allotment option allocated to the Public Warrants was an aggregate $11,995,753 ($11,025,229, net of offering costs) and is recorded in additional paid-in capital. Proceeds from the issuance of the Private Placement Warrants were $6,845,000 ($6,831,701, net of offering costs) and is recorded in additional paid-in capital.

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

We evaluated the FPA under ASC 480 and ASC 815-40 to determine the appropriate accounting treatment. The FPA does not meet the criteria to be classified as a liability under ASC 480. In addition, there is no net cash settlement feature and settlement will be in gross physical delivery of Class A ordinary shares; therefore, the FPA should be classified as equity. However, as the issuance of Forward Purchase Shares is contingent on several factors, including the consummation of the initial Business Combination, approval by the Kingstown investment committee, and our discretion, we will record the FPA when it becomes probable that the triggering events will occur. Until such time, due to the contingent nature of the FPA, we will disclose the contingency in the notes to our unaudited condensed financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act and determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in Annual Report on Form 10-K filed with the SEC on April 14, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K, except as follows:

There is substantial doubt about our ability to continue as a “going concern.”

As of June 30, 2022, we had $2,632 in our operating bank account, and working capital deficiency $86,518. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination within 24 months from the closing of the IPO (by September 24, 2023), then we will cease all operations except for the purpose of liquidating. Our liquidity condition raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

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

INFLECTION POINT ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Co-Chief Executive Officer (Co-principal executive officer)

	By:	/s/ Guy Shanon
	Name:	Guy Shanon
	Title:	Co-Chief Executive Officer (Co-principal executive officer)

	By:	/s/ Brian Pitz
	Name:	Brian Pitz
	Title:	Chief Financial Officer (Principal financial officer and principal accounting officer)