Form 10-Q
period 2022-09-30
Inflection Point Acquisition Corp.
filed 2022-11-10
CIK 1844452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant	IPAXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	IPAX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	IPAXW	The Nasdaq Stock Market LLC

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

As of November 10, 2022, there were 32,975,000 shares of Class A ordinary share, par value $0.0001 per share and 8,243,750 shares of the Company’s Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

INFLECTION POINT ACQUISITION CORP.
Form 10-Q For the Quarter Ended September 30, 2022

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 27, 2021 (Inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 27, 2021 (Inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 27, 2021 (Inception) September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	38
Item 4.	Controls and Procedures	38

Part II. Other Information		39

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41

Part III. Signatures		42

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INFLECTION POINT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Cash	$19,442	$359,610
Prepaid expenses	457,847	475,532
Total current assets	477,289	835,142
Prepaid expenses – noncurrent portion	—	326,032
Marketable Securities held in Trust Account	331,742,611	329,755,798
Total assets	$332,219,900	$330,916,972

Liabilities, Redeemable Ordinary Shares and Shareholders’ Equity
Accrued offering costs and expenses	$2,237,404	$218,421
Due to related party	110,000	1,032
Working Capital Loan	125,000	—
Total current liabilities	2,472,404	219,453
Deferred underwriting fee	11,541,250	11,541,250
Total liabilities	14,013,654	11,760,703

Commitments and Contingencies (Note 7)

Class A ordinary share subject to possible redemption, 31,588,011 shares at redemption value	317,872,721	315,880,110

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,386,989 shares issued and outstanding (excluding 31,588,011 shares subject to possible redemption)	139	139
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,243,750 shares issued and outstanding	825	825
Additional paid-in capital	1,598,095	3,590,706
Accumulated deficit	(1,265,534)	(315,511)
Total Shareholders’ Equity	333,525	3,276,159
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Equity	$332,219,900	$330,916,972

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from January 27, 2021 (inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$2,011,943	$21,737	$2,936,836	$41,625
Loss from operations	(2,011,943)	(21,737)	(2,936,836)	(41,625)

Other income
Issuance cost of over-allotment	—	(23,439)	—	(23,439)
Interest income	1,491,055	200	1,986,813	200
Total other income	1,491,055	(23,239)	1,986,813	(23,239)

Net loss	$(520,888)	$(44,976)	$(950,023)	$(64,864)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	32,975,000	2,282,609	32,975,000	850,202
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,243,750	7,500,000	8,243,750	7,287,449
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	1,386,989	$139	8,243,750	$825	$3,590,706	$(315,511)	$3,276,159
Net loss	—	—	—	—	—	(320,455)	(320,455)
Balance as of March 31, 2022	1,386,989	139	8,243,750	825	3,590,706	(635,966)	2,955,704
Net loss	—	—	—	—	—	(108,680)	(108,680)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(501,556)	—	(501,556)
Balance as of June 30, 2022	1,386,989	139	8,243,750	825	3,089,150	(744,646)	2,345,468
Net loss	—	—	—	—	—	(520,888)	(520,888)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,491,055)	—	(1,491,055)
Balance as of September 30, 2022	1,386,989	$139	8,243,750	$825	$1,598,095	$(1,265,534)	$333,525

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 27, 2021
(INCEPTION) TO SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary share to initial shareholders	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(16,114)	(16,114)
Balance as of March 31, 2021	—	—	8,625,000	863	24,137	(16,114)	8,886
Net loss	—	—	—	—	—	(3,774)	(3,774)
Balance as of June 30, 2021	—	—	8,625,000	863	24,137	(19,888)	5,112
Sale of 6,845,000 Private Placement Warrants, net of offering costs			—	—	6,236,701	—	6,236,701
Capital contribution for sale of Class B shares to Anchor Investors	—	—	—	—	9,680,125	—	9,680,125
Sale of 1,386,989 Units not subject to redemption, net of underwriter discount and offering costs	1,386,989	139	—	—	12,756,833		12,756,972
Allocated proceeds to Public Warrants, net of underwriter discount and offering costs	—	—	—	—	10,043,226	—	10,043,226
Fair value of over-allotment at issuance	—	—	—	—	281,301	—	281,301
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(34,196,934)	—	(34,196,934)
Net loss	—	—	—	—	—	(44,976)	(44,976)
Balance as of September 30, 2021	1,386,989	$139	8,625,000	$863	$4,825,389	$(64,864)	$4,761,527

(1)	This number includes up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6 and Note 8). On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from January 27, 2021 (Inception) through September 30, 2021
Cash flows from operating activities:
Net loss	$(950,023)	$(64,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange of issuance of Class B ordinary shares	—	11,388
Operating costs paid by related party	—	8,500
Interest earned on marketable securities held in trust account	(1,986,813)	(200)
Issuance cost of over-allotment	—	23,439
Changes in current assets and liabilities:
Prepaid assets	343,717	(476,930)
Other assets	—	(439,220)
Due to related party	108,968	4,500
Accrued offering costs and expenses	2,018,983	6,000
Net cash used in operating activities	(465,168)	(927,387)
Cash flows from investing activities:
Investment of cash in Trust Account	—	(300,000,000)
Net cash used in investing activities	—	(300,000,000)
Cash flows from financing activities:
Proceeds from issuance of Private Placement Warrants	—	6,250,000
Proceeds from sale of Units, net of underwriting discount	—	296,000,000
Proceeds from working capital loan	125,000	—
Payment of promissory note – related party	—	(188,805)
Payment of offering costs	—	(497,021)
Net cash provided by financing activities	125,000	301,564,174
Net change in cash	(340,168)	636,787
Cash, beginning of the period	359,610	—
Cash, end of the period	$19,442	$636,787

Supplemental disclosure of non-cash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$13,612
Offering costs paid by promissory note - related party	$—	$180,305
Deferred underwriting commissions payable charged to additional paid in capital	$—	$10,500,000
Accrued offering costs	$—	$151,000
Re-measurement of Class A ordinary shares subject to possible redemption	$1,992,611	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 1 — Organization, Business Operations, Proposed Business Combination and Going Concern

Inflection Point Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 27, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) which is described below, and, subsequent to the IPO, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Inflection Point Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on September 21, 2021 (the “Effective Date”). On September 24, 2021, the Company consummated the IPO of 30,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 4. Each Unit consists of one Class A ordinary share (the “Class A ordinary shares” or “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The underwriters had a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option (the “Over-Allotment” and together with the IPO, the “Public Offering”) and purchased an additional 2,975,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) of 6,250,000 warrants (each an “IPO Private Placement Warrant”) to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per IPO Private Placement Warrant, generating gross proceeds to the Company of $6,250,000, which is described in Note 5. On October 29, 2021, simultaneously with the sale of the Over-Allotment Units, the Sponsor purchased an additional 595,000 warrants in a private placement (the “Over-Allotment Private Placement Warrants” and together with the IPO Private Placement Warrants, the “Private Placement Warrants”), generating aggregate gross proceeds to the Company of $595,000.

An aggregate of 12 qualified institutional buyers (“Anchor Investors”) expressed an interest to purchase an aggregate of approximately $322.3 million of the Units sold in the IPO. None of the Anchor Investors expressed an interest in purchasing more than 9.9% of the Units sold in the IPO. The Anchor Investors were allocated and purchased a total of 29,540,000 Units or 98.5% of the Units sold in the IPO. One of the Anchor Investors, Kingstown 1740 Fund, LP, (“Kingstown 1740”) is an affiliate of the Sponsor, and was allocated and purchased 2,900,000 Units sold in the IPO.

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, the Sponsor sold membership interests reflecting an allocation of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) to each Anchor Investor, amounting to an aggregate of 1,625,000 Founder Shares to all Anchor Investors collectively (see Note 7). The Company estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Upon the completion of the IPO, offering costs allocated (1) to the Public Shares not subject to possible redemption and the Public Warrants were charged to additional paid-in capital; (2) to the Public Shares subject to redemption were charged to temporary equity; and (3) to the over-allotment option were charged to expense.

Transaction costs amounted to $26,658,313 consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 excess fair value of founder shares (see Note 6), and $841,938 of other offering costs, with $23,439 allocated to the over-allotment option, $24,538,134 allocated to the Class A ordinary shares subject to redemption, and $2,096,740 allocated to the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

Following the closing of the IPO on September 24, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the IPO Private Placement Warrants was deposited into a trust account (the “Trust Account”). Following the closing of the Over-Allotment on October 29, 2021, an additional $29,750,000 ($10.00 per Over-Allotment Unit) from the net proceeds from the sale of the Over-Allotment Units in the Over-Allotment and the sale of the Over-Allotment Private Placement Warrants was deposited into the Trust Account. The proceeds deposited in the Trust Account will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of an Initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with an Initial Business Combination or to redeem 100% of its Public Shares if the Company has not consummated an Initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Company will provide holders of Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a general meeting called to approve such Initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of any Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes).

The Company will have 24 months from the closing of the IPO to complete an Initial Business Combination (the “Combination Period”). However, if the Company is unable to complete an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an Initial Business Combination or to redeem 100% of its Public Shares if the Company has not consummated an Initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an Initial Business Combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an Initial Business Combination within the prescribed time frame, and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of an Initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Proposed Business Combination with Intuitive Machines

On September 16, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Intuitive Machines, LLC, a Texas limited liability company (“Intuitive Machines” and, subsequent to the Proposed Business Combination, “Intuitive Machines OpCo”), pursuant to which, subject to the satisfaction or waiver of certain closing conditions, including the approval of the Business Combination Agreement and the transactions contemplated thereby by the Company’s shareholders, (1) at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) and following the Domestication (as defined below), (a) the Company will acquire equity securities and become the managing member of Intuitive Machines OpCo and (b) the Company will issue voting equity securities without economic rights to the existing members of Intuitive Machines prior to the Closing (“Intuitive Machines Members”), resulting in a combined company organized in an umbrella partnership C corporation (“Up-C”) structure, in which substantially all of the assets and the business of the combined company will be held by Intuitive Machines OpCo; (2) the Company will domesticate (the “Domestication”) as a Delaware corporation in accordance with the Delaware General Corporation Law (“DGCL”), the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) and the Company’s amended and restated memorandum and articles of association, (3) Intuitive Machines will change its jurisdiction from Texas to Delaware (the “Conversion”) and complete a recapitalization (the “Recapitalization”) whereby all outstanding equity securities of Intuitive Machines will be converted or exchanged into common units, options, and unvested earn out units, as applicable, and (4) the other transactions contemplated by the Business Combination Agreement and documents related thereto will be consummated (such transactions, together with the business combination and the Domestication, Conversion, and Recapitalization, the “Proposed Business Combination”). In connection with the Proposed Business Combination, the Company will be renamed “Intuitive Machines, Inc.” (“New Intuitive Machines”).

The Domestication

As a condition to the Proposed Business Combination, the Company will change its jurisdiction of incorporation by effecting a deregistration under Section 206 of the Companies Act and a domestication under Section 388 of the DGCL, pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware. Immediately prior to the Domestication, pursuant to the Company’s amended and restated memorandum and articles of association, each Founder Share will convert automatically, on a one-for-one basis, into a Class A ordinary share. Immediately following such conversion, in connection with the Domestication, each of the then issued and outstanding Class A ordinary shares will convert automatically, on a one-for-one basis, into one share of New Intuitive Machines Class A common stock, par value $0.0001 per share, each of which will carry voting rights of one vote per share (collectively, the “New Intuitive Machines Class A Common Stock”); (iii) each whole warrant to purchase one Class A ordinary share (each warrant, a “Company Warrant”) will automatically represent the right to purchase one share of New Intuitive Machines Class A Common Stock on the same terms as the Company Warrants (each a “New Intuitive Machines Warrant”) and (c) each of the units of the Company outstanding as of immediately prior to the Domestication will automatically be canceled and each holder will be entitled to one share of New Intuitive Machines Class A Common Stock and one-half of one New Intuitive Machines Warrant, per unit. No fractional New Intuitive Machines Warrants will be issued upon such cancellation.

Concurrently with the Domestication and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, including approval by the Company’s shareholders, the Company will adopt a certificate of incorporation (the “Proposed Certificate of Incorporation”) that, among other things, will implement a revised class structure with the shares of New Intuitive Machines Class A Common Stock having one vote per share and economic rights, the shares of Class B common stock of New Intuitive Machines, par value $0.0001 per share, having one vote per share and no economic rights (collectively, the “New Intuitive Machines Class B Common Stock”) and the shares of Class C common stock of New Intuitive Machines, par value $0.0001 per share, having three votes per share and no economic rights (collectively, the “New Intuitive Machines Class C Common Stock” and the New Intuitive Machines Class A Common Stock, the New Intuitive Machines Class B Common Stock and New Intuitive Machines Class C Common Stock, collectively, the “New Intuitive Machines Common Stock”). The Proposed Certificate of Incorporation will also authorize the issuance of “blank check” preferred stock, par value $0.0001 per share, having such characteristics as the board may, from time to time, provide. The Company’s board of directors will adopt a Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Cumulative Convertible Preferred Stock, creating the Series A Preferred Stock (as defined below).

The Conversion and Recapitalization

In connection with the Proposed Business Combination, Intuitive Machines will change its jurisdiction of organization from Texas to Delaware. Immediately prior to the Closing, Intuitive Machines will effectuate the Recapitalization whereby all outstanding equity securities of Intuitive Machines will be converted into common units of Intuitive Machines OpCo (“Intuitive Machines OpCo Common Units”), options to purchase Intuitive Machines OpCo Common Units (“Intuitive Machines OpCo Options”) and unvested earn out units of Intuitive Machines OpCo (“Earn Out Units”).

Consideration and Structure

As a result of the Up-C structure, the business combination consideration to be received by Intuitive Machines Members will consist of securities of both Intuitive Machines OpCo having economic rights but not voting rights and New Intuitive Machines having voting rights but not economic rights equal to a value of approximately $700,000,000. In particular, the business combination consideration to be received by the Intuitive Machines Members will be an aggregate of (a) (i) 68,125,987 Intuitive Machines OpCo Common Units, (ii) 1,874,013 Intuitive Machines OpCo Options and (iii) 10,000,000 Earn Out Units and (b) (i) 278 shares of New Intuitive Machines Class B Common Stock (excluding 1,874,013 shares of New Intuitive Machines Class B Common Stock reserved for issuance upon exercise of Intuitive Machines OpCo Options) and (ii) 68,125,709 shares of New Intuitive Machines Class C Common Stock (excluding 10,000,000 shares of New Intuitive Machines Class C Common Stock reserved for issuance upon vesting of the Earn Out Units).

The 10,000,000 Earn Out Units received by the applicable Intuitive Machines Members will be subject to vesting and will be earned, released and delivered upon satisfaction of the following milestones: (i) 2,500,000 Earn Out Units will vest if, during the Earn Out Period (as defined below), Intuitive Machines is awarded the OMES III Contract by NASA (“Triggering Event I”), (ii) 5,000,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I occurs and the volume weighted average closing sale price of New Intuitive Machines Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-A”), (iii) 7,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I has not occurred and the volume weighted average closing sale price of New Intuitive Machines Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-B”), and (iv) 2,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event III occurs the volume weighted average closing sale price of New Intuitive Machines Class A Common Stock equals or exceeds $17.50 per share (“Triggering Event III”), provided, that Triggering Event II-A and Triggering Event II-B may not both be achieved. “Earn Out Period” means (i) with respect to Triggering Event I, the time period beginning on September 16, 2022 and ending at 11:59 pm ET on December 31, 2023, and (ii) with respect to Triggering Event II-A, Triggering Event II-B and Triggering Event III, the time period beginning on the date that is 150 days following the date of Closing and ending on the date that is the five (5) year anniversary of the date of Closing. If a Change of Control (as defined in the Business Combination Agreement) occurs during the Earn Out Period that results in the holders of New Intuitive Machines Class A Common Stock receiving a per share price greater than or equal to $15.00 or $17.50, respectively, then immediately prior to the consummation of such Change of Control, to the extent not previously triggered, then Triggering Event II-A or Triggering Event II-B will be deemed to have occurred, as applicable, and the applicable Earn Out Units shall vest.

After the expiration of the applicable lock-up period, holders of certain Intuitive Machines OpCo Common Units will be permitted to exchange such Intuitive Machines OpCo Common Units (along with the cancellation of the paired share of New Intuitive Machines Class B Common Stock or share of New Intuitive Machines Class C Common Stock) for shares of New Intuitive Machines Class A Common Stock on a one-for-one basis pursuant to the second amended and restated limited liability company agreement of Intuitive Machines OpCo (the “Second A&R Operating Agreement”) (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or, at the election of New Intuitive Machines (determined by a majority of the directors of New Intuitive Machines who are disinterested with respect to such determination), cash from a substantially concurrent public offering or private sale in an amount equal to the net amount, on a per share basis, of cash received as a result of such public offering or private sale.

Upon the vesting of any Earn Out Units, each of the applicable Intuitive Machines Members will be issued (i) by Intuitive Machines OpCo an equal number of Intuitive Machines OpCo Common Units and (ii) by New Intuitive Machines an equal number of shares of New Intuitive Machines Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to New Intuitive Machines of a per-share price equal to the par value per share of the New Intuitive Machines Class C Common Stock. Upon the exercise of any Intuitive Machines OpCo Option, (i) Intuitive Machines OpCo will issue to the exercising holder such number of Intuitive Machines OpCo Common Units to be received by such exercising holder as a result of such exercise and (ii) New Intuitive Machines will issue to the exercising holder an equal number of shares of New Intuitive Machines Class B Common Stock, in exchange for the payment to New Intuitive Machines of a per-share price equal to the par value per share of the New Intuitive Machines Class B Common Stock.

Representations, Warranties, Covenants and Termination

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of Intuitive Machines and the Company prior to the Closing. The Closing is subject to certain customary conditions. There is no assurance that the Proposed Business Combination will be completed.

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among others, (i) by mutual written consent of the Company and Intuitive Machines; (ii) either the Company or Intuitive Machines if the Closing has not occurred on or before September 16, 2023; and (iii) by Intuitive Machines if the Company has not obtained shareholder approval after the conclusion of the extraordinary general meeting of the Company’s shareholders to be held for the purpose of voting on the Proposed Business Combination. Upon termination of the Business Combination Agreement, in certain circumstances, Intuitive Machines will reimburse the Company for any amounts due and owing to the Sponsor, up to $1,500,000.

The Series A Investment

On September 16, 2022, concurrently with the execution of the Business Combination Agreement, the Company entered into a purchase agreement (the “Series A Purchase Agreement”) with Kingstown 1740 (an existing security holder of the Company and an affiliate of the Sponsor) and Ghaffarian Enterprises, LLC (an affiliate of Kamal Ghaffarian, an Intuitive Machines founder) (collectively, the “Series A Investors”), pursuant to which, and on the terms and subject to the conditions of which, New Intuitive Machines agreed to issue and sell to the Series A Investors (i) an aggregate of 26,000 shares of 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) which will be convertible into shares of New Intuitive Machines Class A Common Stock in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Cumulative Convertible Preferred Stock (the “Certificate of Designation”) to be adopted by the Company’s board of directors following the Domestication but prior to the Closing and (ii) warrants to purchase 541,667 shares of New Intuitive Machines Class A Common Stock at an initial exercise price of $15.00 per share, subject to adjustment (the “Preferred Investor Warrants”). The Series A Investment will be consummated following the Domestication but immediately prior to the Closing.

Tax Receivable Agreement

The Business Combination Agreement contemplates that, at the Closing, New Intuitive Machines will enter into a tax receivable agreement (the “Tax Receivable Agreement”) with Intuitive Machines OpCo and certain Intuitive Machines Members (the “TRA Holders”). Pursuant to the Tax Receivable Agreement, New Intuitive Machines will generally be required to pay the TRA Holders 85% of the amount of the cash tax savings, if any, in U.S. federal, state, and local taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that New Intuitive Machines (and applicable consolidated, unitary, or combined subsidiaries thereof, if any and collectively the “Tax Group”) realizes, or is deemed to realize, as a result of certain tax attributes (the “Tax Attributes”), including:

●	existing tax basis in certain assets of Intuitive Machines OpCo and certain of its direct or indirect subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service;

●	tax basis adjustments resulting from taxable exchanges of Intuitive Machines OpCo Common Units (including any such adjustments resulting from certain payments made by New Intuitive Machines under the Tax Receivable Agreement) acquired by New Intuitive Machines from a TRA Holder pursuant to the terms of the Second A&R Operating Agreement;

●	certain tax benefits realized by New Intuitive Machines as a result of certain U.S. federal income tax allocations of taxable income or gain away from New Intuitive Machines and to other members of Intuitive Machines OpCo and deductions or losses to New Intuitive Machines and away from other members of Intuitive Machines OpCo, in each case as a result of the Proposed Business Combination; and

●	tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement.

Upon the completion of the Proposed Business Combination, New Intuitive Machines will be a party to the Tax Receivable Agreement. Under the terms of the Tax Receivable Agreement, New Intuitive Machines will make payments to the TRA Holders in respect of 85% of the cash tax savings resulting from the net tax benefit to New Intuitive Machines of certain Tax Attributes (calculated using certain assumptions, and subject to the terms of the Tax Receivable Agreement). However, until a TRA Holder exchanges at least 5% of its Intuitive Machines OpCo Common Units, New Intuitive Machines will hold such payments applicable to existing basis until the TRA Holder satisfies such threshold exchange. Upon the completion of the Proposed Business Combination, no TRA Holder will have exchanged at least 5% of its Intuitive Machines OpCo Common Units. The tax impacts of the transaction were estimated based on the applicable law in effect on June 30, 2022.

Future exchanges will result in incremental tax attributes and potential cash tax savings for New Intuitive Machines. Depending on New Intuitive Machines’ assessment on realizability of such tax attributes, the arising Tax Receivable Agreement liability will be recorded at the exchange date against equity, or at a later point through income.

However, if all of the TRA Holders were to exchange or sell us all of their Intuitive Machines OpCo Common Units, New Intuitive Machines would recognize a deferred tax asset of approximately $169.2 million and a liability under the Tax Receivable Agreement of approximately $147.2 million, assuming: (i) all exchanges or purchases occurred on the same day; (ii) a price of $10 per share; (iii) a constant corporate tax rate; (iv) that New Intuitive Machines will have sufficient taxable income to fully utilize the tax benefits; and (v) no material changes in tax law. These amounts are estimates and have been prepared for illustrative purposes only. The actual amount of deferred tax assets and related liabilities that New Intuitive Machines will recognize will differ based on, among other things, the timing of the exchanges, the price per share of New Intuitive Machines Class A Common Stock at the time of the exchange, and the tax rates then in effect and certain change of control or early termination events occurring.

If New Intuitive Machines exercises its right to terminate the Tax Receivable Agreement or in the case of a change in control of New Intuitive Machines or a material breach of New Intuitive Machines’ obligations under the Tax Receivable Agreement, all obligations under the Tax Receivable Agreement will be accelerated and New Intuitive Machines will be required to make a payment to the TRA Holders in an amount equal to the present value of future payments under the Tax Receivable Agreement. This payment would be based on certain assumptions, including that New Intuitive Machines would have sufficient taxable income to fully utilize the benefits arising from the Tax Attributes subject to the Tax Receivable Agreement. If New Intuitive Machines were to elect to terminate the Tax Receivable Agreement immediately after the Proposed Business Combination, assuming the market value of New Intuitive Machines Class A Common Stock is equal to $10 per share, the Company currently estimates that it would be required to pay approximately $99.7 million to satisfy its total liability.

Equity Facility

On September 16, 2022, the Company entered into a common stock purchase agreement (the “Cantor Purchase Agreement”), dated September 16, 2022, with CF Principal Investments LLC (“CFPI”) relating to an equity facility under which shares of newly issued New Intuitive Machines Class A Common Stock may be sold to CFPI by New Intuitive Machines. Pursuant to the terms of the Cantor Purchase Agreement, New Intuitive Machines will have the right, but not the obligation, from time to time at its sole discretion, until the first day of the month following the 18-month period from and after the Commencement (as defined in the Cantor Purchase Agreement), to direct CFPI to purchase up to the lesser of (i) $50 million of newly issued New Intuitive Machines Class A Common Stock and (ii) the Exchange Cap, by delivering written notice to CFPI prior to the commencement of trading on any trading day, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, the Company agreed to issue 100,000 shares (the “Commitment Shares”) of New Intuitive Machines Class A Common Stock to CFPI. The Company entered into a registration rights agreement with CFPI, pursuant to which it agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of New Intuitive Machines Class A Common Stock that are sold to CFPI under the equity facility and the Commitment Shares.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor, the Company and Intuitive Machines entered into the Sponsor Support Agreement pursuant to which the Sponsor agreed to, among other things, vote and approve the Business Combination Agreement and all other documents and transaction contemplated thereby, and to waive, subject to the consummation of the Proposed Business Combination, any and all anti-dilution rights with respect to the rate that the Founder Shares convert into Class A ordinary shares in connection with the transactions contemplated by the Business Combination Agreement, in each case, subject to the terms and conditions of the Sponsor Support Agreement. In connection with the Sponsor Support Agreement, the Company provided the Sponsor with indemnification against certain claims brought against the Sponsor for a period of six years following the Closing.

Non-Redemption Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Intuitive Machines entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Kingstown 1740, an affiliate of the Sponsor, pursuant to which Kingstown 1740 agreed not to redeem the 2,900,000 Class A ordinary shares held by it.

For additional information regarding the Proposed Business Combination, see the Company’s Registration Statement on Form S-4 filed by on October 13, 2022.

Going Concern

As of September 30, 2022, the Company had $19,442 in its operating bank account, and working capital deficiency $1,995,115. On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $250,000. On March 8, 2022, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000.

On August 4, 2022, the Sponsor agreed to loan the Company up to $1,000,000 to be used for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination pursuant to a convertible promissory note (the “Working Capital Note”).

All unpaid principal under the Working Capital Note shall be due and payable in full on the earlier of (i) September 24, 2023 and (ii) the effective date of an Initial Business Combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Working Capital Note. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,000,000 outstanding under the Working Capital Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of September 30, 2022, there was $125,000 outstanding under the Working Capital Note.

Until consummation of its Initial Business Combination, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination. In addition to the Working Capital Note, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but, except as set forth above, are not obligated to, loan the Company funds as may be required on a non-interest basis (any such loans together with the loans made under the Working Capital Note, the “Working Capital Loans”).

Based on the foregoing, the $19,442 in cash held outside the Trust Account will not be sufficient to allow the Company to operate for at least 12 months from the issuance of these unaudited condensed financial statements, assuming that an Initial Business Combination is not consummated during that time.

Prior to the completion of an Initial Business Combination, the Company does not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern”, the Company has until September 24, 2023 (absent any extensions of such period) to consummate the Proposed Business Combination or another Initial Business Combination. It is uncertain that the Company will be able to consummate the Proposed Business Combination or another Initial Business Combination by this time. If the Proposed Business Combination or another Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should the Proposed Business Combination or another Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern after September 24, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 24, 2023. The Company intends to complete the Proposed Business Combination or another Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate the Proposed Business Combination or any Initial Business Combination by September 24, 2023.

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

Note 2 – Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of December 31, 2021, Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company did not properly allocate the offering costs.

The error was recorded and presented within the financial statements as of December 31, 2021. This revision note is presenting the changes from the previously reported balances to the revised balances as of and for the three months ended September 30, 2021 and for the period January 27, 2021 (inception) through September 30, 2021 for comparative purposes of these condensed financial statements.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Statement of Operations for the three months ended September 30, 2021	As Previously Reported	Adjustment	As Revised
Issuance cost of over-allotment	$—	$(23,439)	$(23,439)
Net (loss) income	$(21,537)	$(23,439)	$(44,976)

Statement of Operations for the period January 27, 2021 through September 30, 2021	As Previously Reported	Adjustment	As Revised
Issuance cost of over-allotment	$—	$(23,439)	$(23,439)
Net (loss) income	$(41,425)	$(23,439)	$(64,864)

	As Previously
Statement of Shareholders’ Equity as of September 30, 2021	Reported	Adjustment	As Revised
Additional paid in capital	$4,871,950	$(46,561)	4,825,389
Accumulated deficit	$(41,425)	$(23,439)	$(64,864)
Total Shareholders’ Deficit	$4,831,527	$(70,000)	$4,761,527

Statement of Cashflow for the period January 27, 2021 through September 30, 2021	As Previously Reported	Adjustment	As Revised
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$81,000	$70,000	$151,000

Note 3 — Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 14, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. See Note 9 for further discussion of the fair values of the Company’s assets and liabilities.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our unaudited condensed statements of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 23,332,500 of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since their exercise is contingent upon the future consummation of an Initial Business Combination which cannot be assured. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares.

	For the three months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(416,710)	$(104,178)	$(10,494)	$(34,482)
Denominator:
Basic and diluted weighted-average shares outstanding	32,975,000	8,243,750	2,282,609	7,500,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

	For the nine months ended September 30, 2022		For the period from January 27, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(760,018)	$(190,005)	$(6,777)	$(58,087)
Denominator:
Basic and diluted weighted-average shares outstanding	32,975,000	8,243,750	850,202	7,287,449
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Offering Costs associated with the Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering. Offering costs associated with the Public Offering amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of founder shares (see Note 6), and $841,938 of other offering costs, with $23,439 allocated to the over-allotment option, $24,538,134 allocated to the Class A ordinary shares subject to redemption, and $2,096,740 allocated to the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants .

Ordinary Shares Subject to Possible Redemption

31,588,011 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with an Initial Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

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

Related Party Redemption Waiver Agreement

In September 2021, the Company entered into a redemption waiver agreement with one of its Anchor Investors, Kingstown 1740, whereby Kingstown 1740 agreed to waive its redemption rights on 1,386,989 Class A ordinary shares (the “Non-Redemption Shares”) it held, and these ordinary shares are classified as shareholders’ equity.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO and partial exercise of over-allotment option	$329,750,000
Less: proceeds from shares not subject to redemption	(13,869,890)

Less:
Proceeds allocated to public warrants	(11,995,753)
Over-allotment liability	(281,301)
Ordinary share issuance costs	(24,538,134)
Plus:
Remeasurement of carrying value to redemption value	36,815,188

Class A ordinary shares subject to redemption, December 31, 2021	315,880,110
Plus:
Remeasurement of carrying value to redemption value	1,992,611

Class A ordinary shares subject to redemption, September 30, 2022	$317,872,721

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 4 — Public Offering

On September 24, 2021, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit in its IPO. Each Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment). Each Public Warrant will become exercisable 30 days after the completion of an Initial Business Combination and will expire five years after the completion of an Initial Business Combination, or earlier upon redemption or liquidation.

One of the Anchor Investors, Kingstown 1740, an affiliate of the Sponsor, was allocated and purchased 2,900,000 Units sold in the IPO.

The underwriters had a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments. On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,975,000 Units, generating aggregate gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

The Company provided a discount to the underwriters at the closing of the IPO of $4,000,000, and an additional discount of $595,000 upon the closing of the Over-Allotment. Additionally, the underwriting agreement states that the Company will pay Citigroup Global Markets Inc. (“Citi”) a deferred discount of $0.35 per Unit sold in the Public Offering including pursuant to the Over-Allotment, or an aggregate of $11,541,250 (see Note 7), upon the Company’s completion of an Initial Business Combination, which would be payable from the amounts held in the Trust Account solely in the event we complete an Initial Business Combination, subject to the terms of the underwriting agreement. Accordingly, as of September 30, 2022 and December 31, 2021, aggregate additional fees of $11,541,250 (see Note 7) were recorded as deferred and payable upon the Company’s completion of an Initial Business Combination.

Warrants — As of September 30, 2022 and December 31, 2021, there were 16,487,500 Public Warrants and 6,845,000 Private Placement Warrants outstanding. The Company evaluated the terms of the warrants and determined the warrants meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified in shareholders equity upon issuance. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the Company’s Initial Business Combination, and will expire five years after the completion of the Company’s Initial Business Combination at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a post-effective amendment to the registration statement for the Public Offering or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before it sends the notice of redemption to the warrant holders.

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

At the Closing of the Proposed Business Combination, New Intuitive Machines will enter into a lock-up agreement superseding the lock-up imposed at IPO, pursuant to which the Sponsor and its permitted assigns will agree not to, without the prior written consent of the New Intuitive Machines board of directors, prior to the date that is six months after the date of the Closing, (i) sell, pledge, grant any option to purchase or otherwise dispose of (a) any shares of New Intuitive Machines Class A Common Stock the Sponsor received upon conversion of its Founder Shares in connection with the Domestication (the “Sponsor Lock-Up Shares”), (ii) enter into any swap or other transfer arrangement in respect of the Sponsor Lock-Up Shares or (iii) take any other similar actions (the actions specified in the foregoing clauses (i) through (iii), collectively, “Transfer”). The Sponsor also will agree to not Transfer any New Intuitive Machines Warrants received upon conversion of its Private Placement Warrants in connection with the Domestication (or the shares of New Intuitive Machines Class A Common Stock issuable upon exercise of such warrants), prior to the date that is 30 days after the date of the Closing. The lock-up agreement will provides for certain permitted transfers, including but not limited to, transfers to certain affiliates or family members, transfers of shares acquired on the open market after the consummation of the Proposed Business Combination, subject to certain conditions, or the exercise of certain stock options and warrants.

Redemption Waiver Agreement

In September 2021, the Company entered into a redemption waiver agreement with one of its Anchor Investors, Kingstown 1740, whereby Kingstown 1740 agreed to waive its redemption rights on the Non-Redemption Shares, which are 1,386,989 Class A ordinary shares, and these ordinary shares are classified as shareholders’ equity.

Promissory Note—Related Party

On February 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the IPO. As of September 24, 2021, the Company had borrowed $188,805 under the promissory note, which was fully repaid by September 30, 2021. On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $250,000, and no amounts have been drawn upon this loan commitment. On March 8, 2022, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000, and no amounts have been drawn upon this loan commitment.

Working Capital Loans

On August 4, 2022, the Sponsor agreed to loan the Company up to $1,000,000 to be used for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination pursuant to the Working Capital Note. The Working Capital Note is non-interest bearing and all unpaid principal under the Working Capital Note shall be due and payable in full on the Maturity Date, unless accelerated upon the occurrence of an event of default as set forth in the Working Capital Note. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,000,000 outstanding under the Working Capital Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. On September 30, 2022, the Company drew $125,000 on the Working Capital Note. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, and the Working Capital Note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.”

In addition to the Working Capital Note, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but, except as set forth above, are not obligated to, make Working Capital Loans to the Company as may be required on a non-interest basis. Up to an aggregate of $1,500,000 outstanding under the Working Capital Loans may be convertible into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant at the option of the lender, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans, unless they are converted into warrants. In the event that an Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans.

At September 30, 2022 and December 31, 2021, $125,000 and $0, respectively, were outstanding under Working Capital Loans.

Administrative Service Fee

On September 21, 2021, the Company entered into an Administrative Services Agreement with Kingstown Capital Management L.P., an affiliate of the Sponsor, pursuant to which it pays a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of an Initial Business Combination or a liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company recorded $45,000 and $135,000 of administrative service fees under the agreement, respectively. For the three months ended September 30, 2021, and for the period from January 27, 2021 (inception) through September 30, 2021, the Company recorded $4,500 for these services. As of September 30, 2022 and December 31, 2021, $60,000 and $4,500 was due under the agreement which is included in due to related party on the Company’s unaudited condensed Balance Sheets, respectively.

Professional Service Agreement

The Company reimburses its Sponsor for services provided by one of the Sponsor’s employees who serve as the Company’s Chief of Staff (“COS”). The COS receives $12,500 per month for services rendered, commencing September 25, 2021, through the closing of an Initial Business Combination. For the three and nine months ended September 30, 2022, the Company recorded $37,500 and $112,500 of compensation for services provided, respectively. For the three months ended September 30, 2021, and for the period from January 27, 2021 (inception) through September 30, 2021, the Company did not incur fees for these services. As of September 30, 2022 and December 31, 2021, there was $50,000 and $0 due to the COS which is included in due to related party on the Company’s unaudited condensed Balance Sheets, respectively.

Forward Purchase Agreement

On September 21, 2021, the Company entered into a forward purchase agreement (“FPA”) pursuant to which certain affiliates of the Sponsor (“Kingstown”) agreed to purchase up to 5,000,000 forward purchase Class A ordinary shares (“Forward Purchase Shares”), for $10.00 per share, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of an Initial Business Combination, subject to approval by the Kingstown investment committee. The proceeds from the sale of these Forward Purchase Shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with an Initial Business Combination, will be used to satisfy the cash requirements of an Initial Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Initial Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, Kingstown may purchase less than 5,000,000 Forward Purchase Shares. In addition, Kingstown’s commitment under the FPA will be subject to approval of its investment committee prior to the closing of an Initial Business Combination. Accordingly, if Kingstown’s investment committee does not give its approval, Kingstown will not be obligated to purchase the Forward Purchase Shares. Further, the Company has the right, in its sole discretion, to reduce the amount of Forward Purchase Shares that Kingstown may purchase pursuant to the FPA. Pursuant to the terms of the FPA, Kingstown will have the option to assign its commitment to one of its affiliates. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the Public Offering, except that they will be subject to transfer restrictions and registration rights.

The Company evaluated the FPA under ASC 480 and ASC 815-40 to determine the appropriate accounting treatment. The FPA does not meet the criteria to be classified as a liability under ASC 480. In addition, there is no net cash settlement feature and settlement will be in gross physical delivery of Class A ordinary shares; therefore, the FPA should be classified as equity. However, as the issuance of Forward Purchase Shares is contingent on several factors, including the consummation of an Initial, approval by the Kingstown board of directors, and the Company’s discretion, the Company will record the FPA when it becomes probable that the triggering events will occur.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Forward Purchase Shares, (iii) Private Placement Warrants which were issued in private placements simultaneously with the closing of the IPO and the Over-Allotment and the Class A ordinary shares underlying such Private Placement Warrants and (iv) warrants that may be issued upon conversion of Working Capital Loans and the Class A ordinary shares underlying such warrants will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an Initial Business Combination pursuant to a registration rights agreement entered into in connection with the IPO. Pursuant to the registration rights agreement and assuming $1,500,000 of Working Capital Loans are converted into additional warrants, the Company will be obligated to register up to 21,588,750 Class A ordinary shares and 8,345,000 warrants. The number of Class A ordinary shares includes (i) 8,243,750 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,000,000 Forward Purchase Shares, (iii) 6,845,000 Class A ordinary shares underlying the Private Placement Warrants and (iv) 1,500,000 Class A ordinary shares underlying the warrants issuable upon conversion of Working Capital Loans. The number of warrants includes 6,845,000 Private Placement Warrants and 1,500,000 additional warrants issuable upon the conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Company evaluated the registration rights agreement in accordance with the guidance in ASC 825-20 “Registration Payment Arrangements,” ASC 470-20 “Debt with Conversion and Other Options,” and ASC 450 “Contingencies.” The registration rights agreement does not contain liquidating damages, penalty payment, or other cash settlement provisions resulting from delays in registering the Company’s securities. As such, there are no accounting implications that arise due to the registration rights.

At the Closing, the Company, the Sponsor and certain securityholders of Intuitive Machines will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the Sponsor and such securityholders will be granted certain customary registration rights, on the terms and subject to the conditions therein, with respect to securities of New Intuitive Machines that they will hold following the Proposed Business Combination.

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

The underwriting agreement states that Citi will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering, or $11,541,250, held in the Trust Account upon the completion of an Initial Business Combination, which would be payable from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Proposed Business Combination with Intuitive Machines

As more fully described in Note 1, the Company entered into a number of agreements as part of its Proposed Business Combination with Intuitive Machines. These agreements included but are not limited to the Business Combination Agreement, the Series A Purchase Agreement, the Cantor Purchase Agreement and Sponsor Purchase Agreement, each of which contained terms and conditions which commit the Company to certain obligations in the event the Proposed Business Combination is successful.

Note 8 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,386,989 Class A ordinary shares issued and outstanding, excluding 31,588,011 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each ordinary share. On February 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in consideration for 7,187,500 Founder Shares. On March 5, 2021, the Company effected a 1.2 to 1 share recapitalization with respect to its Class B ordinary shares, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture. At September 30, 2022 and December 31, 2021, there were 8,243,750 Class B ordinary shares issued and outstanding.

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

Note 9 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$331,742,611	$329,755,798

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 12, 2022 and October 21, 2022 the Company drew an additional $300,000 and $75,000 on the Working Capital Loan, as described in Note 6, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Overview

We are a blank check company incorporated on January 27, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

Our sponsor is Inflection Point Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on September 21, 2021. On September 24, 2021, we consummated our initial public offering (the “IPO”) of 30,000,000 units, at $10.00 per unit (the “Units”). Each Unit consists of one of our Class A ordinary shares, $0.0001 par value (the “Class A ordinary shares” or “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”), with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The underwriters had a 45-day option from the effective date to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option (the “Over-Allotment” and together with the IPO, the “Public Offering”) and purchased an additional 2,975,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

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

An aggregate of 12 qualified institutional buyers (“Anchor Investors”) expressed an interest to purchase an aggregate of approximately $322.3 million of the Units to be sold in the IPO. None of the Anchor Investors expressed an interest in purchasing more than 9.9% of the Units sold in the IPO. The Anchor Investors were allocated and purchased a total of 29,540,000 Units or 98.5% of the Units sold in the IPO. One of the Anchor Investors, Kingstown 1740 Fund, LP (“Kingstown 1740”), is an affiliate of our Sponsor, and was allocated and purchased 2,900,000 Units in the IPO.

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, our Sponsor sold membership interests reflecting an allocation of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) to each Anchor Investor, amounting to an aggregate of 1,625,000 Founder Shares to all Anchor Investors collectively. We estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Offering costs allocated to the Public Shares and the Public Warrants was all charged to shareholder’s equity upon the completion of the IPO.

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

Following the closing of the IPO on September 24, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the IPO Private Placement Warrants was deposited into a trust account (the “Trust Account”). Following the closing of the Over-Allotment on October 29, 2021, an additional $29,750,000 ($10.00 per Over-Allotment Unit) from the net proceeds from the sale of the Over-Allotment Units in the Over-Allotment and the sale of the Over-Allotment Private Placement Warrants was deposited into the Trust Account. The proceeds deposited in the Trust Account are, and will be, invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of an Initial Business Combination, (ii) the redemption of our Public Shares if we are unable to complete an Initial Business Combination by September 24, 2023, subject to applicable law, or (iii) the redemption of our Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with an Initial Business Combination or to redeem 100% of its Public Shares if we have not consummated an Initial Business Combination by September 24, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders.

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

We will have until September 24, 2023 to complete an Initial Business Combination (the “Combination Period”). However, if we are unable to complete an Initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Proposed Business Combination with Intuitive Machines

On September 16, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Intuitive Machines, LLC, a Texas limited liability company (“Intuitive Machines” and, subsequent to the Proposed Business Combination, “Intuitive Machines OpCo”), pursuant to which, subject to the satisfaction or waiver of certain closing conditions, including the approval of the Business Combination Agreement and the transactions contemplated thereby by the Company’s shareholders, (1) at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) and following the Domestication (as defined below), (a) the Company will acquire equity securities and become the managing member of Intuitive Machines OpCo and (b) the Company will issue voting equity securities without economic rights to the existing members of Intuitive Machines prior to the Closing (“Intuitive Machines Members”), resulting in a combined company organized in an umbrella partnership C corporation (“Up-C”) structure, in which substantially all of the assets and the business of the combined company will be held by Intuitive Machines OpCo; (2) the Company will domesticate (the “Domestication”) as a Delaware corporation in accordance with the Delaware General Corporation Law (“DGCL”), the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) and the Company’s amended and restated memorandum and articles of association, (3) Intuitive Machines will change its jurisdiction from Texas to Delaware (the “Conversion”) and complete a recapitalization (the “Recapitalization”) whereby all outstanding equity securities of Intuitive Machines will be converted or exchanged into common units, options, and unvested earn out units, as applicable, and (4) the other transactions contemplated by the Business Combination Agreement and documents related thereto will be consummated (such transactions, together with the business combination and the Domestication, Conversion, and Recapitalization, the “Proposed Business Combination”). In connection with the Proposed Business Combination, the Company will be renamed “Intuitive Machines, Inc.” (“New Intuitive Machines”).

The Domestication

As a condition to the Proposed Business Combination, the Company will change its jurisdiction of incorporation by effecting a deregistration under Section 206 of the Companies Act and a domestication under Section 388 of the DGCL, pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware. Immediately prior to the Domestication, pursuant to the Company’s amended and restated memorandum and articles of association, each Founder Share will convert automatically, on a one-for-one basis, into a Class A ordinary share. Immediately following such conversion, in connection with the Domestication, each of the then issued and outstanding Class A ordinary shares will convert automatically, on a one-for-one basis, into one share of New Intuitive Machines Class A common stock, par value $0.0001 per share, each of which will carry voting rights of one vote per share (collectively, the “New Intuitive Machines Class A Common Stock”); (iii) each whole warrant to purchase one Class A ordinary share (each warrant, a “Company Warrant”) will automatically represent the right to purchase one share of New Intuitive Machines Class A Common Stock on the same terms as the Company Warrants (each a “New Intuitive Machines Warrant”) and (c) each of the units of the Company outstanding as of immediately prior to the Domestication will automatically be canceled and each holder will be entitled to one share of New Intuitive Machines Class A Common Stock and one-half of one New Intuitive Machines Warrant, per unit. No fractional New Intuitive Machines Warrants will be issued upon such cancellation.

Concurrently with the Domestication and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, including approval by the Company’s shareholders, the Company will adopt a certificate of incorporation (the “Proposed Certificate of Incorporation”) that, among other things, will implement a revised class structure with the shares of New Intuitive Machines Class A Common Stock having one vote per share and economic rights, the shares of Class B common stock of New Intuitive Machines, par value $0.0001 per share, having one vote per share and no economic rights (collectively, the “New Intuitive Machines Class B Common Stock”) and the shares of Class C common stock of New Intuitive Machines, par value $0.0001 per share, having three votes per share and no economic rights (collectively, the “New Intuitive Machines Class C Common Stock” and the New Intuitive Machines Class A Common Stock, the New Intuitive Machines Class B Common Stock and New Intuitive Machines Class C Common Stock, collectively, the “New Intuitive Machines Common Stock”). The Proposed Certificate of Incorporation will also authorize the issuance of “blank check” preferred stock, par value $0.0001 per share, having such characteristics as the board may, from time to time, provide. The Company’s board of directors will adopt a Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Cumulative Convertible Preferred Stock, creating the Series A Preferred Stock (as defined below).

The Conversion and Recapitalization

In connection with the Proposed Business Combination, Intuitive Machines will change its jurisdiction of organization from Texas to Delaware. Immediately prior to the Closing, Intuitive Machines will effectuate the Recapitalization whereby all outstanding equity securities of Intuitive Machines will be converted into common units of Intuitive Machines OpCo (“Intuitive Machines OpCo Common Units”), options to purchase Intuitive Machines OpCo Common Units (“Intuitive Machines OpCo Options”) and unvested earn out units of Intuitive Machines OpCo (“Earn Out Units”).

Consideration and Structure

As a result of the Up-C structure, the business combination consideration to be received by Intuitive Machines Members will consist of securities of both Intuitive Machines OpCo having economic rights but not voting rights and New Intuitive Machines having voting rights but not economic rights equal to a value of approximately $700,000,000. In particular, the business combination consideration to be received by the Intuitive Machines Members will be an aggregate of (a) (i) 68,125,987 Intuitive Machines OpCo Common Units, (ii) 1,874,013 Intuitive Machines OpCo Options and (iii) 10,000,000 Earn Out Units and (b) (i) 278 shares of New Intuitive Machines Class B Common Stock (excluding 1,874,013 shares of New Intuitive Machines Class B Common Stock reserved for issuance upon exercise of Intuitive Machines OpCo Options) and (ii) 68,125,709 shares of New Intuitive Machines Class C Common Stock (excluding 10,000,000 shares of New Intuitive Machines Class C Common Stock reserved for issuance upon vesting of the Earn Out Units).

The 10,000,000 Earn Out Units received by the applicable Intuitive Machines Members will be subject to vesting and will be earned, released and delivered upon satisfaction of the following milestones: (i) 2,500,000 Earn Out Units will vest if, during the Earn Out Period (as defined below), Intuitive Machines is awarded the OMES III Contract by NASA (“Triggering Event I”), (ii) 5,000,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I occurs and the volume weighted average closing sale price of New Intuitive Machines Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-A”), (iii) 7,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I has not occurred and the volume weighted average closing sale price of New Intuitive Machines Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-B”), and (iv) 2,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event III occurs the volume weighted average closing sale price of New Intuitive Machines Class A Common Stock equals or exceeds $17.50 per share (“Triggering Event III”), provided, that Triggering Event II-A and Triggering Event II-B may not both be achieved. “Earn Out Period” means (i) with respect to Triggering Event I, the time period beginning on September 16, 2022 and ending at 11:59 pm ET on December 31, 2023, and (ii) with respect to Triggering Event II-A, Triggering Event II-B and Triggering Event III, the time period beginning on the date that is 150 days following the date of Closing and ending on the date that is the five (5) year anniversary of the date of Closing. If a Change of Control (as defined in the Business Combination Agreement) occurs during the Earn Out Period that results in the holders of New Intuitive Machines Class A Common Stock receiving a per share price greater than or equal to $15.00 or $17.50, respectively, then immediately prior to the consummation of such Change of Control, to the extent not previously triggered, then Triggering Event II-A or Triggering Event II-B will be deemed to have occurred, as applicable, and the applicable Earn Out Units shall vest.

After the expiration of the applicable lock-up period, holders of certain Intuitive Machines OpCo Common Units will be permitted to exchange such Intuitive Machines OpCo Common Units (along with the cancellation of the paired share of New Intuitive Machines Class B Common Stock or share of New Intuitive Machines Class C Common Stock) for shares of New Intuitive Machines Class A Common Stock on a one-for-one basis pursuant to the second amended and restated limited liability company agreement of Intuitive Machines OpCo (the “Second A&R Operating Agreement”) (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or, at the election of New Intuitive Machines (determined by a majority of the directors of New Intuitive Machines who are disinterested with respect to such determination), cash from a substantially concurrent public offering or private sale in an amount equal to the net amount, on a per share basis, of cash received as a result of such public offering or private sale.

Upon the vesting of any Earn Out Units, each of the applicable Intuitive Machines Members will be issued (i) by Intuitive Machines OpCo an equal number of Intuitive Machines OpCo Common Units and (ii) by New Intuitive Machines an equal number of shares of New Intuitive Machines Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to New Intuitive Machines of a per-share price equal to the par value per share of the New Intuitive Machines Class C Common Stock. Upon the exercise of any Intuitive Machines OpCo Option, (i) Intuitive Machines OpCo will issue to the exercising holder such number of Intuitive Machines OpCo Common Units to be received by such exercising holder as a result of such exercise and (ii) New Intuitive Machines will issue to the exercising holder an equal number of shares of New Intuitive Machines Class B Common Stock, in exchange for the payment to New Intuitive Machines of a per-share price equal to the par value per share of the New Intuitive Machines Class B Common Stock.

Representations, Warranties, Covenants and Termination

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of Intuitive Machines and the Company prior to the Closing. The Closing is subject to certain customary conditions. There is no assurance that the Proposed Business Combination will be completed.

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among others, (i) by mutual written consent of the Company and Intuitive Machines; (ii) either the Company or Intuitive Machines if the Closing has not occurred on or before September 16, 2023; and (iii) by Intuitive Machines if the Company has not obtained shareholder approval after the conclusion of the extraordinary general meeting of the Company’s shareholders to be held for the purpose of voting on the Proposed Business Combination. Upon termination of the Business Combination Agreement, in certain circumstances, Intuitive Machines will reimburse the Company for any amounts due and owing to the Sponsor, up to $1,500,000.

The Series A Investment

On September 16, 2022, concurrently with the execution of the Business Combination Agreement, the Company entered into a purchase agreement (the “Series A Purchase Agreement”) with Kingstown 1740 (an existing security holder of the Company and an affiliate of the Sponsor) and Ghaffarian Enterprises, LLC (an affiliate of Kamal Ghaffarian, an Intuitive Machines founder) (collectively, the “Series A Investors”), pursuant to which, and on the terms and subject to the conditions of which, New Intuitive Machines agreed to issue and sell to the Series A Investors (i) an aggregate of 26,000 shares of 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) which will be convertible into shares of New Intuitive Machines Class A Common Stock in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Cumulative Convertible Preferred Stock (the “Certificate of Designation”) to be adopted by the Company’s board of directors following the Domestication but prior to the Closing and (ii) warrants to purchase 541,667 shares of New Intuitive Machines Class A Common Stock at an initial exercise price of $15.00 per share, subject to adjustment (the “Preferred Investor Warrants”). The Series A Investment will be consummated following the Domestication but immediately prior to the Closing.

Tax Receivable Agreement

The Business Combination Agreement contemplates that, at the Closing, New Intuitive Machines will enter into a tax receivable agreement (the “Tax Receivable Agreement”) with Intuitive Machines OpCo and certain Intuitive Machines Members (the “TRA Holders”). Pursuant to the Tax Receivable Agreement, New Intuitive Machines will generally be required to pay the TRA Holders 85% of the amount of the cash tax savings, if any, in U.S. federal, state, and local taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that New Intuitive Machines (and applicable consolidated, unitary, or combined subsidiaries thereof, if any and collectively the “Tax Group”) realizes, or is deemed to realize, as a result of certain tax attributes (the “Tax Attributes”), including:

●	existing tax basis in certain assets of Intuitive Machines OpCo and certain of its direct or indirect subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service;

●	tax basis adjustments resulting from taxable exchanges of Intuitive Machines OpCo Common Units (including any such adjustments resulting from certain payments made by New Intuitive Machines under the Tax Receivable Agreement) acquired by New Intuitive Machines from a TRA Holder pursuant to the terms of the Second A&R Operating Agreement;

●	certain tax benefits realized by New Intuitive Machines as a result of certain U.S. federal income tax allocations of taxable income or gain away from New Intuitive Machines and to other members of Intuitive Machines OpCo and deductions or losses to New Intuitive Machines and away from other members of Intuitive Machines OpCo, in each case as a result of the Proposed Business Combination; and

●	tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement.

Upon the completion of the Proposed Business Combination, New Intuitive Machines will be a party to the Tax Receivable Agreement. Under the terms of the Tax Receivable Agreement, New Intuitive Machines will make payments to the TRA Holders in respect of 85% of the cash tax savings resulting from the net tax benefit to New Intuitive Machines of certain Tax Attributes (calculated using certain assumptions, and subject to the terms of the Tax Receivable Agreement). However, until a TRA Holder exchanges at least 5% of its Intuitive Machines OpCo Common Units, New Intuitive Machines will hold such payments applicable to existing basis until the TRA Holder satisfies such threshold exchange. Upon the completion of the Proposed Business Combination, no TRA Holder will have exchanged at least 5% of its Intuitive Machines OpCo Common Units. The tax impacts of the transaction were estimated based on the applicable law in effect on June 30, 2022.

Future exchanges will result in incremental tax attributes and potential cash tax savings for New Intuitive Machines. Depending on New Intuitive Machines’ assessment on realizability of such tax attributes, the arising Tax Receivable Agreement liability will be recorded at the exchange date against equity, or at a later point through income.

However, if all of the TRA Holders were to exchange or sell us all of their Intuitive Machines OpCo Common Units, New Intuitive Machines would recognize a deferred tax asset of approximately $169.2 million and a liability under the Tax Receivable Agreement of approximately $147.2 million, assuming: (i) all exchanges or purchases occurred on the same day; (ii) a price of $10 per share; (iii) a constant corporate tax rate; (iv) that New Intuitive Machines will have sufficient taxable income to fully utilize the tax benefits; and (v) no material changes in tax law. These amounts are estimates and have been prepared for illustrative purposes only. The actual amount of deferred tax assets and related liabilities that New Intuitive Machines will recognize will differ based on, among other things, the timing of the exchanges, the price per share of New Intuitive Machines Class A Common Stock at the time of the exchange, and the tax rates then in effect and certain change of control or early termination events occurring.

If New Intuitive Machines exercises its right to terminate the Tax Receivable Agreement or in the case of a change in control of New Intuitive Machines or a material breach of New Intuitive Machines’ obligations under the Tax Receivable Agreement, all obligations under the Tax Receivable Agreement will be accelerated and New Intuitive Machines will be required to make a payment to the TRA Holders in an amount equal to the present value of future payments under the Tax Receivable Agreement. This payment would be based on certain assumptions, including that New Intuitive Machines would have sufficient taxable income to fully utilize the benefits arising from the Tax Attributes subject to the Tax Receivable Agreement. If New Intuitive Machines were to elect to terminate the Tax Receivable Agreement immediately after the Proposed Business Combination, assuming the market value of New Intuitive Machines Class A Common Stock is equal to $10 per share, the Company currently estimates that it would be required to pay approximately $99.7 million to satisfy its total liability.

Equity Facility

On September 16, 2022, the Company entered into a common stock purchase agreement (the “Cantor Purchase Agreement”), dated September 16, 2022, with CF Principal Investments LLC (“CFPI”) relating to an equity facility under which shares of newly issued New Intuitive Machines Class A Common Stock may be sold to CFPI by New Intuitive Machines. Pursuant to the terms of the Cantor Purchase Agreement, New Intuitive Machines will have the right, but not the obligation, from time to time at its sole discretion, until the first day of the month following the 18-month period from and after the Commencement (as defined in the Cantor Purchase Agreement), to direct CFPI to purchase up to the lesser of (i) $50 million of newly issued New Intuitive Machines Class A Common Stock and (ii) the Exchange Cap, by delivering written notice to CFPI prior to the commencement of trading on any trading day, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, the Company agreed to issue 100,000 shares (the “Commitment Shares”) of New Intuitive Machines Class A Common Stock to CFPI. The Company entered into a registration rights agreement with CFPI, pursuant to which it agreed to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), the shares of New Intuitive Machines Class A Common Stock that are sold to CFPI under the equity facility and the Commitment Shares.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor, the Company and Intuitive Machines entered into the Sponsor Support Agreement pursuant to which the Sponsor agreed to, among other things, vote and approve the Business Combination Agreement and all other documents and transaction contemplated thereby, and to waive, subject to the consummation of the Proposed Business Combination, any and all anti-dilution rights with respect to the rate that the Founder Shares convert into Class A ordinary shares in connection with the transactions contemplated by the Business Combination Agreement, in each case, subject to the terms and conditions of the Sponsor Support Agreement. In connection with the Sponsor Support Agreement, the Company provided the Sponsor with indemnification against certain claims brought against the Sponsor for a period of six years following the Closing.

Non-Redemption Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Intuitive Machines entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Kingstown 1740, an affiliate of the Sponsor, pursuant to which Kingstown 1740 agreed not to redeem the 2,900,000 Class A ordinary shares held by it.

For additional information regarding the Proposed Business Combination, see the Company’s Registration Statement on Form S-4 filed by on October 13, 2022.

Liquidity and Capital Resources; Going Concern

As of September 30, 2022, we had $19,442 in cash and working capital deficit of $1,995,115.

On September 30, 2021, our Sponsor agreed to provide us with loans in such amounts as may be required by us to fund our working capital requirements up to an aggregate of $250,000. On March 8, 2022, the Sponsor agreed to provide us with loans in such amounts as may be required by us to fund our working capital requirements up to an aggregate of $500,000.

On August 4, 2022, the Sponsor agreed to loan the Company up to $1,000,000 to be used for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination pursuant to a convertible promissory note (the “Working Capital Note”).

All unpaid principal under the Working Capital Note shall be due and payable in full on the earlier of (i) September 24, 2023 and (ii) the effective date of an Initial Business Combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Working Capital Note. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,000,000 outstanding under the Working Capital Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of September 30, 2022, there was $125,000 outstanding under the Working Capital Note.

Until consummation of its Initial Business Combination, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination. In addition to the Working Capital Note, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but, except as set forth above, are not obligated to, loan the Company funds as may be required on a non-interest basis (any such loans together with the loans made under the Working Capital Note, the “Working Capital Loans”).

Based on the foregoing, the $19,442 in cash held outside the Trust Account will not be sufficient to allow the Company to operate for at least 12 months from the issuance of these unaudited condensed financial statements, assuming that an Initial Business Combination is not consummated during that time.

Prior to the completion of an Initial Business Combination, the Company does not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern”, the Company has until September 24, 2023 (absent any extensions of such period) to consummate the Proposed Business Combination or another Initial Business Combination. It is uncertain that the Company will be able to consummate the Proposed Business Combination or another Initial Business Combination by this time. If the Proposed Business Combination or another Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should the Proposed Business Combination or another Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern after September 24, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 24, 2023. The Company intends to complete the Proposed Business Combination or another Initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate the Proposed Business Combination or any Initial Business Combination by September 24, 2023.

Risks and Uncertainties

We are currently evaluating the impact of the COVID-19 pandemic and Russian-Ukraine war on the industry and have concluded that while it is reasonably possible that the virus and the war could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements included elsewhere in this Quarterly Report. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through September 30, 2022 relates to our formation and the Public Offering and, subsequent to the closing of the IPO, identifying a target company for an Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $520,888, which consisted primarily of formation and operating costs amounting to $2,011,943, offset by interest income earned on cash and marketable securities held in Trust Account amounting to $1,491,055.

For the nine months ended September 30, 2022, we had net loss of $950,023, which consisted primarily of formation and operating costs amounting to $2,936,836, offset by interest income earned on cash and marketable securities held in Trust Account amounting to $1,986,813.

For the three months ended September 30, 2021, we had a net loss of $44,976 which consisted of formation and operating costs amounting to $21,737 and $23,439 of issuance cost of over-allotment offset by interest income earned on cash and marketable securities held in Trust Account amounting to $200.

For the period from January 27, 2021 (Inception) to September 30, 2021, we had net loss of $64,864, which consisted of formation and operating costs amounting to $41,625 and $23,439 of issuance cost of over-allotment offset by interest income earned on cash and marketable securities held in Trust Account amounting to $200.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

Administrative Services Agreement

Commencing on September 21, 2021, we agreed to pay Kingstown Capital Management L.P., an affiliate of our Sponsor, $15,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of an Initial Business Combination or our liquidation, we will cease paying such monthly fees.

Registration Rights

The holders of the (i) Founder Shares and the Class A ordinary shares issuable upon conversion of Founder Shares, (ii) Forward Purchase Shares, (iii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iv) warrants that may be issued upon conversion of Working Capital Loans and the Class A ordinary shares underlying such warrants will have registration rights to require us to register a sale of any of our securities held by them and our any other securities acquired by them prior to the consummation of our Initial Business Combination pursuant to a registration rights agreement entered into in connection with the IPO. Pursuant to the registration rights agreement and assuming $1,500,000 of Working Capital Loans are converted into additional warrants, we will be obligated to register up to 21,588,750 Class A ordinary shares and 8,345,000 warrants. The number of Class A ordinary shares includes (i) 8,243,750 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,000,000 Forward Purchase Shares, (iii) 6,845,000 Class A ordinary shares underlying the Private Placement Warrants and (iv) 1,500,000 Class A ordinary shares underlying the warrants issuable upon conversion of Working Capital Loans. The number of warrants includes 6,845,000 Private Placement Warrants and 1,500,000 additional warrants issuable upon the conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

At the Closing, the Company, the Sponsor and certain securityholders of Intuitive Machines will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the Sponsor and such securityholders will be granted certain customary registration rights, on the terms and subject to the conditions therein, with respect to securities of New Intuitive Machines that they will hold following the Proposed Business Combination.

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

The Company provided a discount to the underwriters at the closing of the Public Offering of 2.0% per Unit, or $4,595,000, excluding the proceeds from the purchase of an aggregate of 10,000,000 Units by certain of our Anchor Investors, $4,000,000 of which was payable upon the closing of the IPO and $595,000 was payable upon closing of the Over-Allotment. Additionally, the underwriting agreement states that the Company will pay Citigroup Global Markets Inc. (“Citi”) a deferred discount of $0.35 per Unit sold in the Public Offering including pursuant to the Over-Allotment, or an aggregate of $11,541,250 upon the Company’s completion of an Initial Business Combination, which would be payable from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Professional Service Agreement

We reimburse our Sponsor for services provided by one of our Sponsor’s employees who serves as our Chief of Staff (“COS”). The COS receives $12,500 per month for services rendered, commencing September 25, 2021, through the closing of our Initial Business Combination. For the three and nine months ended September 30, 2022, we recorded $37,500 and $112,500, respectively, of compensation for services provided. As of September 30, 2022, there was $37,500 due to the COS.

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

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Transaction costs amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of founder shares, and $841,938 of other offering costs, with $23,439 included in the unaudited condensed statements of operations as an allocation for the over-allotment option, $24,538,134 included in temporary equity as an allocation for the Class A ordinary shares subject to redemption, and $2,096,740 included in additional paid-in capital as an allocation for the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A Ordinary Share sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an Initial Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity.

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

Related Party Redemption Waiver Agreement

In September 2021, we entered into a redemption waiver agreement with one of our Anchor Investors, Kingstown 1740, whereby Kingstown 1740 agreed to waive its redemption rights on 1,386,989 Class A ordinary shares it holds, and these Class A ordinary shares are classified as shareholders’ equity.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our unaudited condensed statements of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. Net loss per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the nine months ended September 30, 2022 and for the period from January 27, 2021 (Inception) to September 30, 2021, by the weighted average number of Class A ordinary shares outstanding since original issuance. We have not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,332,500 of our Class A ordinary shares in the calculation of diluted loss per share, since their exercise is contingent upon future events. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income or loss attributable to Class A ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A non-redeemable ordinary shares and Class B non-redeemable ordinary shares, which include the Founder Shares, do not have any redemption features and do not participate in the income or losses of the Trust Account. At September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

We evaluated the FPA under ASC 480 and ASC 815-40 to determine the appropriate accounting treatment. The FPA does not meet the criteria to be classified as a liability under ASC 480. In addition, there is no net cash settlement feature and settlement will be in gross physical delivery of Class A ordinary shares; therefore, the FPA should be classified as equity. However, as the issuance of Forward Purchase Shares is contingent on several factors, including the consummation of an Initial Business Combination, approval by the Kingstown investment committee, and our discretion, we will record the FPA when it becomes probable that the triggering events will occur. Until such time, due to the contingent nature of the FPA, we will disclose the contingency in the notes to our unaudited condensed financial statements.

Series A Purchase Agreement

In connection with the transactions contemplated by the Business Combination Agreement, the Company entered into the Series A Purchase Agreement with the Series A Investors. Pursuant to the Securities Purchase Agreement, the Series A Investors have agreed to purchase an aggregate of $26.0 million of Series A Preferred Stock and Preferred Investor Warrants in the Series A Investment. The Company will, upon the terms and subject to the conditions of the Series A Purchase Agreement, issue and sell to the Series A Investors (i) an aggregate of 26,000 shares of Series A Preferred Stock which will be convertible into shares of New Intuitive Machines Class A Common Stock at an initial conversion price determined by dividing the Stated Value (as defined in the Certificate of Designation) of such shares of Series A Preferred Stock by the conversion price of $12.00 per share, subject to adjustment, at the holder’s option and (ii) the Preferred Investor Warrants to purchase 541,667 shares of New Intuitive Machines Class A Common Stock at an initial exercise price of $15.00 per share, subject to adjustment in accordance with the terms of the Preferred Investor Warrants. The Series A Investment will be consummated following the Domestication but immediately prior to the Closing.

The Preferred Investor Warrants and Series A Preferred Stock each represent freestanding financial instruments. The Series A Preferred Stock will be classified in temporary equity pursuant to ASC 480-10-S99-3A. The Preferred Investor Warrants will be initially recorded at fair value, with the residual amount allocated to the Series A Preferred Stock.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act and determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2022, we had $19,442 in our operating bank account, and working capital deficiency $1,995,115. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are unable to raise additional funds to alleviate liquidity needs and complete an Initial Business Combination within 24 months from the closing of the IPO (by September 24, 2023), then we will cease all operations except for the purpose of liquidating. Our liquidity condition raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our Public Shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in September 2021 and have operated as a blank check company searching for a target business with which to consummate an Initial Business Combination and working to negotiate and consummate the Proposed Business Combination since such time (or approximately 14 months after the effective date of the registration statement for our Public Offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete the Proposed Business Combination or any other Initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $1,992,611 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, or September 21, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of the Proposed Business Combination, another Initial Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase after such liquidation.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

In February 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,187,500 Founder Shares. Subsequently on March 5, 2021, we effected a 1.2 to 1 share recapitalization with respect to our Class B ordinary shares, as a result of which our Sponsor held 8,625,000 Founder Shares. The number of Founder Shares outstanding was determined based on the expectation that the total size of our Public Offering would be a maximum of 34,500,000 Units if the underwriters’ over-allotment option was exercised in full and therefore that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. Up to 1,125,000 of these shares were subject to surrender for no consideration depending on the extent to which the underwriter’s over-allotment was exercised. On October 29, 2021, as a result of the partial exercise of the over-allotment option, our Sponsor forfeited 381,250 Founder Shares and the remaining Founder Shares are no longer subject to forfeiture. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

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

There has been no material change in the planned use of the proceeds from the Public Offering and the sale of the Private Placement Warrants as is described in the prospectus for the Public Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated as of September 16, 2022, by and between Inflection Point Acquisition Corp. and Intuitive Machines, LLC (incorporated by reference to Exhibit 2.1 of Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 16, 2022).
3.1	Form of Certificate of Designation relating to the 10.0% Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 16, 2022).
4.1	Form of Warrant to be issued to each Series A Investor (incorporated by reference to Exhibit 4.1 of Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 16, 2022).
10.1	Convertible Promissory Note, dated as of August 4, 2022, issued to Inflection Point Holdings LLC (incorporated by reference to Exhibit 10.1 Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on August 5, 2022)
10.2	Sponsor Support Agreement, dated September 16, 2022, by and among Inflection Point Holdings LLC, Inflection Point Acquisition Corp. and Intuitive Machines, LLC (incorporated by reference to Exhibit 10.1 of Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 16, 2022).
10.3	Member Voting and Support Agreement, dated as of September 16, 2022, by and among Inflection Point Acquisition Corp., Intuitive Machines, LLC, Kamal Ghaffarian, Stephen Altemus and Timothy Crain (incorporated by reference to Exhibit 10.2 of Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 16, 2022).
10.4	Common Stock Purchase Agreement, dated September 16, 2022, by and between Inflection Point Acquisition Corp. and CF Principal Investments LLC (incorporated by reference to Exhibit 10.3 of Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 16, 2022).
10.5	Registration Rights Agreement, dated September 16, 2022, by and between Inflection Point Acquisition Corp. and CF Principal Investments LLC (incorporated by reference to Exhibit 10.4 of Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 16, 2022).
10.6	Securities Purchase Agreement, dated as of September 16, 2022, by and among Inflection Point Acquisition Corp. and each of the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 of Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 16, 2022).
10.7	Non-Redemption Agreement, dated as of September 16, 2022, by and among Inflection Point Acquisition Corp., Kingstown 1740 Fund L.P. and Intuitive Machines, LLC (incorporated by reference to Exhibit 10.6 of Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 16, 2022).
10.8	Letter Agreement, dated September 21, 2022, by and between Inflection Point Acquisition Corp. and Erin Clift (incorporated by reference to Exhibit 10.1 of Inflection Point Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 21, 2022).
31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request. Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Co-Chief Executive Officer (Co-principal executive officer)

	By:	/s/ Guy Shanon
	Name:	Guy Shanon
	Title:	Co-Chief Executive Officer (Co-principal executive officer)

	By:	/s/ Brian Pitz
	Name:	Brian Pitz
	Title:	Chief Financial Officer (Principal financial officer and principal accounting officer)