Form 10-K
period 2022-12-31
Intuitive Machines, Inc.
filed 2023-03-31
CIK 1844452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-40823

Intuitive Machines, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-5056189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Bay Area Blvd Houston, TX	77058
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 520-3703

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	LUNR	The Nasdaq Stock Market LLC (The Nasdaq Global Market)
Warrants to purchase one share of Class A Common Stock, each at an exercise price of $11.50 per share	LUNRW	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of Inflection Point Acquisition Corp. (“IPAX”), predecessor of the registrant, on June 30, 2022, based on the closing price of $9.69 for shares of IPAX’s Class A ordinary shares, was approximately $319,527,750. As of June 30, 2022, the registrant’s Class A common stock was not publicly traded.

As of March 29, 2023, there were 84,172,557 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

BASIS OF PRESENTATION

Intuitive Machines, Inc. (“Intuitive Machines”) (formerly known as Inflection Point Acquisition Corp. or “IPAX”) was a blank check company originally incorporated on January 27, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On September 24, 2021, IPAX consummated an initial public offering, after which its securities began trading on the Nasdaq Stock Market LLC (“Nasdaq”). On September 16, 2022, IPAX entered into that certain Business Combination Agreement (the “Business Combination Agreement”) by and between IPAX and Intuitive Machines, LLC, a Delaware limited liability company (formerly, a Texas limited liability company) (“Intuitive Machines OpCo” or “Legacy Intuitive Machines”).

On February 13, 2023 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”) and related transactions (the “Transactions”) contemplated by the Business Combination Agreement, following which IPAX was renamed “Intuitive Machines, Inc.” On February 14, 2023, our shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) began trading on Nasdaq under the symbols, “LUNR” and “LUNRW,” respectively.

As a result of the Transactions, we are a holding company, all of whose assets are held directly by, and all of whose operations are conducted through, Intuitive Machines OpCo and whose only direct asset consists of equity ownership of Intuitive Machines OpCo. As the managing member of Intuitive Machines OpCo, we have all management powers over, and full control of, the business of Intuitive Machines OpCo, including the power to take all action we deem necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of Intuitive Machines OpCo set forth in its operating agreement (the “A&R Operating Agreement”), except with respect to actions that require the approval of the members of Intuitive Machines OpCo or as otherwise provided in the A&R Operating Agreement.

Unless otherwise indicated, the historical financial information included in this Annual Report on Form 10-K (the “Annual Report”), including the audited financial statements and the notes thereto in Part II. Item 8 and the information in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are that of IPAX prior to the consummation of the Transactions. The audited consolidated financial statements of Intuitive Machines OpCo will be included in Amendment No. 2 to the Company’s Current Report on Form 8-K, which is anticipated to be filed with the Securities and Exchange Commission (the “SEC”) on or about March 30, 2023.

The Business Combination will be accounted for as a common control transaction, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, IPAX will be treated as the “acquired” company for financial reporting purposes. Under the guidance in Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations for transactions between entities under common control, the assets, liabilities, and noncontrolling interests of Intuitive Machines OpCo and IPAX are recognized at their carrying amounts on the date of the Business Combination. Intuitive Machines OpCo has been determined to be the predecessor to the combined entity. Accordingly, in future reporting periods, our financial statements will be prepared on a consolidated basis with the financial statements of Intuitive Machines OpCo beginning on the Closing Date and will represent a continuation of the financial statements of Intuitive Machines OpCo.

Unless otherwise noted or the context otherwise requires, references to the “Company,” “Intuitive Machines,” “Intuitive Machines, Inc.,” “we,” “us,” or “our” refer to the business of Intuitive Machines OpCo, which became the business of Intuitive Machines, Inc. and its subsidiaries following the consummation of the Transactions.

References to a year refer to our fiscal years ended on December 31 of the specified year.

Certain monetary amounts, percentages and other figures included herein have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

MARKET AND INDUSTRY DATA

This Annual Report includes estimates regarding market and industry data and forecasts, which are based on our own estimates utilizing our management’s knowledge of and experience in, as well as information obtained from our subscribers, trade and business organizations, and other contacts in the market sectors in which we compete, and from statistical information obtained from publicly available information, industry publications and surveys, reports from government agencies, and reports by market research firms. We confirm that, where such information is reproduced herein, such information has been accurately reproduced and that, so far as we are aware and are able to ascertain from information published by publicly available sources and other publications, no facts have been omitted that would render the reproduced information inaccurate or misleading. Industry publications, reports, and other published data generally state that the information contained therein has been obtained from sources believed to be reliable, but we cannot assure you that the information contained in these reports, and therefore the information contained in this Annual Report that is derived therefrom, is accurate or complete. Our estimates of our market position may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties. As a result, although we believe our sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. This includes, without limitation, statements regarding our vision and business strategy, including the plans and objectives of management for our future operations; our market opportunities, our future revenue opportunities; and our future performance and financial condition Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Annual Report, including, but not limited to:

●	our ability to adequately market our products and services, and to develop additional products and product offerings;

●	our ability to manage our growth effectively, including through acquisitions;

●	failure to maintain and protect our reputation for trustworthiness and independence;

●	our ability to attract, develop, and retain capable management, editors, and other key personnel;

●	our ability to grow market share in our existing markets or any new markets we may enter;

●	adverse or weakened conditions in the financial sector, global financial markets, and global economy;

●	our ability to respond to and adapt to changes in technology and consumer behavior;

●	failure to successfully identify and integrate acquisitions, or dispose of assets and businesses;

●	our public securities’ potential liquidity and trading;

●	our ability to raise financing in the future and to comply with restrictive covenants related to long-term indebtedness;

●	our ability to maintain an effective system of internal control over financial reporting, and to address and remediate existing material weaknesses in our internal control over financial reporting;

●	our ability to maintain and protect our intellectual property; and

●	other factors detailed under the section “Summary of Risk Factors” and Part I. Item 1A. “Risk Factors” in this Annual Report.

These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in this Annual Report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our common stock or warrants and result in a loss of all or a portion of your investment:

●	Our ability to be successful depends upon the efforts of our Board of Directors (our “Board”) and our key personnel and the loss of such persons could negatively impact the operations and profitability of our business.

●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations, and financial condition could be harmed.

●	Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

●	Unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities could have a material adverse effect on our business, financial condition and results of operation.

●	The market for commercial spaceflight has not been established with precision. It is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

●	We may experience a total loss of our technology and products and our customers’ payloads if there is an accident on launch or during the journey into space, and any insurance we have may not be adequate to cover our loss. Also, due to the inherent risks associated with commercial spaceflight, there is the possibility that any accident or catastrophe could lead to the loss of human life or a medical emergency.

●	We rely on a limited number of suppliers for certain materials and supplied components. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms.

●	Our business is substantially dependent on contracts entered into with customers in the ordinary course of business. As such, we are subject to counterparty risk. If a counterparty to one of our contracts were to default or otherwise fail to perform or be delayed in its performance on any of its contractual obligations to us, such default, failure to perform or delay could have a material adverse effect on our business, financial condition and results of operations.

●	Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.

●	We are subject to stringent U.S. export and import control laws and regulations and U.S. economic sanctions and trade control laws and regulations.

●	We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.

●	Our actual operating results may differ significantly from our guidance.

●	Our financial results may vary significantly from quarter to quarter.

●	Our principal asset is our interest in Intuitive Machines OpCo, and, accordingly, we will depend on distributions from Intuitive Machines OpCo to pay our taxes and expenses, including payments under the Tax Receivable Agreement (as defined in Part I. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report), and to pay dividends. Intuitive Machines OpCo’s ability to make such distributions may be subject to various limitations and restrictions.

●	We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.

PART I

Item 1. Business.

Overview

The following discussion reflects the business of Intuitive Machines, as currently embodied by Intuitive Machines.

Our Vision: A diversified space company initially focused on establishing the lunar infrastructure and basis for commerce to inform and sustain human presence off Earth.

Right Now: Servicing the National Aeronautics and Space Administration (“NASA”) and a worldwide set of commercial payload customers, working to provide access to the lunar surface, cislunar space and data transmission for science, technology, and infrastructure.

Tomorrow: Working to provide a thriving, diverse lunar economy, creating new opportunities and markets to enable on-orbit applications, a permanent presence on the Moon, and expand the commercial space exploration marketplace.

We are working to provide access to the lunar surface and collect and transmit cislunar data for science, technology, and infrastructure purposes. As of December 31, 2022, we are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position with a first mover advantage, as evidenced by three Commercial Lunar Payload Services (“CLPS”) awards to date, more than any of our competitors as of December 31, 2022. Intuitive Machine’s Nova-C lander is intended to become the first U.S. vehicle to softly land on the lunar surface since 1972. The lander is capable of carrying up to 130 kilograms of cargo and is designed to execute numerous experiments and technology demonstrations to the lunar surface in 2023. Our goal is for these missions to be followed up by IM-2, which is intended to become the first object to land at the South Pole of the Moon in human history, and IM-3, our third CLPS award which will land at Reiner Gamma. These missions, along with additional expeditions, are in partnership with NASA, Nokia Corporation, SpaceFlight Inc., Columbia Sportswear Company, Aegis Aerospace, Inc. and other commercial players.

We offer our customers the flexibility needed to pioneer a thriving and diverse lunar economy designed to enable a permanent presence in lunar orbit and on the lunar surface.

Our Industry

We believe the commercial lunar economy is poised for growth given a number of key factors, including reduced barriers to entry in space, rising geopolitical tensions, and growing demand and program funding from the U.S. government.

Reduced Barriers to Entry: The barriers to entry of the lunar economy have diminished significantly over the past decade. In particular, the costs of launch and lunar exploration have decreased meaningfully since the Apollo missions of the 1960s and early 1970s. NASA currently estimates that the upcoming Artemis I mission will cost approximately $28 billion to fund. Further, public-private partnerships, such as NASA’s commercial lunar payload contract program, are helping private companies pursue innovation and make lunar exploration more affordable than in past decades.

Rising Geopolitical Tensions: Additionally, there is geopolitical and policy alignment with the return to the Moon. As described in the 2022 Defense Intelligence Agency report titled Challenges to Security in Space, “China and Russia value superiority in space. As a result, we expect them to seek ways to strengthen their space and counterspace programs, and determine ways to better integrate them into their respective militaries.” Specifically, the Chinese Lunar Exploration Program is already well underway. In 2020, Chang’e 5 successfully returned samples from the Moon. Over the next five years, three more Chang’e 5 missions are planned with the aim of generating products using lunar materials, a practice called in-situ resource utilization. The success of China and the values placed on superiority in space by other countries, such as Russia, has ignited a 21st-century space race that is well underway.

Market Push: As a result of the aforementioned factors, government funding for lunar missions has significantly grown as evidenced by the Artemis program. The Artemis program is a bipartisan initiative to return humans to the Moon and eventually achieve human exploration of Mars. Unlike the Apollo program, the Artemis program is relying heavily upon partnership with the private sector in order to accomplish its goals in the most cost-effective manner. Total NASA spending on the Artemis program is expected to reach $93 billion by 2025, according to a recent audit by the NASA Office of Inspector General. The program aims to conduct its first human landing in 2025 and achieve a sustainable human presence on the Moon with a powered habitable base camp by the late 2020s. The $2.6 billion CLPS program that we lead was created to deliver scientific instruments to the Moon to gather data in preparation for the human landing and eventually to deliver support equipment for human presence. Beyond Artemis and CLPS, the Lunar Gateway and Tipping Point contracts (with an approximately value of over $1.0 billion) are incremental evidence of the significant traction in the lunar market. Lunar Gateway is a series of three elements that will create a space station in lunar orbit scheduled to launch in 2024. Tipping Point is a NASA program that seeks industry-developed space technologies that can foster the development of commercial space capabilities and benefit future NASA missions.

Our Opportunity

We believe we are well-positioned to help ignite the cislunar economy by reducing cost of access while providing reliable missions on a defined schedule. We intend to accomplish this goal by integrating proven commercial technologies where they exist and solving the hardest problems in a vertically integrated manner. We believe we have already demonstrated success in this approach with our propulsion and Guidance, Navigation and Control (“GN&C”) systems, both of which were designed and are produced in-house. We believe that space is the next economic frontier and the increased demand from governments, intelligence agencies, commercial industries, and private individuals has created multiple avenues for long-term growth. We are strongly positioned to exploit this growing market and become a leader with its proprietary technology and active backlog of customers.

The end markets that Intuitive Machines addresses represent over $175.0 billion in annual spending and include Space Exploration (estimated NASA spending of $25.0 billion in 2022), National Security Space (estimated Space Force, SDA and MDA spending of $30.0 billion in 2022) and Commercial Satellite Services (estimated spending of $123.0 billion in 2022). Within these markets, Lunar Services and Earth Orbital Services are the primary addressable markets for Intuitive Machines and each represent a more than $100.0 billion opportunity over the next decade.

Lunar Services (estimated market size to be approximately $105.0 billion from 2021-2030): We expect crewed missions, infrastructure, transportation, robotics, communication, and science and technology as significant market drivers. Through our Lunar Access Services and Lunar Data Services business units, we believe we are well positioned to be able to grow our business through our lunar landers and market leading capabilities.

Orbital Services (estimated market size to be approximately $14.0 billion from 2022-2031): We believe there are broad opportunities within the orbital services market segment, including life extension, robotics, salvage, Space Situational Awareness (SSA), de-orbiting, and relocation. Our Orbital Services business unit is being built to promote ancillary services, including satellite servicing and refueling, space station servicing, satellite repositioning, and orbital debris removal. We believe that deploying and supporting satellites in certain unique Earth orbits will allow us to optimize this market.

Our Business Units, Products and Services

We are a premier provider and supplier of space products and services that we believe will enable sustained robotic and human exploration to the Moon, Mars, and beyond. Our core technologies underpin our capabilities in four business units: Lunar Access Services, Orbital Services, Lunar Data Services and Space Products and Infrastructure.

We expect to achieve leading time to market across these business lines driven by our short design to manufacture process, enabled through vertical integration and rapidly iterative testing. This has been demonstrated with our GN&C and propulsion systems, which have passed multiple validation tests in preparation for our first lunar mission as well as our operational lunar data network. These technologies can be leveraged to capture orbital services and we expect successful lunar landings will demonstrate our capability as an agile space company, supporting our continued expansion into Space Products and Infrastructure.

Lunar Access Services

We intend to utilize our proprietarily developed lunar lander vehicles to service CLPS contracts to fly NASA scientific equipment and commercial cargo to the lunar surface and support experiments.

Our Nova-C lander flying on IM-1 is designed to be the first U.S. vehicle to softly land on the lunar surface since 1972. Powered by our VR900 engine, and replete with innovative avionics for advanced guidance, navigation and control, IM-1 is capable of carrying up to 130 kilograms of cargo, and is intended to ferry numerous experiments to the lunar surface in 2023. IM-2 is intended to succeed IM-1 as our second flight, as we attempt to make it the first object in human history to land at the South Pole of the Moon and deploy the Moon’s first drill to test for water ice, while also deploying our micro-Nova “hopper” — a drone to test the Nokia LTE network in space. The workhorse of the Nova-C lander is the VR900 LOX/Methane engine, which is a fully additively manufactured (3D printed) rocket engine, which we designed and manufacture in-house. Building off the solid framework of our Nova-C lander systems and structures, we have designed a scalable path for the development and construction of additional vehicles. Nova-D, thanks to its two VR900 engines and stretched tanks, will have a projected payload capacity of 500-750 kilograms and has completed System Definition Review (SDR). Our largest lander, the Nova-M, will rely on its two VR3500 engines to carry approximately 5,000-7,500 kilograms of payload to the lunar surface. Nova-M is a future development effort. These options are designed to afford flexibility for our customers as we pioneer a thriving, diverse lunar economy and enable a permanent presence on the Moon. Importantly, they are also all based on the same LOX/Methane engine, which is designed and manufactured in-house.

We also offer lunar surface mobility through the µNova. The µNova is a small robotic, deployable spacecraft that is designed to provide a novel type of mobility to reach extreme lunar environments, such as pits and craters. Acting as a payload on a lander like the Nova-C, µNova deploys once on the lunar surface and uses its own propulsion system to autonomously fly, or “hop,” between locations of interest. Capable of traveling up to 25 kilometers from its host lander with a payload of 5 kilograms, µNova enables a number of mission types, including regional surveys, prospecting of multiple dispersed sites, and accessing hard-to-reach locations like permanently shadowed regions, lunar pits, and craters. The technology is also designed to be scalable to provide similar access for larger payloads over a longer distance. The first µNova is intended to fly to the Moon on IM-2 and perform a demonstration mission at the lunar South Pole for the NASA Tipping Point program.

As of December 31, 2022, the contracted value of our Lunar Access Services business unit includes $289.0 million of NASA CLPS and Tipping Point contracts and $56.8 million of commercial payloads contracted on IM-1, IM-2, and IM-3. In addition, as of December 31, 2022, we have $1.6 million in commercial sponsorships and content sales, which provides us with another source of revenue outside of our core operations. Our three lunar missions are contracted to fly on SpaceX’s Falcon 9. This mission profile primes the market to expect an annual cadence of lunar access missions so customers can begin to prepare their payloads and business cases now for future missions.

Revenue streams from lunar access are expected to include a lunar rocket-fueled drone (µNova), lunar surface rover services, fixed lunar surface services, lunar orbit delivery services, rideshare delivery services to lunar orbit, and content sales and marketing sponsorships.

Orbital Services

We will be operating missions and are currently developing technologies that are designed to enable services including satellite delivery and rideshare, satellite servicing and refueling, space station servicing, satellite repositioning, and orbital debris removal. Our Orbital Services segment is designed to mainly support satellites and stations in Earth and lunar orbits.

Our Orbital Services consists of leveraging our technologies and government funds to establish a foothold in capturing the growing orbital services market. The technologies we are working to leverage include mechanism and robotics capabilities, propulsion, Nova-C optical navigation, and rendezvous and proximity operations, and satellite capture.

We have made significant progress to date in orbital services through four major milestones. First, we on-boarded a satellite services team in order to add a world-class mechanisms/robotics team onto our Rendezvous Proximity Operations and Capture (“RPOC”). We also signed a $6.0 million Commercial RPOC contract with Axiom Space. Third, we have actively engaged in policy development for Active Debris Removal Funding and license two NASA Active Debris Removal patents pursuant to the In-License Agreement. Lastly, we have three rideshare contracts across IM-2 and IM-3 collectively worth $18.45 million, with several others in discussion.

We are also pursuing two main strategic pursuits. We are pursuing a $720.0 million prime engineering contract to lead the NASA Landsat Servicing mission as well as a pursuit to work with National Security Space in order to leverage domain expertise for demonstrations of orbital servicing, debris removal, rideshares, and Space Domain Awareness.

Lunar Data Services

We intend to leverage our six strategically positioned ground stations across Earth to offer continuous lunar coverage, facilitating secure lunar communications, navigation, and imagery. Providing Lunar Data Services is designed to allow us to provide lunar network services to NASA, the U.S. Space Force and commercial clients, which we believe will be an increasingly important priority given China’s recent declaration that they intend to build their own lunar satellite network.

We believe that we are one of the few companies capable of providing a commercial lunar communication network as an alternative to NASA’s aging and overtasked Deep Space Network (DSN) assets, which we believe will allow connectivity with the far side of the Moon and support robotic and human missions to the South Pole of the Moon. We are designing and building the required critical infrastructure and have existing agreements with global ground stations to provide coverage of the Moon. We believe that our Lunar Data Services offering is made up of a validated and complete lunar communications solution. Our network consists of our Nova Control Lunar Operations Center, our global collection of dishes called the Lunar Telemetry, Tracking and Communications Network (“LTN”), and the Cislunar Relay Constellation (Khon Satellites comprising our Khonstellation). Our network is secured by IronNet cybersecurity. In addition to our own LTN, we have our own control center located at our headquarters in Houston, Texas. Built from the ground up by our highly experienced team, Nova Control enables collaboration, innovation and seamless operations, in this 24-hour facility that was designed to provide tracking, telemetry and communications support for cislunar space and the surface of the Moon.

Our lunar network can provide line of sight communication, and will provide lunar South Pole and far-side coverage, lunar positioning services (GPS for the Moon), data relay, and data storage/caching.

Space Products and Infrastructure

This segment includes propulsion systems, navigation systems, engineering services contracts, lunar mobility vehicles (rovers and drones), power infrastructure (Fission Surface Power), and human habitation systems.

With extensive manufacturing capabilities, an in-house composites shop, and robust machine shop, we are able to find solutions for the prototyping or production challenges our customers face. Intuitive Machines’ manufacturing facility currently houses two EOS M290 manufacturing machines capable of creating manufactured parts in several characterized materials, including Inconel (IN625) and Titanium (Ti64). Our facility also houses the IM 3D design studio and post processing facilities that enhance development of in-house, manufactured parts. With these capabilities, we are positioning ourselves to rapidly manufacture on-demand prototypes, development parts, flight units and spares with a focus on producing small series and high-quality serial productions of metal manufactured components.

We also have rich experience and unique capabilities with engines, ignitors, controllers, encoders, gimbals, and diverse test facilities that allow us to rapidly develop propulsion systems. In a recent example, in February 2020, we successfully test-fired our VR3500 Moon lander engine for over 600 seconds, breaking the continuous test duration record on Marshall Space Flight Center’s Test Stand 115 — within four months from contract award. Our LOX/Methane engines are unique for in-space propulsion, in that they have demonstrated safety in handling and testing here on the ground, as well as reliable performance in space, and will enable our vehicles to fly more direct trajectories to the Moon. This is important because higher performance allows us to transit the Van Allen belt once compared to lower thrust systems which require several transits, which greatly reduces the risk of damage to our vehicle avionics due to high energy particles (radiation). The workhorse of our engine fleet is the 900lbf thrust class VR900. This engine has undergone hundreds of hours of testing and design, and will be used in our Nova-C lander as it returns the United States to the lunar surface. We also have engineered the VR3500 Engine. The VR3500 development and testing was performed on contract for Boeing’s Human Landing System (HLS) NextSTEP-2 in support of NASA’s Artemis program to return humans to the lunar surface. Our team designed, developed, built, and tested the engine within four months of contract award. This is an example of how our team combines innovation and experience to rapidly deliver results.

Our broad experience in automated systems includes avionics, communications, navigation, guidance and control systems, rendezvous and proximity operations, synthetic perception technology and human-machine interfaces. Specifically, our team brings extensive experience from NASA’s Morpheus and ALHAT (Autonomous Landing and Hazard Avoidance Technology) projects and the efforts of the Precision Landing and Hazard Avoidance (“PLHA”) community. We helped validate the Natural Feature Tracking (NFT) system for the OSIRIS-REx mission, which enabled precision landing on the asteroid Bennu. We have developed a PLHA system with Terrain Relative Navigation (TRN) using optical and laser measurements for precise and safe landing on a celestial body. We continue to mature our PLHA technology with the support of a nationwide academic network for incorporation into our Nova-C missions to the lunar surface in 2023.

We employ some of the industry’s most advanced software tools and processes to rapidly evolve and meet the complex and dynamic demands of our customers, and to build robust software solutions to ensure mission success. Concepts such as Agile software development, DevOps, and Digital Twins allows us to efficiently adapt our software to what is needed. From Low Earth Orbit to the lunar surface, we are capable of delivering complete mission solutions.

Our Customers and Partners

We are an integral partner to our customers and partners. We execute on our commitments and develop solutions for our customers’ toughest challenges. Our customers include, but are not limited to: NASA, Nokia Corporation, Columbia Sportswear Company, Aegis Aerospace, Inc., SpaceFlight Inc., KBR, Inc., Boeing Airplane & Transport Corporation, AstroForge and others. We execute on our commitments and develop solutions for our customers’ toughest challenges. We also have premiere partners in the industry including:

●	X-energy. X-energy is a nuclear reactor and fuel design engineering company, developing Generation IV high-temperature gas cooled nuclear reactors and TRISO-X fuel to power them. We have partnered with them in a joint venture in the pursuit of nuclear space propulsion and surface power systems in support of future exploration goals, and have received one of three awards from NASA to design a 40kW fission surface power system for the lunar surface. Intuitive Machines and X-energy are currently executing the fission surface power design contract through a joint venture called IX, LLC. Dr. Kamal Ghaffarian, our co-founder and executive chairman, is a co-founder and current member of management of X-energy.

●	Axiom Space. We partnered with Axiom Space to provide guidance, navigation and control, including rendezvous and proximity operations expertise for their space station. We are also partnered to support their development of the next generation spacesuit under the xEVAS program. Axiom Space is also our customer. Dr. Kamal Ghaffarian, our co-founder and executive chairman, is a co-founder and current member of management of Axiom Space.

●	NASA. Intuitive Machines is partnered with NASA and services NASA through three missions to date under their CLPS contract program. We work to provide NASA with access to the lunar surface as well as cislunar data for science, technology, and infrastructure. The IM-2 mission is also contracted by NASA and will be the first spacecraft to drill for lunar ice. The mission will also be a part of NASA’s Tipping Point with the µNova Hopper.

●	KBR. KBR, Inc. (“KBR”) is a U.S.-based science, technology and engineering firm. In the ordinary course of business, we regularly provide engineering services to KBR. KBR also owns a 10% interest in Space Network Solutions (“SNS”), one of our operating subsidiaries. The SNS joint venture is pursuing the OMES contract to conduct servicing of NASA’s LandSat-7.

●	Jacobs. Jacobs Engineering Group Inc. (“Jacobs”) is a U.S.-based technical, engineering and science firm that provides services for a broad range of clients globally including companies, organizations, and government agencies. We have partnered with Jacobs under a teaming agreement and subcontract for NASA’s JSC Engineering, Technology, and Science program (“JETS Program”).

Our Competitive Position

We believe we are well positioned to become a leading player in a fast growing market. Our competitive strengths include:

●	First Mover Advantage: We are a first mover in a new category with an untapped addressable market of $119 billion, according to Northern Sky Research’s 2022 Moon Markets and Earth Orbital Services Market Analysis reports. Intuitive Machines is a nine-year-old lunar services company and is in the leading position in NASA’s return to the Moon with over $86.6 million in 2022 fiscal year revenues. We believe we are also a first mover in lunar transport and communications systems. We also believe that we have an established, highly defensible, and scalable technology position providing lunar transport, landing, and data relay services.

●	Contracting TAM Well Beyond NASA: The accessible total addressable market for Intuitive Machines is approximately $120.0 billion over the next decade. Our total addressable market includes Department of Defense and Space Force spending, along with spending by the U.S. intelligence community, which have prioritized the Moon via strong bipartisan support, especially given recent geopolitical developments and the race to space from Russia and China. Intuitive Machines’ total addressable market is underpinned by large end markets, including space exploration, national security space, and commercial satellite services.

●	Differentiated Technology Offering: We have innovated key technology and lunar features and capabilities, including: LOX and Methane Propulsion, Optical NAV System, Lunar Communications, RE-Entry and Landing, RPO and Capture and Extreme Surface Mobility.

●	High Quality Business Model: We have significant intellectual property assets and high return on invested capital at scale with a durable growth trajectory and margin expansion in a non-cyclical sector. We are growing rapidly from $8 million in revenue in 2018 to $86.6 million in revenue in 2022, and with approximately $142.1 million in 2023 revenues already contracted, with the expectation and belief that we will continue to secure sizeable near-term awards in the near future. Our revenue is expected to transition from government contracts to commercial services sales through successful missions showcasing capabilities as the cislunar economy develops and as we mature as a company.

●	World-class Management Team: Our management team possesses a valuable combination of experience and vision. In addition to their technical knowledge, our team has extensive experience operating and leading companies and a strong track-record of building market making businesses.

Our Growth Strategy

We are pursuing the following growth strategies:

Continuing to build on first mover advantage in lunar transport: We are a company of firsts. Our first mission is IM-1, which is intended to be the first commercial lander on the Moon and the first U.S. lander on the Moon since the Apollo 17 mission in 1972. Our second mission for IM-2 is also being designed to achieve a multitude of firsts: first lander on the lunar south pole, first to drill for water ice on the Moon, first to develop and operate a lunar hopper in history, and first to deploy a data relay satellite in lunar orbit. Some of our other firsts from missions and accomplishments include: first to work with a commercial partner to deliver lunar payloads, first to establish a commercial lunar and deep space communications network, and first to partner with JSC Astro-Materials Curations Office to certify lunar material. We also intend to continue to build on our first mover advantage gained through these accomplishments and leverage them into positions on new contracts in the future.

Building out capabilities and pursuing opportunities in adjacent lunar markets: We intend to scale and expand our existing capabilities in order to provide a complete suite of lunar economy services. This offering is designed to include products and services critical to Commercial Landers, Lunar Data Services, Crewed Lunar Missions, Lunar Transportation Services, Lunar Power Services, and Lunar Habitats.

Pursuing orbital services opportunities: We intend to leverage our technologies and government funds to establish a foothold in the orbital services market. Some of our key technologies, such as robotics, Nova-C optical navigation and RPOC, and satellite capture, have enabled key progress towards this aim to date. This progress includes a commercial space station contract in-hand with Axiom Space, rideshare contracts in hand for IM-2, and two licensed NASA active debris removal patents. Going forward, we intend to pursue the $720.0 million Prime Engineering Contract to lead the NASA mission to service LandSat-7 as well as other national security-related contracts.

Leveraging capabilities in commercial lunar and satellite services market: We plan to leverage government contract success to build a commercial customer base and develop the industry partnerships required for our next phase of growth. Leveraging these government contracts as well as our differentiated capabilities will allow us to establish a foothold in the emerging satellite servicing market.

Our Competition

Competition in our addressable market is mainly divided between incumbents, such as Northrop Grumman and Lockheed Martin who pursue larger, more complex contracts such as manned lunar missions, and next generation players, including our competitors on the CLPS contract such as Astrobotic and Firefly Aerospace.

Our Operations

Sales: Our sales organization operates directly and via our extensive customer and partner network, which spans across North America, Europe, Asia, the Middle East, and Australia. Our partner network consists of our rideshare delivery providers, lunar surface mobility providers, payload providers, communication satellite provider, and ground segment providers.

The main responsibilities for our sales organization include ensuring contract renewals, maintaining relationships and expanding business with existing customers and partners, and acquiring new customers. We have deep expertise in capture efforts with the government customers, and have established processes to succeed with such customers. We leverage extensive existing relationships as well as our partner network and direct sales efforts to continue to win and grow business with commercial customers.

We work closely with our customers and partners to enable their success. Deeper adoption from our customers comes in many forms, including delivery of payloads to lunar orbit and the lunar surface, data and data relay services for users in the lunar vicinity, orbital services, lunar surface infrastructure, and space products and services.

Research and Development: Our research and development (“R&D”) team is integrated across our engineering organization to leverage the best engineers within each discipline and prevent stovepipes within our technology, yielding fully integrated systems that reduce time to market. Our R&D scope includes company rollover, acquisition, optimizing capital structure, and general corporate purposes. Our R&D team is also responsible for developing and innovating our proprietary technology platform.

We continue to invest in R&D, particularly as it relates to “survive the night” and our larger lander design to make our platform more accessible to a wider range of customers, as well as innovating our space technology to capture various types of data efficiently.

Marketing: Our marketing team utilizes a multi-channel approach to develop and increase our brand awareness, position and communicate the value of our differentiated offering, and develop engaging outbound demand-generation campaigns.

The team drives our overall market positioning and messaging across our key audiences and vertical markets, as well as provides strategic go-to-market assessments of use cases that emerge from new product capabilities and the market landscape. Our communications team works with targeted industry influencers and media outlets to drive interest through media channels, including blogs, social media, and video. This approach is important for our strategy to capture the entire market opportunity encompassing not only NASA and DoD, but also commercial aerospace and non-traditional customer segments engaged in partnership and content activity, who value brand activation from these engagements.

Supply Chain

Our ability to manufacture and operate our spacecraft is dependent upon sufficient availability of raw materials and supplied components including avionics, flight computers, radios and electrical power systems.

We obtain raw materials and components from suppliers that we believe to be reputable and reliable. We have established and follow internal quality control processes to source suppliers, considering quality, cost, delivery and lead-time. We instill responsibility for quality at the lead level to ensure our suppliers and internally built hardware meet the required quality standards. While we largely source raw materials and components from multiple sources, in some cases raw materials and components are sourced from a limited number of suppliers. In these situations, as we endeavor to diversify our supply chain, we manage this risk through using material requirements planning, including material forecasting and planning, safety stock, and bulk and advance buying with focused efforts on long-lead items.

Manufacturing, Assembly and Operations

We have an integrated manufacturing facility in Houston, TX and are constructing a state of the art, built to spec manufacturing and operations center on Spaceport Houston for occupancy in the third quarter of 2023. The current manufacturing capability supports R&D, rapid prototyping and flight level hardware in an integrated and disciplined manner applying the correct level of rigor to the appropriate process. We leverage a strong culture of personal accountability to ensure efficiency and world class results of operations within our operations group. We are ASC 9100 certified and adhere to the appropriate quality and process controls on a continuous basis. See “—Facilities” for further discussion of our new facilities under construction.

Human Capital

As of December 31, 2022, we had 163 employees throughout our operations. We value technical expertise, original thinking, adaptability, and a willingness to collaborate with our excellent team. While our original workforce is rooted in aerospace, we welcome new perspectives and technology expertise as we grow.

As of December 31, 2022, our team has over 25 years average aeronautics and design experience and over 100 years cumulative NASA experience. Additionally, over 60% of our employees have advanced degrees, which we define as degrees obtained beyond an undergraduate level.

Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademarks, trade secrets, copyrights, license agreements, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property. We enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information.

As of December 31, 2022, we license two U.S. patents from Aerospace Corporation. As of December 31, 2022, we hold one registered trademark in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to file patent applications with respect to our technology.

Material In-License Agreement: In July 2018, we entered into a Patent and Know-How License for Government Purpose Agreement with Aerospace Corporation to in-license, on a non-exclusive basis, two U.S. patents that are jointly held by Aerospace Corporation, NASA and the U.S. Air Force Research Laboratory (such agreement, the “In-License Agreement”). The patents licensed under the In-License Agreement are entitled “Method for Active Debris Removal Using a Spacecraft with a Capture Device” and “System, Apparatus, and Method for Active Debris Removal.” We license the patents for building and operating an active orbital debris removal system using a spacecraft with a capture device (the “Government Purpose”). Under the In-License Agreement, Aerospace Corporation shall receive copies of any products, data results of testing, observations, and/or evaluations derived from our use of the licensed patents and associated know-how and to any ancillary systems into which the licensed patents and associated know-how may be integrated for the Government Purpose. In addition, Aerospace Corporation, we and any other applicable licensees share the United States Patent and Trademark Office maintenance fees for each licensed patent. The approximate maintenance fee for each licensed patent was $1,600 for the first four licensing years starting from November 2018, $3,600 for the eighth licensing year, and $7,200 for the twelfth licensing year. The In-License Agreement remains in effect until the expiration date of the last patent to expire or the completion of the Government Purpose, whichever occurs first. The estimated expiration date of the licensed patents are October 12, 2032 and April 6, 2033, respectively. Either party may terminate the In-License Agreement at any time without cause upon 30 days’ written notice to the other party.

Regulatory

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur or will incur costs to monitor and take actions to comply with governmental regulations that are or will be applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, export and import control, economic sanctions and trade embargo laws and restrictions and regulations of the U.S. Department of Transportation, the Federal Aviation Administration (the “FAA”), the Federal Communications Commission (the “FCC”) and other government agencies in the United States.

Further, our business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Trade in Arms Regulations (“ITAR”) administered by the U.S. Department of State and EAR. See Part I. Item 1A. “Risk Factors — Risks Relating to Our Business” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations.

Available Information

Our website address is www.intuitivemachines.com. The contents of, or information accessible through, our website are not incorporated by reference herein and are not a part of this Annual Report. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website under the “Investors” section as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

We may use our website as a distribution channel of material information about us. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors section of our website at www.investors.intuitivemachines.com.

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Risks Related to Our Business and Industry

Our ability to be successful depends upon the efforts of our Board and key personnel and the loss of such persons could negatively impact the operations and profitability of our business.

Our ability to be successful will be dependent upon the efforts of our Board and key personnel. We cannot assure you that our Board and key personnel will be effective or successful or remain with us. In addition to the other challenges they will face, such individuals may be unfamiliar with the requirements of operating a public company, which could cause our management to expend time and resources becoming familiar with such requirements.

Further, uncertainty about the effect of the Transactions on our business, employees, customers, third parties with whom we have relationships, and other third parties, including regulators, may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel. The departure of key employees because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us could have a negative effect on our business, financial condition or results of operations.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have a limited operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. While our business has grown rapidly, and much of that growth has occurred in recent periods, the markets for launch services, space systems, spacecraft components and space data applications may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations, and financial condition could be harmed.

In order to achieve the substantial future revenue growth we have projected, we must develop and market new products and services. We intend to expand our operations significantly. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will include:

●	hiring and training new personnel;

●	developing new technologies;

●	controlling expenses and investments in anticipation of expanded operations;

●	upgrading the existing operational management and financial reporting systems and team to comply with requirements as a public company; and

●	implementing and enhancing administrative infrastructure, systems and processes.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, and manufacturing functions. These efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for the manufacture of our space vehicles and related equipment.

Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to produce our space vehicles and related equipment, and delays in production. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.

Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including lower and mid-tier federal contractors with specialized capabilities and the federal government. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share putting more downward pressure on prices and offering a more robust portfolio of products and services. We are subject to competition based upon product design, performance, pricing, quality, and services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing.

In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with aerospace technology development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.

We believe our ability to compete successfully in designing, engineering and manufacturing our products and services at significantly reduced cost to customers does and will depend on a number of factors, which may change in the future due to increased competition, our ability to meet our customers’ needs and the frequency and availability of our offerings. If we are unable to compete successfully, our business, financial condition and results of operations would be adversely affected.

A pandemic outbreak of a novel strain of coronavirus, also known as COVID-19, has disrupted and may continue to adversely affect our business operations and our financial results.

The global spread of COVID-19 has disrupted certain aspects of our operations and may adversely impact our business operations and financial results, including our ability to execute on our business strategy and goals. Specifically, the continued spread of COVID-19 and related precautionary measures have resulted in delays or disruptions in our supply chain; delays in the launch or execution of certain of our customers’ projects; and a decrease of our operational efficiency in the development of our systems, products, technologies and services. We continue to take measures within our facilities to ensure the health and safety of our employees, which include the creation of a task force to implement COVID-19 protocols in compliance with federal, state and local recommendations, encouraging masking and vaccination, rearranging facilities and work schedules to follow social distancing protocols and undertaking regular and thorough disinfecting of surfaces and tools. However, there can be no assurance that these measures will prevent disruptions due to COVID-19 within our workforce. These measures have also resulted in the reduction of operational efficiency within our impacted workforce, and we expect they will continue to do so.

The pandemic has also resulted in, and may continue to result in, significant disruption and volatility of global financial markets. This disruption and volatility may adversely impact our ability to access capital, which could in the future negatively affect our liquidity and capital resources. Given the rapid and evolving nature of the impact of the virus, responsive measures taken by governmental authorities and the continued uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our operations, particularly if these impacts persist or worsen over an extended period of time. To the extent COVID-19 adversely affects our business operations and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities could have a material adverse effect on our business, financial condition and results of operation.

We manufacture and operate highly sophisticated spaceflight systems that depend on complex technology. We also work cooperatively with our suppliers, subcontractors, venture partners and other parties (collectively, “Third Parties”). Failures and disruptions or compromises to our or our Third Parties’ systems may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, bugs or vulnerabilities, physical or electronic break-ins, human error, intentional conduct, targeted cyberattacks, or similar events or incidents. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our spaceflight systems meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, pilot error, failure of Third Party safeguards, natural disasters, cyber-attacks, or other intentional acts, that could result in potential safety risks. There can be no assurance that our preparations, or those of Third Parties, will be able to prevent any such incidents.

Any actual or perceived safety issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues with our spaceflight systems, facilities, or customer safety could result in delaying or cancelling planned flights, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or medical complications could have a material adverse effect on our business, financial condition and results of operation.

If any of our systems, the systems of any critical Third Parties upon which we rely or our customers’ systems are, or appear to be, breached or if unauthorized processing of customer or Third-Party data is otherwise performed, public perception of our products services may be harmed, and we may lose business and incur losses or liabilities.

Threat actors (such as ransomware groups) are becoming increasingly sophisticated and using tools and techniques that are designed to circumvent security controls, to evade detection and to remove or obfuscate forensic evidence. Our and our Third Parties’ technology systems and networks may be damaged, disrupted, or compromised by malicious events, such as cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our Third Parties may be unable to anticipate these techniques or implement adequate preventative measures. While we have implemented what we believe is an appropriate information security program with cybersecurity procedures, practices, and controls, the control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with Third Parties that we rely on are beyond our control and we cannot guarantee that our or our Third Parties’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of Third Parties that support us and our products and services. In addition, our defensive measures, including back-up systems and disaster recovery plans, or those of our critical Third Parties, may fail to timely or effectively anticipate, detect, prevent or allow us to recover from cyberattacks.

Our costs to adequately counter the risk of cyber-attacks and to comply with contractual and/or regulatory compliance requirements may increase significantly in the future. If there is a security vulnerability, error, or other bug in one of ours or our critical Third-Party systems or if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. Because we do not maintain cybersecurity insurance, these costs will come directly from us and this could harm our financial condition.

The market for commercial spaceflight has not been established with precision. It is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

The market for commercial spaceflight has not been established with precision and is still emerging. Our estimates for the total addressable market for commercial spaceflight are based on a number of internal and third-party estimates, including our current backlog, the number of consumers, assumed flight cadence, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. The conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for commercial spaceflight, as well as the expected growth rate for the total addressable market for that experience, may prove to be incorrect.

We may experience delayed launches, launch failures, failure of our satellites or lunar landers to reach their planned orbital locations, significant increases in the costs related to launches of satellites and lunar landers, and insufficient capacity available from satellite and lunar lander launch providers. Any such issue could result in the loss of our satellites and lunar landers or cause significant delays in their deployment, which could harm our business, prospects, financial condition and results of operations.

Delays in launching satellites or landers are common and can result from manufacturing delays, unavailability of reliable launch opportunities with suppliers, launch supplier schedule delays, delays in obtaining required regulatory approvals, changes in landing coordinates, updates to mission specifications (including mission scope and objectives) and launch failures. If satellite or lander manufacturing schedules are not met, a launch opportunity may not be available at the time the satellites or landers are ready to be launched. We also share launches with other manufacturers who may cause launch delays that are outside of our control. In addition, launch vehicles or satellite deployment mechanisms may fail, which could result in the destruction of any satellites or landers we have in such launch vehicle or an inability for the satellites or landers to perform their intended mission. Launch failures also result in significant delays in the deployment of satellites or landers because of the need to manufacture replacement parts, which typically takes up to six months or longer, and to obtain another launch opportunity. We also regularly review intended landing coordinates in order to determine the optimal landing site for our landers in consultation with NASA, while also updating mission specifications such as the scope of missions and the mission objectives. As such, from time to time, we have made, and expect to continue to make, material modifications to our missions, each of which may, alone or in the aggregate, cause us to experience material delays. Further, it could be more costly, and potentially prohibitively more costly, for us to launch and deploy our satellites or landers in the future due to increases in the cost of launches, launch insurance rates and launch-related services. Any launch failure, underperformance, delay, or increase in the cost of satellite or lander launches or related services could have a material adverse effect on our results of operations, business prospects and financial condition.

Customer concentration creates risks for our business.

Over 80% of our revenues each year comes from a small number of customers. To the extent that any large customer fails to meet its purchase commitments, changes its ordering patterns or business strategy, or otherwise reduces its purchases or stops purchasing our products or services, or if we experience difficulty in meeting the demand by these customers for our products or services, our revenues and results of operations could be adversely affected.

We may experience a total loss of our technology and products and our customers’ payloads if there is an accident on launch or during the journey into space, and any insurance we have may not be adequate to cover our loss. Also, due to the inherent risks associated with commercial spaceflight, there is the possibility that any accident or catastrophe could lead to the loss of human life or a medical emergency.

Although there have been and will continue to be technological advances in spaceflight, it is still an inherently dangerous activity. Explosions and other accidents on launch or during the flight have occurred and will likely occur in the future. If such incident should occur, we will likely experience a total loss of our systems, products, technologies and services and our customers’ payloads. The total or partial loss of one or more of our products or customer payloads could have a material adverse effect on our results of operations and financial condition. For some missions, we can elect to buy launch insurance, which can reduce our monetary losses from the launch failure, but even in this case we will have losses associated with our inability to test our technology in space and delays with further technology development.

Further, commercial spaceflight is an inherently risky activity that can lead to accidents or catastrophes impacting human life. It is impossible to completely eliminate the potential for human error, and there is a possibility that other accidents may occur in the future as a result of human error or for a variety of other reasons, some of which may be out of our control. Any such accident could result in substantial losses to us, including reputational harm and legal liability, and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

The release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business could disrupt our operations and adversely affect our financial results.

Our business operations involve the handling, production and disposition of potentially explosive and ignitable energetic materials and other dangerous chemicals, including materials used in rocket propulsion. The handling, production, transport and disposition of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. A release of these chemicals or an unplanned ignition or explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. Extensive regulations apply to the handling of explosive and energetic materials, including but not limited to regulations governing hazardous substances and hazardous waste. The failure to properly store and ultimately dispose of such materials could create significant liability and/or result in regulatory sanctions. Any release, unplanned ignition, or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our operating results, financial condition and/or cash flows.

We rely on a limited number of suppliers for certain materials and supplied components. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms.

We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.

Our ability to manufacture our launch vehicles is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in manufacture of our spacecraft or increased costs.

In addition, we have in the past and may in the future experience delays in manufacture or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the International Trade in Arms Regulations administered by the U.S. Department of State (“ITAR”) and other restrictions on transfer of sensitive technologies. Additionally, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.

We sell complex and technologically advanced products and services, including rocket launch services, mission services, spacecraft and spacecraft components. Sophisticated software used in our products and services, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the launch vehicles, spacecraft and spacecraft components we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. Our products and services may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the launch vehicles, spacecraft, spacecraft components and systems we sell and/or use. Failure to do so could result in lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards.

Rising inflation may materially impact our financial operations or results of operations.

Recently, inflation has increased to its highest level in decades. Inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have and may continue to experience cost increases. Although we may take measures to mitigate the impact of inflation, if these measures are not effective, our business, financial condition and results of operations could be materially adversely affected.

Our business is substantially dependent on contracts entered into with customers in the ordinary course of business. As such, we are subject to counterparty risk. If a counterparty to one of our contracts were to default or otherwise fail to perform or be delayed in its performance on any of its contractual obligations to us, such default, failure to perform or delay could have a material adverse effect on our business, financial condition and results of operations.

Our business is substantially dependent on contracts entered into with customers, in the ordinary course of business. Our budgeted capital expenditures, forecasted growth and strategic plan are based on revenues expected to be generated pursuant to signed contracts existing as of the date such budget, forecast and strategic plan are approved by management and our Board. If a customer were to default or otherwise fail to perform or be delayed in the fulfilment of its contractual obligations to us, we would be required to adjust our budget, forecasts and strategic plans to mitigate the impact of such circumstance, which may negatively affect our business, financial condition, cash flows and/or liquidity. Additionally, if the scope of anticipated work related to any customer contract were to change due to unforeseen circumstances or evolving requirements of one or more of our counterparties, we may be unable to generate revenue on our anticipated timeline or may be required to incur increased costs from those originally estimated for a project, which could cause our budgets, forecasts and plans to be inaccurate. For instance, due to a change in the landing site of the IM-1 mission and an incremental delay in milestone payments due to a now-resolved technical issue, certain revenue associated with such mission have shifted from 2022 to 2023. While we endeavor to mitigate this risk by assuming potential delays in revenue generation and estimated contract progress when preparing our budget, forecast and strategic plans, it is not possible to predict with accuracy the impact of any default, failure to perform or delay, which results in our inability to completely mitigate such risks. As such, the counterparty default, failure to perform or delay in performance may have a material adverse impact on our business, financial condition and results of operations.

If our prime contractors fail to maintain their relationships with their counterparties and fulfill their contractual obligations, our performance as a subcontractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially and adversely from those anticipated.

We act as a subcontractor to prime contractors on multiple government contracts, including NASA’s JETS Program. Our performance as a subcontractor on a government contract, including the JETS Program, is dependent on the prime contractor’s ability to satisfactorily maintain its relationship with the government and fulfill its obligations under its contracts. A failure by the prime contractors to fulfill their obligations under their contracts could result in the termination of the prime contract or delayed revenue generation and recognition, thereby resulting in either the termination of our subcontract or material modifications to our subcontract. If any significant subcontract is terminated or delayed in this manner, it could cause our actual results to differ materially and adversely from those anticipated.

Risks Relating to Compliance with Law, Government Regulation and Litigation

Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to our launch system operations, employment and labor, health care, tax, data privacy of the personal information we collect and process and data security of the operational and information technology we use, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change and are often interpreted in different ways, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. While we monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, we cannot guarantee that these measures will be satisfactory to regulators or other third parties, such as our customers. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, the operation and launch of our spacecraft in the United States require licenses and permits from the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”), as well as review by other agencies of the U.S. Government, including the Department of Defense, Department of State, and NASA. Such license approvals may include an interagency review of safety, operational, national security, foreign policy implications and international obligations, as well as a review of foreign ownership. Any delays in regulatory actions allowing us to conduct our commercial space operations could adversely affect our ability to operate our business and our financial results.

If we are unable to protect the confidentiality of our trade secrets and know how, our business and competitive position may be harmed.

We rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our business and competitive position, and we consider trade secrets and know-how to be our primary form of intellectual property protection. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements with our suppliers, subcontractors, venture partners, employees and consultants, and other third parties. However, we may not be able to prevent the unauthorized disclosure or use of information which we consider to be confidential, our technical know-how or other trade secrets by the parties to these agreements, despite the existence generally of confidentiality provisions and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the suppliers, subcontractors, venture partners, employees and consultants, and other third parties who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Even where remedies are available, enforcing a claim that a party illegally disclosed or misappropriated our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

Additionally, despite our efforts to protect our proprietary technology, our trade secrets could otherwise become known or be independently discovered by our competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate, from using that technology or information to compete with us.

Our systems utilize third-party open source software, and any failure to comply with the terms of one or more of these open source software licenses could adversely affect our business, subject us to litigation, or create potential liability.

Our systems include software licensed from third parties under any one or more open source licenses, and we expect to continue to incorporate open source software in our systems and technology in the future. Moreover, we cannot ensure that we have effectively monitored our use of open source software, or validated the quality or source of such software, or that we are in compliance with the terms of the applicable open source licenses or our current policies and procedures. From time to time, there have been claims against companies that use open source software in their products and services asserting that the use of such open source software infringes the claimants’ intellectual property rights. As a result, we could be subject to suits by third parties claiming that what we believe to be licensed open source software infringes such third parties’ intellectual property rights. Additionally, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional research and development resources to change our solutions. Furthermore, these third-party open source providers could experience service outages, data loss, privacy breaches, cyber-attacks, and other events relating to the applications and services they provide that could diminish the utility of these services, and which could harm our business as a result. In the past, we’ve experienced software vulnerabilities with our software providers. We may continue to experience such vulnerabilities in the future.

Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities where open source software may be more susceptible. In addition, certain open source licenses require that source code for software programs that incorporate, use or combine with such open source software be made available to the public at no cost and that any modifications or derivative works to such open source software continue to be licensed under the same terms as the open source software license. The terms of various open source licenses to which we are subject have not or may not have been interpreted by courts in the relevant jurisdictions, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our software and data. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales. Furthermore, any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Any of these events could create liability for us and damage our reputation, which could have a material adverse effect on our business, results of operations, and financial condition and the market price of our shares.

Intuitive Machines OpCo has identified material weaknesses in its internal control over financial reporting. If not remediated, or if Intuitive Machines OpCo experiences additional material weaknesses in the future or otherwise fails to maintain effective internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations in future reporting periods, which may adversely affect investor confidence in us and, as a result, the value of our Class A Common Stock.

As an emerging growth company, we are in the process of developing our internal processes and procedures to accommodate our rapid growth in recent years and transition to public company following the closing of the Transactions. Although our management concluded that IPAX’s internal control over financial reporting as of December 31, 2022, which was prior to the closing of the Transactions, was effective (as described in Part II. Item 9A. “Controls and Procedures” of this Annual Report), in the course of preparing the consolidated financial statements of Intuitive Machines OpCo as of December 31, 2022 that will be included in Amendment No. 2 to our Current Report on Form 8-K to be filed on or about March 30, 2023, our management determined that Intuitive Machines OpCo has three material weaknesses in our internal controls over financial reporting. These material weaknesses primarily relate to the following matters that are relevant to the preparation of the Intuitive Machines OpCo’s consolidated financial statements and that may impact the preparation of our consolidated financial statements for future reporting periods included in filings made after this Annual Report:

●	We did not design and maintain effective controls over identification of performance obligations and timing of revenue recognition for certain contracts, as well as the review and reconciliation of certain revenue schedules to the trial balance.

●	We did not design and maintain effective controls over the identification and recognition of non-routine, unusual or complex transactions.

●	We did not maintain proper segregation of duties related to the posting of manual journal entries to the trial balance.

These deficiencies could result in a misstatement of one or more account balances or disclosures potentially leading to a material misstatement to the annual or interim consolidated financial statements which may not be prevented or timely detected and, accordingly, management determined that these control deficiencies constitute material weaknesses.

In order to remediate these material weaknesses, we have taken and plan to take the following actions:

●	Continuing to hire personnel with public company experience and providing additional training for our personnel on internal controls as our company continues to grow;

●	Implementing additional controls and processes that operate at a sufficient level of precision and frequency or that evidence the performance of the control, particularly associated with accounting and reporting of revenue and non-routine, unusual or complex transactions;

●	Implementing processes and controls to better identify and manage segregation of duties;

●	Considering system enhancements to reduce reliance on manual processes; and

●	Engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

We will not be able to fully remediate these control deficiencies until these steps have been completed, have been operating effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Intuitive Machines OpCo and Grant Thornton LLP, Intuitive Machines OpCo’s auditor during the year ended December 31, 2022 and our independent registered public accounting firm for the year ending December 31, 2023, were not required to, and did not, perform an evaluation of Intuitive Machines OpCo’s internal control over financial reporting as of December 31, 2022 or any period in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Because our financial statements for future reporting periods will be prepared on a consolidated basis with the financial statements of Intuitive Machines OpCo beginning from the Closing Date, material weaknesses may still exist when we report on the combined company’s effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act in our future annual reports on Form 10-K.

If not remediated, these material weaknesses could result in material misstatements to our future annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year could have an adverse impact on our business, financial condition, results of operations and cash flows.

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.

Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for U.S. government fiscal year 2023 and thereafter due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

●	The U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate;

●	U.S. government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. government spending priorities and levels; and

●	We may experience declines in revenue, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state and local governments.

Furthermore, we believe continued budget pressures could have serious negative consequences for the security of the U.S., the defense industrial base and the customers, employees, suppliers, investors and communities that rely on companies in the defense industrial base. Budget and program decisions made in this environment would have long-term implications for us and the entire defense industry.

We are subject to stringent U.S. export and import control laws and regulations and U.S. economic sanctions and trade control laws and regulations.

We are required to comply with U.S. export control laws and regulations, including ITAR, Bureau of Political Military Affairs’ directorate of Defense Trade controls administered by the U.S. Department of State, and the EAR, administered by the U.S. Department of Commerce’s Bureau of Industry and Security. Pursuant to these foreign trade control laws and regulations, we are required, among other things, to (i) maintain a registration under ITAR, (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our space transport business. Violations of applicable export control laws and related regulations could result in criminal and administrative penalties, including fines, possible denial of export privileges, and debarment, which could have a material adverse impact on our business, including our ability to enter into contracts or subcontracts for U.S. government customers.

The inability to secure and maintain necessary export authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. For example, if we were unable to obtain or maintain our licenses to export certain spacecraft hardware, we would be effectively prohibited from launching our vehicles from certain non-U.S. locations, which would limit the number of launch providers we could use. In addition, if we were unable to obtain a Department of State Technical Assistance Agreement to export certain launch related services, we would experience difficulties or even be unable to perform integration activities necessary to safely integrate our transfer vehicles to non-U.S. launch vehicles. In both cases, these restrictions could lead to higher launch costs which may have a material adverse impact on our results of operations. Similarly, if we were unable to secure effective export licensure to authorize the full scope of activity with a foreign partner or supplier, we may be required to make design changes to spacecraft or updates to our supplier chain, which may result in increased costs to us or delays in vehicle launches.

Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. There is no inherent right to perform an export and given the significant discretion the government has adjudicating such authorizations in furtherance of U.S. national security and foreign policy interests, there can be no assurance we will be successful in our current and future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.

In addition, U.S. export control laws continue to change. For example, the control lists under the ITAR and the EAR are periodically updated to reclassify specific types of export-controlled technology. For example, any changes to the jurisdictional assignment of controlled data or hardware used by us could result in the need for different export authorizations, each then subject to a subsequent approval.

Similarly, should exceptions or exemptions under the EAR or ITAR, respectively, be changed, our activities otherwise authorized via these mechanisms may become unavailable and could result in the need for additional export authorizations. Additionally, changes to the administrative implementation of export control laws at the agency level may suddenly change as a result of geo-political events, which could result in existing or proposed export authorization applications being viewed in unpredictable ways, or potentially rejected, as a result of the changed agency level protocol.

We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.

Over its lifetime, a U.S. government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. government programs is subject to U.S. Congressional appropriations. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. Although multi-year contracts may be authorized and appropriated in connection with major procurements, the U.S. Congress generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as the U.S. Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by the U.S. Congress and the President of the United States or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

Generally, U.S. government contracts are subject to oversight audits by U.S. government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. government contracting or subcontracting for a period of time.

In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. government’s convenience upon payment only for work done and commitments made at the time of termination. For some contracts, we are a subcontractor and not the prime contractor, and in those arrangements, the U.S. government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We can give no assurance that one or more of our U.S. government contracts will not be terminated under those circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our contracts and services with the U.S. government are also subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows. For example, contracts awarded under the Department of Defense’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. government contracting practices and terms, such as the Federal Acquisition Regulation and Cost Accounting Standards.

Failure to comply with applicable regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws and regulations, including those related to procurement integrity, export control (including ITAR), U.S. government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. government contracts.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the U.S. and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic and political conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

The current invasion of Ukraine by Russia has escalated tensions among the U.S., the North Atlantic Treaty Organization (“NATO”) and Russia. The U.S. and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the U.S. and NATO countries could have an adverse impact on our current operations.

Further, such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the U.S. and other countries have led, and are likely to continue to lead, to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance.

Risks Relating to Our Capital Resources

Our indebtedness could expose us to risks that could adversely affect our business, financial condition and results of operations.

In the future, we may incur additional indebtedness. Our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;

●	limiting our ability to obtain additional financing;

●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

●	limiting our flexibility to plan for, or react to, changes in our business; and

●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay any additional indebtedness that we may incur. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that will limit our ability to operate our business, raise capital or make payments under our indebtedness. If we fail to comply with such covenants or to make payments under any of our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full and cross-default or cross-acceleration under our other indebtedness and other liabilities.

Our actual operating results may differ significantly from our guidance.

From time to time, we have released, and may continue to release, guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control, such as COVID-19, and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed. However, actual results will vary from our guidance and the variations may be material. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook as of the date of release with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in our actual operating results being different from our guidance, and the differences may be adverse and material.

We have a history of losses and may not achieve profitability in the future. We will need substantial additional capital to fund our operations. If we fail to obtain additional capital, we may be unable to sustain operations.

We expect to continue to incur operating losses for the foreseeable future as we continue to expand and develop, and we may need additional capital from external sources. If we are unable to raise additional capital, we may have to significantly delay, scale back or discontinue one or more of our R&D programs. We may be required to cease operations or seek partners for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available. In the absence of additional capital we may also be required to relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on terms that are less favorable than might otherwise be available. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in the development of our product candidates.

We are a “smaller reporting company” under federal securities laws and we cannot be certain whether the reduced reporting requirements applicable to such companies will make our common stock less attractive to investors.

We are a “smaller reporting company” under federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain a smaller reporting company so long as our public float remains less than $250 million as of the last business day of our most recently completed second fiscal quarter or our annual revenues are less than $100 million and our public float remains less than $700 million. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

Our financial results may vary significantly from quarter to quarter.

We expect our revenue and operating results to vary from quarter to quarter. Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed. We may also incur additional expenses when companies are newly acquired.

In addition, payments due to us from our customers may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The U.S. government’s fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of the federal fiscal year or the first quarter of the subsequent federal fiscal year. The U.S. government’s fiscal year end can also trigger increased purchase requests from customers for equipment and materials.

Any increased purchase requests we receive as a result of the U.S. government’s fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this “Risk Factors” section and the following factors, among others:

●	the terms of customer contracts that affect the timing of revenue recognition;

●	variability in demand for our services and solutions;

●	commencement, completion or termination of contracts during any particular quarter;

●	timing of shipments and product deliveries;

●	timing of award or performance incentive fee notices;

●	timing of significant bid and proposal costs;

●	the costs of remediating unknown defects, errors or performance problems of our product offerings;

●	variable purchasing patterns under blanket purchase agreements and other indefinite delivery/ indefinite quantity contracts;

●	restrictions on and delays related to the export of defense articles and services;

●	costs related to government inquiries;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

●	strategic investments or changes in business strategy;

●	changes in the extent to which we use subcontractors;

●	seasonal fluctuations in our staff utilization rates;

●	changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and

●	the length of sales cycles.

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to business acquisitions, revenue recognition, restructuring costs, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.

Risks Relating to Our Organizational Structure

Our principal asset is our interest in Intuitive Machines OpCo, and, accordingly, we will depend on distributions from Intuitive Machines OpCo to pay our taxes and expenses, including payments under the Tax Receivable Agreement, and to pay dividends. Intuitive Machines OpCo’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of Intuitive Machines OpCo Common Units, Intuitive Machines OpCo Warrants, Intuitive Machines OpCo Preferred Investor Warrants and Intuitive Machines OpCo Series A Units (each as described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report). As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future are dependent upon the financial results and cash flows of Intuitive Machines OpCo and its subsidiaries and distributions we receive from Intuitive Machines OpCo. Intuitive Machines OpCo and its subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions.

We anticipate that Intuitive Machines OpCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Intuitive Machines OpCo Common Units and Intuitive Machines OpCo Series A Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Intuitive Machines OpCo. Under the terms of the A&R Operating Agreement, Intuitive Machines OpCo is obligated, subject to various limitations and restrictions, including with respect to any applicable credit agreements, to make tax distributions to holders of Intuitive Machines OpCo Common Units and Intuitive Machines OpCo Series A Units, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant.

We intend, as its managing member, to cause Intuitive Machines OpCo to make (i) pro rata tax distributions to the Intuitive Machines Members in an amount sufficient to fund all or part of their tax obligations in respect of taxable income allocated to them and to cover our tax obligations, other than with respect to income allocated to the Series A Preferred Units (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report) but including payments due under the Tax Receivable Agreement, (ii) additional tax distributions to us to the extent necessary to cover our tax obligations with respect to income from the Series A Preferred Units and (iii) distributions to us to pay our operating expenses and to fund any dividends, including dividends made on the Series A Preferred Stock (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report). However, Intuitive Machines OpCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Intuitive Machines OpCo is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Intuitive Machines OpCo insolvent. If we do not have sufficient funds to pay our tax or other liabilities or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in a termination of the Tax Receivable Agreement and the acceleration of payments due under the Tax Receivable Agreement.

Under the A&R Operating Agreement, we intend to cause Intuitive Machines OpCo, from time to time, to make pro rata distributions in cash to each holder of Intuitive Machines OpCo Common Units (including us) in amounts at least sufficient to cover the taxes imposed on their allocable share of net taxable income of Intuitive Machines OpCo. As a result of (i) potential differences in the amount of net taxable income allocable to us and to Intuitive Machines OpCo’s other members, (ii) the lower tax rate applicable to corporations compared to individuals, and (iii) certain tax benefits that we anticipate from (a) future purchases or redemptions of Intuitive Machines OpCo Common Units from the Intuitive Machines Members (other than us) and (b) payments under the Tax Receivable Agreement, these cash distributions may be in amounts that exceed our actual tax liabilities with respect to the relevant taxable year, including our obligations under the Tax Receivable Agreement. Our Board will determine the appropriate uses for any such excess cash, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Intuitive Machines OpCo Common Units and corresponding shares of Class A Common Stock will be made as a result of any cash distribution by us or any retention of cash by us, and in any event the ratio will remain one-to-one. To the extent we do not distribute such excess cash as dividends on our stock, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Intuitive Machines OpCo, which may result in shares of our Class A Common Stock increasing in value relative to the value of Intuitive Machines OpCo Common Units. Following such loan or a contribution of such excess cash to Intuitive Machines OpCo, we may, but are not required to, make an adjustment to the outstanding number of Intuitive Machines OpCo Common Units held by the Intuitive Machines Members (other than us). In the absence of such adjustment, the Intuitive Machines Members may benefit from any value attributable to such cash and/or loan balances if they acquire shares of Class A Common Stock in exchange for their Intuitive Machines OpCo Common Units, notwithstanding that such holders may have participated previously as holders of Intuitive Machines OpCo Common Units in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with certain members of Intuitive Machines OpCo (the “TRA Holders”) requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

In connection with the consummation of the Transactions, we entered into a Tax Receivable Agreement with Intuitive Machines OpCo and the TRA Holders. Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Holders equal to 85% of the amount of cash tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize (calculated using certain assumptions), as a result of the Existing Basis, Basis Adjustments and Interest Deductions (each as defined below). Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the tax savings associated with the (i) Existing Basis, (ii) Basis Adjustments, and (iii) Interest Deductions would aggregate to approximately $170.4 million over 20 years from the Closing Date based on a $10.00 per share trading price of our Class A Common Stock, and assuming all future redemptions or exchanges would occur one year after the Closing Date at the same assumed price per share. Under such scenario, assuming future payments are made on the due date (with extension) of each relevant U.S. federal income tax return, we would be required to pay approximately 87% of such amount, or approximately $148.2 million, over the 20-year period the Closing Date, and we would benefit from the remaining 13% of the tax benefits. We will depend on cash distributions from Intuitive Machines OpCo to make payments under the Tax Receivable Agreement. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the purchase of Intuitive Machines OpCo Common Units and Intuitive Machines OpCo Common Unit exchanges, and the resulting amounts we are likely to pay out to the TRA Holders pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial.

The payment obligation is an obligation of us and not of Intuitive Machines OpCo. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid by us. Payments under the Tax Receivable Agreement are not conditioned upon one or more of the TRA Holders maintaining a continued ownership interest in Intuitive Machines OpCo or us. Furthermore, if we experience a Change of Control (as defined under the A&R Operating Agreement), which includes certain mergers, asset sales and other forms of business combinations, we would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A Common Stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A Common Stock. For more information, see Part III. Item 13. “Certain Relationships and Related Transactions, and Director Independence — Tax Receivable Agreement.”

In addition, decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the Tax Receivable Agreement. For example, the earlier disposition of assets following a redemption or exchange of Intuitive Machines OpCo Common Units may accelerate the recognition of associated tax benefits for which we would be required to make payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before a redemption or exchange of Intuitive Machines OpCo Common Units increase the tax liability of the TRA Holders (or their transferees or assignees) without giving rise to any rights to receive payments under the Tax Receivable Agreement with respect to tax attributes associated with such assets.

The ability to generate tax assets covered by the Tax Receivable Agreement, and the actual use of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges of Intuitive Machines OpCo Common Units by, or purchases of Intuitive Machines OpCo Common Units from, the TRA Holders (or their transferees or other assignees), the price of our Class A Common Stock at the time of the redemption, exchange or purchase; the extent to which such redemptions, exchanges or purchases are taxable; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the tax rates and laws then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest.

In certain cases, payments under the Tax Receivable Agreement to the TRA Holders may be accelerated and/or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations thereunder or the Tax Receivable Agreement is rejected by operation of law, (ii) certain mergers, asset sales, other forms of business combinations or other changes of control were to occur after the Closing Date or (iii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments would be accelerated and become immediately due and payable. The amount due and payable in those circumstances is based on the present value (at a discount rate equal to the secured overnight financing rate (“SOFR”) plus 100 basis points) of projected future tax benefits that are based on certain assumptions, including an assumption that we would have sufficient taxable income to fully use all potential future tax benefits that are subject to the Tax Receivable Agreement. Based on such assumptions, if we were to exercise our termination right, or the Tax Receivable Agreement is otherwise terminated, the aggregate amount of the termination payments would be approximately $100.4 million.

As a result of the foregoing, we would be required to make an immediate cash payment that may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the TRA Holders that are greater than 85% of the actual cash tax savings we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. We may not be able to fund or finance our obligations under the Tax Receivable Agreement.

We will not be reimbursed for any payments made to the TRA Holders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which are complex and factual in nature, and the IRS or another taxing authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s rights and obligations under the Tax Receivable Agreement, then our ability to settle such challenges may be restricted by the rights of the TRA Holders pursuant to the Tax Receivable Agreement, and such restrictions apply for as long as the Tax Receivable Agreement remains in effect. In addition, we will not be reimbursed for any cash payments previously made to the TRA Holders under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Holder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Holder will be netted against any future cash payments that we might otherwise be required to make to such TRA Holder under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a TRA Holder for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of 85% of the actual cash tax savings that we realize in respect of the tax attributes with respect to a TRA Holder that are the subject of the Tax Receivable Agreement.

If Intuitive Machines OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Intuitive Machines OpCo might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments we previously made under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We and Intuitive Machines OpCo intend to operate such that Intuitive Machines OpCo does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership, the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exercises of the Intuitive Machines OpCo Options, redemptions and exchanges of Intuitive Machines OpCo Common Units pursuant to the Intuitive Machines Members’ redemption and exchange rights as described under Part III. Item 13. “Certain Relationships and Related Transactions, Director Independence — A&R Operating Agreement — LLC Unit Redemption Right,” or other transfers of Intuitive Machines OpCo units could cause Intuitive Machines OpCo to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate so that redemptions, exchanges and other transfers of Intuitive Machines OpCo units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of Intuitive Machines OpCo, and the A&R Operating Agreement provides for limitations on the ability of unitholders of Intuitive Machines OpCo to transfer their Intuitive Machines OpCo units and will provide us, as managing member of Intuitive Machines OpCo, with the right to impose restrictions (in addition to those already in place) on the ability of owners of Intuitive Machines OpCo to redeem, exchange or otherwise transfer their Intuitive Machines OpCo units to the extent we believe it is necessary to ensure that Intuitive Machines OpCo will continue to be classified as a partnership for U.S. federal income tax purposes.

If Intuitive Machines OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and for Intuitive Machines OpCo, including as a result of our inability to file a consolidated U.S. federal income tax return with Intuitive Machines OpCo. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreement, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Intuitive Machines’ OpCo’s assets) were subsequently determined to have been unavailable.

If we were deemed to be an investment company under the Investment Company Act, as a result of our ownership of Intuitive Machines OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the Investment Company Act.

As the sole managing member of Intuitive Machines OpCo, we control and operate Intuitive Machines OpCo. On that basis, we believe that our interest in Intuitive Machines OpCo is not an “investment security” as that term is used in the Investment Company Act. However, if we were to cease participation in the management of Intuitive Machines OpCo, our interest in Intuitive Machines OpCo could be deemed an “investment security” for purposes of the Investment Company Act.

We and Intuitive Machines OpCo intend to continue to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

We and Intuitive Machines OpCo are controlled by our Founders (as defined below), whose interests may differ from those of our public stockholders.

Our Founders, Dr. Kamal Ghaffarian, Stephen Altemus and Timothy Crain and their permitted transferees (collectively, the “Founders”), have control over all stockholder decisions because they control a substantial majority of the combined voting power. This may limit or preclude your ability to influence corporate matters. Our Founders collectively control approximately 83.2% of the combined voting power of our common stock as a result of their ownership of Class C Common Stock, each share of which is entitled to three votes on all matters submitted to a vote of our stockholders.

As a result, the Intuitive Machines Founders have the ability to control any action requiring the general approval of our stockholders, including the election and removal of directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendments to the Certificate of Incorporation and By-Laws and other significant corporate transactions for so long as they retain significant ownership of our Class C Common Stock. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of us and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of minority stockholders. This concentration of voting power may have a negative impact on the trading price of Class A Common Stock.

Our Founders are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally. Because our Founders hold their economic interest in our business through Intuitive Machines OpCo, rather than through us, they may have conflicting interests with holders of shares of Class A Common Stock. For example, our Founders may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. See Part III. Item 13. “Certain Relationships and Related Transactions, Director Independence — Tax Receivable Agreement.” In addition, our Founders’ ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of Class A Common Stock might otherwise receive a premium for your shares over the then-current market price.

We cannot predict the impact our multi-class structure may have on our stock price.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. FTSE Russell and Standard & Poor’s does not allow most newly public companies utilizing dual or multi-class capital structure to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P Small Cap 600, which together make up the S&P Composite 1500. Our multi-class capital structure may make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, other stock indices may take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A Common Stock less attractive to other investors. As a result, the trading price and volume of our Class A Common Stock could be adversely affected.

Risks Relating to the Ownership of Our Class A Common Stock

Delaware law and our Certificate of Incorporation and By-Laws  contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Certificate of Incorporation, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the then-current members of the Board or taking other corporate actions, including effecting changes in management. Among other things, the Certificate of Incorporation and By-Laws include provisions regarding:

●	the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the limitation of the liability of, and the indemnification of, our directors and officers;

●	the right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;

●	the requirement that directors may only be removed from the Board for cause and upon the affirmative vote of the holders of at least 66 2/3% of the total voting power of the then outstanding capital stock;

●	a prohibition from and after the time we cease to be a controlled company under applicable Nasdaq rules, on stockholder action by written consent (except for actions by the holders of Class B Common Stock, Class C Common Stock or as required for holders of any series of Preferred Stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

●	the requirement that a special meeting of stockholders may be called only by the Board, the chairman of the Board or chief executive officer or (ii) for so long as we are a controlled company under applicable Nasdaq rules, by our secretary at the request of any holder of record of at least 25% of the voting power of the issued and outstanding shares of capital stock, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of the Board and stockholder meetings;

●	the requirement for the affirmative vote of holders of at least 66 2/3% of the total voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions in the Certificate of Incorporation which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●	the ability of the Board to amend the By-Laws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the By-Laws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which our stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.

In addition, as a Delaware corporation, we will generally be subject to provisions of Delaware law, including the DGCL. Any provision of the Certificate of Incorporation, By-Laws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our Class A Common Stock and could also affect the price that some investors are willing to pay for our Class A Common Stock.

Our Certificate of Incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for certain types of actions and proceedings between us and our stockholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or if such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction, will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of Intuitive Machines, Inc. to it or its stockholders, (c) any action asserting a claim against us or our officers or directors arising pursuant to any provision of the DGCL, the Certificate of Incorporation or By-Laws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (d) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the By-Laws or any provision thereof, (e) any action asserting a claim against us or any current or former director, officer, employee, stockholder or agent of Intuitive Machines, Inc. governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The Certificate of Incorporation will also provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. This provision in the Certificate of Incorporation will not address or apply to claims that arise under the Exchange Act; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. To the extent these provisions could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provisions in connection with such claims, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities of will be deemed to have notice of and consented to the provisions of the Certificate of Incorporation described in the preceding paragraph. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. The enforceability of similar exclusive-forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in the Certificate of Incorporation is inapplicable or unenforceable. If a court were to find these exclusive-forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to shareholders of companies that are subject to such requirements.

Our Founders own more than 50% of the combined voting power for the election of directors to the Board, and, as a result, we are considered a “controlled company” for the purposes of the Nasdaq rules. As such, we qualify for exemptions from certain corporate governance requirements, including that a majority of the Board consist of “independent directors,” as defined under the Nasdaq rules. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

As permitted for a “controlled company,” a majority of our Board and our Compensation and Nominating and Corporate Governance Committees will not be independent. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq rules.

If at any time we cease to be a “controlled company” under the Nasdaq rules, the Board intends to take any action that may be necessary to comply with the Nasdaq rules, subject to a permitted “phase-in” period. These and any other actions necessary to achieve compliance with such rules may increase our legal and administrative costs, will make some activities more difficult, time-consuming and costly and may also place additional strain on our personnel, systems and resources.

Our Certificate of Incorporation does not limit the ability of Inflection Point Holdings LLC (the “Sponsor”), investment funds affiliated with or advised by Kingstown Capital Management L.P. (the “Kingstown Funds”) or our non-employee directors to compete with us.

The Sponsor, the Kingstown Funds and our non-employee directors and their respective affiliates engage in a broad spectrum of activities, including investments in the aerospace industries. In the ordinary course of their business activities, the Sponsor, the Kingstown Funds and our non-employee directors and their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. The Certificate of Incorporation provides that, to the fullest extent permitted by law, none of the Sponsor, the Kingstown Funds, our non-employee directors or any their respective affiliates (including any non-employee director who serves as an officer in both his or her director and officer capacities) will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate or otherwise competing with us or any of our affiliates. Further, to the fullest extent permitted by law, no such persons will be liable to us for breach of any fiduciary duty solely by reason of the fact that such person engages in any such activity. The Sponsor, the Kingstown Funds, and their directors and officers may pursue, in their capacities other than as directors of our Board, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Sponsor, the Kingstown Funds, and their directors and officers may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

Our business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters.

Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of Class A Common Stock, which could depress the trading price of our Class A Common Stock.

Our Certificate of Incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of Class A Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for Class A Common Stock at a premium to the market price and materially and adversely affect the market price and the voting and other rights of the holders of Class A Common Stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facility is currently based on Houston, Texas; however, we are currently transitioning to a new lunar production and operations center at the Houston Spaceport at Ellington Airport. The center is designed to span across about 12.5 acres of real estate and to have more than 100,000 square feet of office and advanced production space. Other features are being designed to include tiered storage, an advanced loading dock, and a production area with 45-foot ceilings and crane that will be capable of handling all Nova Lunar Lander designs. The facility will host the first commercial use SCIF in Houston with a plan to include office tenant space for Department of Defense units and innovation accelerators.

The new lunar production and operations center and corporate offices under construction at the Houston Spaceport are expected to be completed in the third quarter of 2023, and are estimated to cost approximately $40 million to complete, subject to future design or development changes. We expect to fund the new facilities’ construction costs as they are incurred using cash on hand and in reliance upon a build-to-suit lease arrangement whereby the lessor is expected to reimburse up to $40 million for certain costs incurred by us for design, construction, and development. Upon completion of the construction project, the lunar production and operations center will serve as our principal facility under a ground lease agreement with an initial term of 20 years with four optional renewal periods of 5 years each.

Item 3. Legal Proceedings.

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock began trading on the Nasdaq under the symbol “LUNR” on February 14, 2023. Our warrants began trading on the Nasdaq under the symbol “LUNRW” on the same day.

Holders

At March 29, 2023, there were ten holders of record of our Class A Common Stock, three holders of record of our Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), five holders of record of our Class C common stock, par value $0.0001 per share (the “Class C Common Stock”), two holders of record of our Series A Preferred Stock, and two holders of record of our warrants.

Dividend Policy

We have no current plans to pay dividends on our Class A Common Stock. Holders of our Class B Common Stock and Class C Common Stock do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution, or winding up of Intuitive Machines, Inc., with respect to their Class B Common Stock or Class C Common Stock. Our Series A Preferred Stock pays dividends, semi-annually at the rate of 10% of the original price per share, plus the amount of previously accrued, but unpaid dividends, compounded semi-annually, and participates with the Class A Common Stock on all other dividends. Accrued dividends may be paid (i) in cash, (ii) subject to satisfaction of certain equity conditions, in shares of Class A Common Stock or (iii) accumulated, compounded and added to the liquidation preference. The declaration, amount, and payment of any future dividends on shares of Class A Common Stock is at the sole discretion of our Board, and we may reduce or discontinue entirely the payment of such dividends at any time. Our Board may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant.

We are a holding company and have no material assets other than our ownership of Intuitive Machines OpCo Common Units. The A&R Operating Agreement provides that certain distributions to cover the taxes of the holders of Intuitive Machines OpCo Common Units will be made based upon assumed tax rates and other assumptions provided in the A&R Operating Agreement. See Part III. Item 13. “Certain Relationships and Related Transactions, and Director Independence — A&R Operating Agreement.” The manager of Intuitive Machines OpCo has broad discretion to make distributions out of Intuitive Machines OpCo. In the event we declare any cash dividend, we expect that Intuitive Machines, Inc., as the manager of Intuitive Machines OpCo, would cause Intuitive Machines OpCo to make distributions to us in an amount sufficient to cover such cash dividends declared by us. If Intuitive Machines OpCo makes such distributions to us, the other holders of Intuitive Machines OpCo Common Units will also be entitled to receive the respective equivalent pro rata distributions in accordance with the percentages of their respective Intuitive Machines OpCo Common Units.

We anticipate that cash received by Intuitive Machines OpCo may, in certain periods, exceed its liabilities, including tax liabilities, and obligations to make payments under the Tax Receivable Agreement. We expect that we may use any such excess cash from time to time to pay dividends, which may include special dividends, on the Class A Common Stock, to fund repurchases of its Class A Common Stock, or any combination of the foregoing. Our Board, in its sole discretion, will make any determination with respect to the use of any such excess cash.

We also expect, if necessary, to undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions, or adjustments of outstanding Intuitive Machines OpCo Common Units, or to declare a stock dividend on our Class A Common Stock of an aggregate number of additional newly issued shares that corresponds to the number of additional Intuitive Machines OpCo Common Units that Intuitive Machines, Inc. is acquiring , to maintain one-to-one parity between Intuitive Machines OpCo Common Units and shares of Class A Common Stock, Class B Common Stock and Class C Common Stock.

Any financing arrangements that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, Intuitive Machines OpCo is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Intuitive Machines OpCo (with certain exceptions) exceed the fair value of its assets.

Since its formation in January 27, 2021, Intuitive Machines, Inc. has not paid any dividends to holders of its outstanding common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we did not have any securities authorized for issuance under equity compensation plans. On February 13, 2023, in connection with the Transactions, our shareholders approved the Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “Intuitive Machines Incentive Plan”). We have reserved a total of 12,706,811 shares of our Class A common stock for issuance pursuant to the Intuitive Machines Incentive Plan, and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the Intuitive Machines Incentive Plan is 12,706,811, in each case, subject to certain adjustments set forth therein.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements and the notes thereto included in Part II. Item 8. of this Annual Report.

Unless otherwise indicated, references to the “Company,” “our,” “us” or “we” in this Item 7 refer to Inflection Point Acquisition Corp., or IPAX, before the consummation of the Business Combination. The term “New Intuitive Machines” refers to Intuitive Machines, Inc. after the consummation of the Business Combination.

The financial information included in this Item 7 is that of IPAX prior to the Business Combination because the Business Combination was consummated subsequent to the period covered by the audited financial statements included in this Annual Report.

Overview

Until February 13, 2023, we were a blank check company incorporated on January 27, 2021 as a Cayman Islands exempted company under the name, Inflection Point Acquisition Corp., for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Initial Public Offering and Private Placements

On September 24, 2021, we completed our initial public offering (“IPO”) of 30,000,000 units, at $10.00 per unit (the “Units”), and issued an additional 2,975,000 Units (the “Over-Allotment Units”) to the underwriters on October 29, 2021 upon their partial exercise of their over-allotment option, generating aggregate gross proceeds to us of $329,750,000. Each Unit consisted of one of our Class A ordinary shares, $0.0001 par value (the “Class A ordinary shares” or “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”), with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the IPO, we sold to our Sponsor, Inflection Point Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”), 6,250,000 private placement warrants (“IPO Private Placement Warrants”) at a price of $1.00 per warrant, and simultaneously with the sale of the Over-Allotment Units, sold to our Sponsor an additional 595,000 private placement warrants (the “Over-Allotment Private Placement Warrants” and, together with the IPO Private Placement Warrants, the “Private Placement Warrants”), generating aggregate gross proceeds to us of $6,845,000.

An aggregate of 12 qualified institutional buyers (“Anchor Investors”) were allocated and purchased a total of 29,540,000 Units or 98.5% of the Units sold in the IPO. One of the Anchor Investors, Kingstown 1740 Fund, LP (“Kingstown 1740”), is an affiliate of our Sponsor, and was allocated and purchased 2,900,000 Units in the IPO.

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

Transaction costs from the IPO amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of Founder Shares, and $841,938 of other offering costs, with $23,439 allocated to the over-allotment option, $24,538,134 allocated to the Class A ordinary shares subject to redemption, and $2,096,740 allocated to the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

Following the consummation of the IPO, including the sale of the Over-Allotment Units, a total of $329,750,000 from the proceeds of the Units in the IPO and the sale of the Over-Allotment Units was deposited into a trust account (the “Trust Account”). The proceeds from the Private Placement Warrants were used to pay a portion of the transaction expenses with the remainder deposited into the operating account.

Business Combination with Intuitive Machines OpCo

On September 16, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Intuitive Machines OpCo.

On February 10, 2023, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination Proposal” of the Company’s final prospectus and definitive proxy statement, dated January 24, 2023 (the “Proxy Statement/Prospectus”) and filed with the SEC on January 24, 2023, the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “Certificate of Incorporation”) and a certificate of corporate domestication with the Secretary of State of the State of Delaware, pursuant to which the Company was domesticated and continues as a Delaware corporation, changing its name to “Intuitive Machines, Inc.” (the “Domestication”).

Immediately prior to the Domestication, each of the then issued and outstanding Class B ordinary shares of the Company, par value $0.0001 per share (each, a “Class B ordinary share”), converted automatically, on a one-for-one basis, into a Class A ordinary share of the Company. As a result of and upon the effective time of the Domestication, among other things, (1) each of the then issued and outstanding Class A ordinary shares automatically converted, on a one-for-one basis, into a share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”); (2) each of the then issued and outstanding warrants representing the right to purchase one Class A ordinary share automatically converted into a warrant to acquire one share of the Company’s Class A Common Stock pursuant to the related warrant agreement (each warrant, an “Intuitive Machines Warrant”); and (3) each of the then issued and outstanding Units were canceled and each holder thereof was entitled to one share of the Company’s Class A Common Stock and one-half of one Intuitive Machines Warrant per unit.

On February 13, 2023, we consummated the transactions contemplated by the Business Combination Agreement, whereby (i) Intuitive Machines OpCo appointed the Company as its managing member, (ii) we issued to certain existing members of Intuitive Machines OpCo prior to the Business Combination, a number of shares of our Class B Common Stock, par value $0.0001 per share, having one vote per share and no economic rights or our Class C Common, par value $0.0001 per share, having three votes per share and no economic rights, in each case, equal to the number of common units of Intuitive Machines OpCo (“Intuitive Machines OpCo Common Units”) held by such person as of and on the Closing Date and (iii) we contributed to Intuitive Machines OpCo an amount in cash (the “Available Closing Cash”) equal to the sum of (without duplication): (a) all amounts in our Trust Account, less (x) amounts required for the redemptions of Cayman Class A Shares by shareholders of IPAX prior to the Business Combination and (y) our and Intuitive Machines OpCo’s transaction expenses, plus (b) the aggregate proceeds actually received by IPAX from the Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (collectively, the “Series A Investors”), pursuant to which the Series A Investors purchased $26.0 million (the “Series A Investment”) of 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share, of the Company (“Series A Preferred Stock”) and warrants exercisable to purchase shares of our Class A Common Stock at an initial exercise price of $15.00 (the “Preferred Investor Warrants”), plus (c) all other cash and cash equivalents of IPAX, determined in accordance with GAAP as of 11:59 p.m. Eastern Time on February 12, 2023 plus (d) the Founder Subscription Amount (as defined in the Business Combination Agreement) in exchange for the issuance by Intuitive Machines OpCo to us (w) a number of Intuitive Machines OpCo Common Units equal to the number of shares of our Class A Common Stock issued and outstanding as of the Closing Date, (x) a number of warrants of Intuitive Machines OpCo (the “Intuitive Machines OpCo Warrants”) equal to the number of Intuitive Machines Warrants issued and outstanding as of the Closing Date, (y) a number of Series A preferred units of Intuitive Machines (the “Series A Preferred Units”) equal to the number of shares of Series A Preferred Stock issued and outstanding as of the Closing Date and issued to the Series A Investors and (z) a number of Intuitive Machines OpCo preferred investor warrants (the “Intuitive Machines OpCo Preferred Investor Warrants”) equal to the number of Preferred Investor Warrants delivered to the Series A Investors on the Closing Date (together with the Domestication, the “Transactions”).

For additional information regarding the Transactions, see the section titled “The Business Combination Proposal” of the Company’s final prospectus and definitive proxy statement, dated January 24, 2023 (the “Proxy Statement/Prospectus”) and filed with the SEC on January 24, 2023 and the Company’s Current Report on Form 8-K filed on February 14, 2023.

As a result of the Business Combination, our only direct assets consist of Intuitive Machines OpCo Common Units, and substantially all of our assets and business are held by Intuitive Machines OpCo and its subsidiaries. See Note 1 in the notes to our audited financial statements included in Part II. Item 8 in this Annual Report.

The Series A Investment

On September 16, 2022, concurrently with the execution of the Business Combination Agreement, IPAX entered into a purchase agreement (the “Series A Purchase Agreement”) with Kingstown 1740 (an existing security holder of the Company and an affiliate of the Sponsor) and Ghaffarian Enterprises, LLC (an affiliate of Kamal Ghaffarian, an Intuitive Machines founder) (collectively, the “Series A Investors”), pursuant to which, and on the terms and subject to the conditions of which, New Intuitive Machines agreed to issue and sell to the Series A Investors (i) an aggregate of 26,000 shares of Series A Preferred Stock which would be convertible into shares of New Intuitive Machines Class A Common Stock and (ii) warrants to purchase 541,667 shares of New Intuitive Machines Class A Common Stock at an initial exercise price of $15.00 per share, subject to adjustment (the “Preferred Investor Warrants”). The Series A Investment was consummated following the Domestication but immediately prior to the Closing.

Tax Receivable Agreement

On February 13, 2023, in connection with the consummation of the Transactions and as contemplated by the Business Combination Agreement, New Intuitive Machines entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with Intuitive Machines OpCo and certain members of Intuitive Machines OpCo. See Part III. Item 13. “Certain Relationships and Related Transactions, and Director Independence – Post-Business Combination Arrangements -Tax Receivables Agreement” for further information.

Equity Facility

On September 16, 2022, the Company entered into a common stock purchase agreement (the “Cantor Purchase Agreement”), dated September 16, 2022, with CF Principal Investments LLC (“CFPI”) relating to an equity facility under which shares of newly issued New Intuitive Machines Class A Common Stock may be sold to CFPI by New Intuitive Machines. Pursuant to the terms of the Cantor Purchase Agreement, New Intuitive Machines will have the right, but not the obligation, from time to time at its sole discretion, until the first day of the month following the 18-month period from and after the Commencement (as defined in the Cantor Purchase Agreement), to direct CFPI to purchase up to the lesser of (i) $50 million of newly issued New Intuitive Machines Class A Common Stock and (ii) the Exchange Cap (as defined in the Cantor Purchase Agreement), by delivering written notice to CFPI prior to the commencement of trading on any trading day, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, the Company agreed to issue 100,000 shares (the “Commitment Shares”) of New Intuitive Machines’ Class A Common Stock to CFPI. The Company entered into a registration rights agreement with CFPI, pursuant to which it agreed to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), the shares of New Intuitive Machines’ Class A Common Stock that are sold to CFPI under the equity facility and the Commitment Shares.

Subscription Agreements

On February 13, 2023, New Intuitive Machines and Intuitive Machines OpCo entered into subscription agreements with certain legacy investors in Intuitive Machines OpCo (the “SAFE Investors”) that held simple agreements for future equity (“SAFEs”) of Intuitive Machines OpCo, pursuant to which, among other things, the SAFE Investors contributed the SAFEs to Intuitive Machines and, in exchange for such contribution, New Intuitive Machines issued an aggregate of 2,066,666 shares of Class A Common Stock to the SAFE Investors (the “SAFE Exchange”). Immediately following the consummation of the SAFE Exchange, New Intuitive Machines and Intuitive Machines OpCo exchanged all of the SAFEs received by Intuitive Machines in the SAFE Exchange for 2,066,666 Intuitive Machines OpCo Common Units in a recapitalization of the SAFEs in order to maintain a one-to-one ratio of the Intuitive Machines OpCo Common Units owned by Intuitive Machines and the number of outstanding shares of New Intuitive Machines’ Class A Common Stock in accordance with the A&R Operating Agreement.

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through December 31, 2022 related to our formation and the IPO and, subsequent to the closing of the IPO, identifying a target company for an initial business combination. We have neither engaged in any operations nor generated any revenues or income during the period from inception through December 31, 2022 other than non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.  Since our IPO through December 31, 2022, we incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net loss of $190,408, which consisted primarily of interest income earned on cash and marketable securities held in Trust Account amounting to $4,833,790, offset by formation and operating costs amounting to $5,024,198.

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

Liquidity and Capital Resources

As of December 31, 2022, we had $14,932 in cash and working capital deficit of $4,082,477.

On September 30, 2021, our Sponsor agreed to provide us with loans in such amounts as may be required by us to fund our working capital requirements up to an aggregate of $250,000. On March 8, 2022, our Sponsor agreed to provide us with loans in such amounts as may be required by us to fund our working capital requirements up to an aggregate of $500,000.

On August 4, 2022, our Sponsor agreed to loan the Company up to $1,000,000 to be used for ongoing expenses reasonably related to the business of the Company and the consummation of an initial business combination pursuant to a convertible promissory note (the “Working Capital Note”).

All unpaid principal under the Working Capital Note was due and payable in full on the earlier of (i) September 24, 2023 and (ii) the effective date of an initial business combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Working Capital Note. The Sponsor had the option, at any time on or prior to the Maturity Date, to convert up to $1,000,000 outstanding under the Working Capital Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of December 31, 2022, there was $625,000 outstanding under the Working Capital Note. Subsequent to December 31, 2022, the Company drew an additional $100,000 on the Working Capital Note. The Working Capital Note was subsequently repaid at Closing.

Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing the Business Combination.

Upon the closing of the Business Combination, we received approximately $34 million of gross proceeds to fund operations. We believe that the cash available from the consummation of the Business Combination and related transactions will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve month-period from the date of the Business Combination.

Prior to the closing of the Business Combination, holders of 27,481,818 shares of Class A ordinary shares exercised their right to redeem such shares for cash at a price of approximately $10.18 per share for aggregate payments of $279,884,314. We may need to raise additional capital to fund our operations and our business plan. There can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to obtain sufficient capital, we may be required to evaluate additional alternatives in restructuring our business and our capital structure.

Financial Statements and MD&A of Intuitive Machines OpCo

In light of the consummation of the Business Combination, the historical financial statements of IPAX ceased to be representative of the consolidated financial position, results of operations, stockholders’ equity and cash flows of New Intuitive Machines. As described in the “Basis of Presentation” section of this Annual Report, in future reporting periods, our financial statements will be prepared on a consolidated basis with the financial statements of Intuitive Machines OpCo beginning on the Closing Date and will represent a continuation of the financial statements of Intuitive Machines OpCo.

The consolidated financial position, results of operations, stockholders’ equity and cash flows of Intuitive Machines OpCo as of and for the years ended December 31, 2022 and 2021 (“OpCo Financial Statements”), and management’s discussion and analysis of the OpCo Financial Statements, including known trends and uncertainties regarding the future consolidated financial position, results of operations, stockholders’ equity and cash flows of Intuitive Machines OpCo will be filed as exhibits to Amendment No. 2 to the Company’s Current Report on Form 8-K to be filed with the SEC on or about March 30, 2023.

Risks and Uncertainties

We have evaluated the impact of the COVID-19 pandemic and Russian-Ukraine war on the industry and have concluded that while it is reasonably possible that the virus and the war could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements included elsewhere in this Annual Report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on September 21, 2021, we agreed to pay Kingstown Capital Management L.P., an affiliate of our Sponsor, $15,000 per month for office space, utilities and secretarial and administrative support services. Upon the consummation of the Business Combination, we ceased paying such monthly fees.

Registration Rights

As of December 31, 2022, certain securityholders of IPAX had registration rights to require us to register a sale of any of our securities held by them and our any other securities acquired by them prior to the consummation of our initial business combination pursuant to a registration rights agreement entered into in connection with the IPO. Pursuant to the registration rights agreement and assuming $1,500,000 of Working Capital Loans were converted into additional warrants, we would have been obligated to register up to 21,588,750 Class A ordinary shares and 8,345,000 warrants. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

At the Closing, the Company, the Sponsor and certain securityholders of the Company entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the Sponsor and such securityholders were granted certain customary registration rights, on the terms and subject to the conditions therein, with respect to securities of the Company that they hold following the Business Combination. See Part III. Item 13. “Certain Relationships and Related Transactions, and Director Independence – A&R Registration Rights Agreement.”

Underwriting Agreement

We granted the underwriters a 45-day option from the effective date of the IPO to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option and purchased 2,975,000 Over-Allotment Units, generating aggregate gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

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

On November 27, 2022, in connection with the proposed Business Combination, Citi agreed to waive its entitlement to the deferred underwriting commission of $11,541,250 to which it became entitled upon completion of the Company’s IPO, subject to the completion of an initial business combination. As a result, the Company recorded $11,541,250 to additional paid-in capital in relation to the reduction of the deferred underwriter fee in the accompanying condensed financial statements. As of December 31, 2022 and December 31, 2021, the deferred underwriting fee payable was $0 and $11,541,250, respectively.

Professional Service Agreement

We reimbursed our Sponsor for services provided by one of our Sponsor’s employees who served as our Chief of Staff (“COS”). The COS received $12,500 per month for services rendered, commencing September 25, 2021, through the closing of our initial business combination. For the year ended December 31, 2022, we recorded $191,668 of compensation for services provided. As of December 31, 2022, there was $0 due to the COS. Upon the consummation of the Transactions, the professional services agreement was terminated.

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

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Transaction costs amounted to $26,658,313, consisting of $4,595,000 of underwriting commissions, $11,541,250 of deferred underwriting commissions, $9,680,125 of excess fair value of founder shares, and $841,938 of other offering costs, with $23,439 included in the statements of operations as an allocation for the over-allotment option, $24,538,134 included in temporary equity as an allocation for the Class A ordinary shares subject to redemption, and $2,096,740 included in additional paid-in capital as an allocation for the Class A ordinary shares not subject to redemption, the Public Warrants and the Private Placement Warrants.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity.

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

Related Party Redemption Waiver Agreement

In September 2021, we entered into a redemption waiver agreement with one of our Anchor Investors, Kingstown 1740, whereby Kingstown 1740 agreed to waive its redemption rights on 1,386,989 Class A ordinary shares it held. These Class A ordinary shares are classified as shareholders’ equity in the financial statements included in this Annual Report.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statements of operations include a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. Net loss per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the year ended December 31, 2022 and for the period from January 27, 2021 (Inception) to December 31, 2021, by the weighted average number of Class A ordinary shares outstanding since original issuance. We have not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,332,500 of our Class A ordinary shares in the calculation of diluted loss per share, since their exercise is contingent upon future events. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income or loss attributable to Class A ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A non-redeemable ordinary shares and Class B non-redeemable ordinary shares, which include the Founder Shares, do not have any redemption features and do not participate in the income or losses of the Trust Account. At December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The FPA was terminated on November 30, 2022.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report, the effectiveness of IPAX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that IPAX’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). IPAX’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. IPAX’s internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth, as of March 30, 2023, the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers:
Stephen Altemus(3)	59	Chief Executive Officer and Director
Erik Sallee	42	Chief Financial Officer
Timothy Crain	50	Chief Technology Officer
Directors:
Dr. Kamal Ghaffarian(3)	64	Chairman
Michael Blitzer(1)(2)	45	Director
Lieutenant General William Liquori(1)	53	Director
Robert Masson(1)(2)	54	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee

Stephen Altemus.    Mr. Altemus has served as our Chief Executive Officer and a member of our Board since February 13, 2023 and has served as the Chief Executive Officer of Intuitive Machines OpCo since 2012. Mr. Altemus is also our co-founder and president. Prior to founding Intuitive Machines, in December 2012, Mr. Altemus was appointed to serve as the Deputy Director of NASA’s Johnson Space Center (“JSC”), a position he held until June 2013. Formerly Director of Engineering from July 2006 to December 2012, Mr. Altemus served as the leader and steward of JSC’s engineering capabilities in support of NASA’s human spaceflight programs, projects, and technology activities. Mr. Altemus is also a director of Intuitive Aviation, a subsidiary of Intuitive Machines.

Mr. Altemus received a B.S. in Aeronautical Engineering from Embry Riddle Aeronautical University where he now serves as a member on the Engineering Advisory Board, and an M.S. in Engineering Management from the University of Central Florida. He joined NASA’s Kennedy Space Center and the Space Shuttle Program in 1989 where he held progressively more responsible positions working in Space Shuttle operations, launch, and landing activities. He served as the Columbia Reconstruction Director after the loss of the Space Shuttle Columbia on February 1, 2003. In January 2005, he joined JSC serving as the Deputy Director of Engineering and was subsequently selected as Director in July 2006. Mr. Altemus is well qualified to serve on our Board due to his role as our Chief Executive Officer, his depth of knowledge of us and our operations, his acute business judgment and extensive familiarity with the business in which we compete.

Dr. Kamal Ghaffarian.     Dr. Ghaffarian has served as the Chairman of our Board since February 13, 2023. Throughout his 35-plus year career, Dr. Ghaffarian has created multiple successful companies and has extensive experience working at the intersection of government contracting and technological innovation.

Dr. Ghaffarian started his entrepreneurial career in 1994 by founding Stinger Ghaffarian Technologies, Inc., a government services company focusing on IT, engineering, and science applications. Dr. Ghaffarian has also held numerous technical and management positions at Lockheed Martin, Ford Aerospace and Loral. Dr. Ghaffarian has obtained two Bachelor of Science degrees, including a B.S. in Computer Science in Engineering and a B.S. in Electronics Engineering, an M.S. in Science in Information Management, a Ph.D. in Management Information System and a Ph.D. in Technology.

Dr. Ghaffarian is the co-founder and chairman of the Company and a number of companies including IBX, Axiom Space, X energy and Quantum Space. Dr. Ghaffarian is well qualified to serve on our Board due to his role as our Chairman, his extensive experience in the field and deep understanding of company leadership.

Erik Sallee.    Mr. Sallee has served as our Chief Financial Officer since February 13, 2023 and has served as Intuitive Machines OpCo’s Chief Financial Officer since April 2021. Mr. Sallee brings extensive experience as a finance executive in the aerospace sector. Prior to this, Mr. Sallee was the Corporate Controller for Blue Origin, LLC where he oversaw treasury, tax, accounting, audit compliance, financial systems, and pricing. From 2015-2018, Mr. Sallee was a division Chief Financial Officer for L3 Technologies, a software and aerospace Company. From 2011-2015 Mr. Sallee worked at Raytheon in positions of increasing responsibility including Chief Financial Officer of Raytheon Solipsys, an international software company. Before moving to the industry, Mr. Sallee worked at Deloitte and was an officer in the U.S. Marine Corps where he received several awards including a Navy and Marine Corps Achievement Medal with Combat Distinguishing Device in 2005.

Mr. Sallee received an MBA and M.S. in Business and Finance from University of Maryland College Park, Smith School of Business and a B.S. in Political Science from Vanderbilt University. Mr. Sallee is a licensed Certified Public Accountant (CPA).

Dr. Timothy Crain.    Dr. Crain has served as our Chief Technology Officer since February 13, 2023 and has served as Intuitive Machines OpCo’s Chief Technology Officer since May 25, 2021. Dr. Crain previously served as Intuitive Machines OpCo’s vice president of research and development since co-founding the Company in 2013 with Mr. Altemus and Dr. Ghaffarian.

Dr. Crain received his Ph.D. in aerospace engineering from the University of Texas at Austin where he was a National Science Foundation Graduate Fellow and Assistant Instructor. He began his professional career in 2000 at NASA’s JSC where he was a lead engineer in the Engineering Directorate’s Aeroscience and Flight Mechanics Division. During his tenure at JSC he worked on the navigation design for Mars Science Lander and was the Orbit Guidance, Navigation, and Control System Manager for the Orion spacecraft. In 2009, Dr. Crain became the Flight Dynamics lead for NASA’s Project Morpheus. Dr. Crain left the NASA civil service in June 2013 to co-found Intuitive Machines.

Dr. Crain is a recipient of the NASA JSC Center Director’s Commendation Award, the Outstanding Young Texas Ex Award, UT Outstanding Young Engineering Graduate Award, Orion Flight Dynamics Leadership Award, and a finalist for the NASA Rotary Mid-Career Stellar Award. Dr. Crain is a board member of Penumbra, LLC.

Michael Blitzer.    Mr. Blitzer has served as a member of our Board since February 13, 2023. Mr. Blitzer had served as the co-Chief Executive Officer of IPAX since February 2021 and a director of IPAX since January 2021 until the closing of the Business Combination on February 13, 2023. Mr. Blitzer is the founder and co-Chief Information Officer of Kingstown Capital Management, which he founded in 2006 and grew to a multi-billion asset manager with some of the world’s largest endowments and foundations as clients. At Kingstown, Mr. Blitzer oversaw and participated in nearly all of the firm’s investment decisions including countless public and private investments in the consumer and technology industries. Mr. Blitzer brings an in-depth understanding of public markets and has invested in a variety of corporate transactions such as spin-offs, rights offerings, public offerings, privatizations and mergers & acquisitions. He was also a public company director of Signature Group Holdings after its exit from bankruptcy in 2011, where he also sat on the audit committee, and was on the board of directors of the European mutual fund TREND AD.

Mr. Blitzer began his Wall Street career at J.P. Morgan Securities in 1999 advising companies globally in private debt and equity capital raises followed by work at the investment fund, Gotham Asset Management. Mr. Blitzer taught courses in Investing at Columbia Business School for five years in the 2010s. He holds an MBA from Columbia Business School and a BS from Cornell University where he received the Cornell Tradition Fellowship. Mr. Blitzer currently sits on the Executive Advisory Board of the Heilbrunn Center for Graham & Dodd Investing at Columbia Business School and is a trustee of Greens Farms Academy in Westport, CT where he is also Treasurer and Chair of the Investment Committee. Mr. Blitzer is well qualified to serve on our Board due to his role as IPAX.’s co-Chief Executive Officer and his experience with public companies.

Lieutenant General William J. Liquori.    Lieutenant General Liquori has served as a member of our Board since February 13, 2023. Lieutenant General Liquori retired as a Lieutenant General from the United States Space Force in 2022, after over thirty years of distinguished service in both the U.S. Air Force and Space Force. Lieutenant General Liquori served as the Space Force’s first Chief Strategy and Resourcing Officer. Lieutenant General Liquori also led the development of the Space Force international engagement strategy; served as the lead policy interface to the Office of the Secretary of Defense, National Security Council and the National Space Council.

Lieutenant General Liquori entered the Air Force as a distinguished graduate of the Air Force ROTC program at Boston University. His career included numerous positions in Air Force Space Command, the National Reconnaissance Office, the Air Force Secretariat, U.S. European Command, the Office of the Secretary of Defense, and the White House as Director for Space Policy on the National Security Council staff. During his time at the White House, Liquori served two Presidents of the United States, was the lead author for the 2018 National Space Strategy, served as the primary NSC interface to the National Space Council, co-led the 2018 U.S.-Japan Comprehensive Dialogue on Space, and supported the early policy work leading to the establishment of the United States Space Force. He has commanded a space operations squadron and the 50th Space Wing.

Lieutenant General Liquori graduated from Boston University in 1991 with a Bachelor of Arts in Computer Science. In 1996, Lieutenant General Liquori earned a Master’s Degrees from Webster University in Computer Resources and Information Management. From 2004-2005, Lieutenant General Liquori proceeded to Air University where he received Master’s Degrees in Airpower Art & Science and Air & Space Power Strategy. Then, in 2009, Lieutenant General Liquori attended the Marine Corps University where he received a Master’s degree in Strategic Studies. Lieutenant General Liquori is well qualified to serve on our Board due to his profound knowledge of the field and extensive leadership expertise.

Robert L. Masson. Mr. Masson has served as a member of our Board since February 13, 2023. Mr. Masson was appointed Chief Financial Officer of Latham Group, Inc. in June 2022. As Chief Financial Officer of Latham Group, Inc., Mr. Masson is responsible for planning, implementing, managing, and controlling all financial-related activities for the company.

Mr. Masson is a skilled finance executive with nearly 20 years of experience in the aerospace, defense, and industrial sectors. Before joining Latham Group, Inc., Mr. Masson served as Executive Vice President and Chief Financial Officer of Hypertherm, Inc., where he oversaw the company’s global financial, information technology, and legal operations. From 2016-2018, Mr. Masson was Vice President of Finance at Flowserve, where he led the company’s operational finance, operational accounting, and corporate financial planning and analysis teams. From 2003-2016, he served in various finance leadership roles at Raytheon Technologies, including Chief Financial Officer roles for several of the company’s business units.

Mr. Masson began his career as a Lieutenant and Naval Aviator for the United States Navy, where he worked from 1992-2001. Mr. Masson holds a Bachelor of Science degree in Economics from the United States Naval Academy and a Master of Business Administration from Harvard Business School. Mr. Masson currently serves as a director for Tech-Etch, Inc. where he is chair of the audit committee. Mr. Masson is well qualified to serve on our Board because of his numerous years of experience in finance and the aerospace industry and his knowledge as a director.

Corporate Governance

Audit Committee

We have a separately designated standing audit committee that consists of Lieutenant General William Liquori, Michael Blitzer and Robert Masson, with Mr. Masson serving as chair. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our board has determined that each member of our audit committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act applicable to audit committee members. In addition, our Board has determined that Michael Blitzer qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website, https://www.intuitivemachines.com/investors, under the “Corporate Governance” section.

We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website rather than by filing a Current Report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

During 2022, our compensation committee was comprised of former directors of IPAX, Paula Sutter and Nicholas Shekerdemian. No member of the compensation committee was at any time during fiscal year 2022, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our compensation committee.

Item 11. Executive Compensation.

Executive and Director Compensation of IPAX

Prior to the Consummation of the Transactions

As of December 31, 2022, IPAX had three executive officers, Michael Blitzer (Co-Chief Executive Officer and Director), Guy Shannon (Co-Chief Executive Officer and Director), and Brian Pitz (Chief Financial Officer and Director). Upon the consummation of the Transactions, and in accordance with the terms of the Business Combination Agreement, each of the IPAX executive officers ceased serving in such capacities.

We entered into an agreement with the Sponsor whereby, commencing on September 21, 2021 through the earlier of the consummation of an initial business combination and our liquidation, we agreed to pay Kingstown Capital Management L.P., an affiliate of the Sponsor, $15,000 per month for administrative and support services provided to members of our management team. For the period from September 21, 2021 to December 31, 2022, we incurred $228,000 of administrative services under this arrangement. Additionally, following our IPO, we also reimbursed the Sponsor for services provided by one of the Sponsor’s employees who served as our chief of staff at the rate of $12,500 per month. In connection with the consummation of the Business Combination, these agreements were terminated. See Note 5 in the notes to the audited financial statements in this Annual Report for further information.

No other compensation of any kind, including finder’s and consulting fees, was paid by IPAX to its Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations.

Executive and Director Compensation of Intuitive Machines

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2022, our “named executive officers” and their positions were as follows:

●	Stephen Altemus, President and Chief Executive Officer;

●	Timothy Crain, Chief Technology Officer; and

●	Erik Sallee, Chief Financial Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Stephen Altemus	2022	490,954	150,000	—	10,675	651,629
President & CEO(4)	2021	379,663	100,000	—	8,700	488,363
Timothy Crain	2022	359,805	100,000	—	10,675	470,480
Chief Technology Officer(5)	2021	313,368	75,000	—	8,700	397,068
Erik Sallee	2022	366,923	100,000	—	1,212	468,135
Chief Financial Officer(6)	2021	234,808	60,000	90,193	3,046	388,047

(1)	Amounts reflect annual discretionary bonuses paid to the named executive officers for services performed during the applicable year. The bonuses earned with respect to 2022 are further described below in “— 2022 Bonuses.”
(2)	Amounts reflect the full grant-date fair value of stock options granted during the applicable year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to executive officers in the notes to the consolidated financial statements of Intuitive Machines OpCo included in Amendment No. 2 to our Current Report on Form 8-K filed on or about March 30, 2023.
(3)	Amounts reflect the Company’s 401(k) plan matching contributions.
(4)	Effective on September 3, 2022, Mr. Altemus’ base salary rate was increased from $380,359 to $699,377.
(5)	Effective on September 3, 2022, Mr. Crain’s base salary rate was increased from $313,943 to 429,640.
(6)	Mr. Sallee commenced employment as our Chief Financial Officer effective, April 12, 2021; therefore, certain amounts for Mr. Sallee for 2021, such as base salary, reflect a partial year of service. Effective on September 3, 2022, Mr. Sallee’s base salary rate was increased from $330,000 to $450,000.

Narrative to Summary Compensation Table

2022 Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2022 annual base salaries for our named executive officers were increased from $380,359 for Mr. Altemus, $313,943 for Mr. Crain, and $330,000 for Mr. Sallee, to $699,377, $429,640, and $450,000, respectively, effective September 3, 2022. The actual base salaries earned by our named executive officers for services in 2022 are set forth above in the Summary Compensation Table in the column entitled “Salary.”

2022 Bonuses

Our named executive officers were eligible to earn discretionary cash bonuses for calendar year 2022, as determined by the Board of Managers of Intuitive Machines OpCo. For 2022, Messrs. Altemus and Crain were eligible to receive a discretionary annual bonus as determined by the Board of Managers, and Mr. Sallee was eligible to receive an annual bonus of up to 30% of his base salary. Based on a review of our performance for 2022 and each named executive officer’s individual performance and contributions to our success, the Board of Managers approved the bonus amounts set forth in the Summary Compensation Table in the column entitled “Bonus.”

Equity Compensation

Historical Equity Grants

Prior to the Transactions, we offered awards of options to purchase non-voting class B membership interests of Intuitive Machines OpCo to eligible service providers, including certain of our named executive officers, pursuant to the Intuitive Machines, LLC 2021 Unit Option Plan (the “2021 Plan”). In connection with the consummation of the Transactions, the options were recapitalized into options to purchase Intuitive Machines OpCo Common Units. Following the consummation of the Transactions, awards will not be granted under the 2021 Plan. For additional information about the 2021 Plan, please see the section titled “— 2021 Unit Option Plan” below.

In 2022 we did not award any stock options pursuant to the 2021 Plan to any of our named executive officers. Messrs. Altemus and Crain do not hold stock options or any other compensatory equity awards.

Intuitive Machines Incentive Plan

In connection with the consummation of the Transactions, we adopted the Intuitive Machines Incentive Plan in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. We expect to grant equity-based compensation to our employees, including our named executive officers, and our directors pursuant to the Intuitive Machines Incentive Plan.

Other Elements of Compensation

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

●	medical, dental and vision benefits;

●	health savings and flexible spending accounts;

●	short-term and long-term disability insurance;

●	basic life and accidental death and dismemberment insurance;

●	accident and critical illness insurance; and

●	term life insurance.

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of Units underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephen Altemus	—	—	—	—	—
Timothy Crain	—	—	—	—	—
Erik Sallee	June 14, 2021(1)	100,000	200,000	1.00	June 14, 2031

(1)	This stock option vests and becomes exercisable in equal annual installments over three years from the applicable grant date, subject to Mr. Sallee’s continued service. In addition, if Mr. Sallee’s continuous service is terminated by us without “cause,” Mr. Sallee will vest in the portion of the option that would have otherwise vested on the next anniversary of June 14, 2021.

Executive Compensation Arrangements

On March 20, 2021, we entered into an offer letter with Erik Sallee to serve as our Chief Financial Officer. Mr. Sallee’s employment under the offer letter is at-will and will continue until terminated at any time by either party. Pursuant to his offer letter, Mr. Sallee is entitled to receive an annual base salary of $330,000 per year; as described above, Mr. Sallee’s annual base salary was increased effective September 3, 2022 to $450,000. In addition, Mr. Sallee is eligible to participate in the 2021 Plan and in the health and welfare benefit plan and programs maintained by us for the benefit of our employees.

Mr. Sallee is eligible to earn annual cash bonuses under our bonus program, based on the achievement of individual and/or our performance goals. Under the offer letter, Mr. Sallee’s target bonus opportunity is 30% of his annual base salary.

In connection with entering into his offer letter, Mr. Sallee entered into our standard form of confidentiality agreement, which provides for a non-disclosure covenant that lasts during employment and for five years thereafter, an employee and client/customer non-solicitation covenant that lasts during employment and for two years thereafter.

Messrs. Altemus or Crain are not, and were not in 2021 or 2022, parties to employment agreements.

Director Compensation

In 2022, we paid a $400,000 service fee to one of our executives and founders who is a member of our Board of Managers, Dr. Kamal Ghaffarian, to compensate him for his services as Executive Chairman. He did not receive any additional compensation for services provided as a director.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Dr. Kamal Ghaffarian	400,000	400,000

In connection with the consummation of the Transactions, we approved and implemented a compensation program (the “Director Compensation Program”) for our non-employee directors (each, an “Eligible Director”) that consists of annual cash retainer fees and long-term equity awards. The material terms of the Director Compensation Program are described below.

The Director Compensation Program consists of the following components:

Cash Compensation:

●	Annual Retainer: $55,000

●	Annual Committee Chair Retainer:

●	Audit: $20,000

●	Compensation: $15,000

●	Nominating and Corporate Governance: $10,000

●	Annual Committee Member (Non-Chair) Retainer:

●	Audit: $10,000

●	Compensation: $7,500

●	Nominating and Corporate Governance: $5,000

The annual cash retainer will be paid in quarterly installments in arrears. Annual cash retainers will be pro-rated for any partial calendar quarter of service.

Equity Compensation:

●	Initial Grant: Each Eligible Director who is initially elected or appointed to serve on our Board after our annual meeting of stockholders in calendar year 2024 automatically will be granted a restricted stock unit award covering shares of our Class A Common Stock (each, an “RSU Award”) with an aggregate value of $155,000, pro-rated for the number of days that have elapsed since the last occurring annual meeting.

Each Initial Grant will be granted on the date on which such Eligible Director is appointed or elected to serve on the Board, will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

●	Annual Grant: An Eligible Director who is serving on our Board as of the date of an annual meeting of stockholders (beginning with calendar year 2024) will be granted, on the date of such annual meeting, an RSU Award with an aggregate value of $155,000.

Each Annual Grant will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

In addition, each equity award granted to an Eligible Director under the Director Compensation Program will vest in full immediately prior to the occurrence of a “change in control” (as defined in the Intuitive Machines Incentive Plan). Compensation under the Director Compensation Program will be subject to the annual limits on non-employee director compensation set forth in the Intuitive Machines Incentive Plan.

Equity Incentive Plans

2021 Unit Option Plan

Intuitive Machines OpCo currently maintains the Intuitive Machines, LLC 2021 Unit Option Plan, referred to in this prospectus as the 2021 Plan. We historically offered awards of options to eligible service providers, including our named executive officers, pursuant to the 2021 Plan. In connection with the consummation of the Transactions and the adoption of the Intuitive Machines Incentive Plan, we amended and restated the 2021 Plan to reflect the Transactions and to provide that, following the consummation of the Transactions, awards may not be granted under the 2021 Plan. The material terms of the 2021 Plan are summarized below.

Eligibility and Administration

Our employees, directors, consultants and other service providers are eligible to receive grants of options under the 2021 Plan. The 2021 Plan is administered by our Board of Managers. Subject to the provisions of the 2021 Plan, the plan administrator has the authority and discretion to take any actions it deems necessary or advisable for the administration of the 2021 Plan.

Limitation on Awards and Units Available

Prior to the Transactions, an aggregate 6,125,000 Units were authorized for issuance under the 2021 Plan; following the Transactions this amount was adjusted to Intuitive Machines OpCo Common Units. If an award (i) expires or terminates without having been exercised in full or (ii) is settled in cash, such expiration, termination or settlement shall not reduce the number of units that may be issued pursuant to the 2021 Plan. In the event that any units issued pursuant to an award are forfeited because of the failure to meet a contingency or condition required to vest, such units shall revert and again become available for issuance under the 2021 Plan.

Awards

The 2021 Plan provides for the grant of awards of options. The terms and conditions of outstanding options under the 2021 Plan are set forth in award agreements, including any applicable vesting and payment terms and post-termination exercise limitations. Awards of options provide for the purchase of units, in the future at an exercise price set on the grant date; following the Transactions, outstanding options were adjusted to cover Intuitive Machines OpCo Common Units. The exercise price of an option may not be less than 100% of the fair market value of the underlying units on the grant date (as adjusted to reflect the Transactions). The term of an option may not be longer than ten years.

Certain Transactions

In the event of certain changes in our capitalization such as a recapitalization, equity split or reorganization, the plan administrator will make appropriate and proportionate adjustments to the classes and maximum number of securities subject to the 2021 Plan and to the classes, number of securities and exercise price subject to outstanding awards. In the event of a corporate transaction, which includes us being a party to a merger or consolidation, or the sale of substantially all of our assets, the plan administrator has discretion to (i) provide that outstanding awards be continued or assumed or substituted by the acquiring or surviving entity, (ii) provide for the assignment of any reacquisition or repurchase rights to the acquiring or surviving entity, (iii) provide that all outstanding awards become fully vested and exercisable at a date prior to the corporate transaction, with such awards terminating if not exercised at or prior to the effective time of the corporate transaction, (iv) arrange for the lapse of any reacquisition or repurchase rights with respect to the award, (v) provide for the cancellation of outstanding awards to the extent not vested or exercised in exchange for such cash consideration, if any, as the Board of Managers, in its sole discretion may consider appropriate, or (vi) provide for payment in such form as may be determined by the Board of Managers equal to the excess, if any, of (A) the consideration the holder of the award would have received upon exercise of the award, over (B) any exercise price payable in connection with such exercise.

Intuitive Machines Incentive Plan

On February 13, 2023, in connection with the consummation of the Transactions, we adopted the Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “Intuitive Machines Incentive Plan”) under which Intuitive Machines and its affiliates may grant cash and equity incentive awards to its eligible service providers in order to attract and retain key personnel.

Certain current employees, directors, advisors or consultants, or prospective employees, directors, or consultants who have accepted offers of employment or consultancy, of Intuitive Machines or its affiliates, including Intuitive Machines OpCo, are eligible to participate in the Intuitive Machines Incentive Plan. The Intuitive Machines Incentive Plan is administered by a compensation committee of at least two people appointed by the Intuitive Machines (or, if no such committee has been appointed, the Board), which may delegate its duties and responsibilities to one or more officers of Intuitive Machines or any affiliate (referred to collectively as the “plan administrator”), subject to the limitations imposed under the Intuitive Machines Incentive Plan and applicable laws. The plan administrator has the authority to take all actions and make all determinations under the Intuitive Machines Incentive Plan, to interpret the Intuitive Machines Incentive Plan and award agreements, and to establish, amend, suspend, or waive any rules and regulation for proper administration of the Intuitive Machines Incentive Plan as it deems necessary or advisable. The plan administrator also has the authority to determine which eligible participants receive awards, grant awards, and set the terms and conditions of all awards under the Intuitive Machines Incentive Plan, including any vesting provisions, subject to the conditions and limitations in the Intuitive Machines Incentive Plan.

We have reserved a total of 12,706,811 shares of our Class A Common Stock for issuance pursuant to the Intuitive Machines Incentive Plan and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the Intuitive Machines Incentive Plan is 12,706,811, in each case, subject to certain adjustments set forth therein. The foregoing share limits under the Intuitive Machines Plan are, in each case, subject to certain adjustments set forth therein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth beneficial ownership of our common stock as of March 23, 2023 by:

●	each person who is known to be the beneficial owner of more than 5% of shares of our common stock;

●	each of our current named executive officers and directors; and

●	all current executive officers and directors as a group.

The information below is based on an aggregate of 14,748,598 shares of Class A Common Stock, 10,566 shares of Class B Common Stock and 68,140,188 shares of Class C Common Stock issued and outstanding as of March 23, 2023. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including warrants that are currently exercisable or exercisable within 60 days. Voting power represents the combined voting power of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock owned beneficially by such person. On all matters to be voted upon, holders of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval and holders of Class C Common Stock are entitled to three votes per share on all matters submitted to the stockholders for their vote or approval.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock	% of Ownership	Number of Shares of Class B Common Stock	% of Ownership	Number of Shares of Class C Common Stock	% of Ownership	Number of Shares of Class A, Class B and Class C Common Stock	% of Total Voting Power
5% Holders
Guy Shanon(2)(3)	19,876,250	78.8	—	—	—	—	19,876,250	9.1
Inflection Point Holdings LLC(3)	15,088,750	69.9	—	—	—	—	15,088,750	6.9
Kingstown Capital Management, LP(2)(3)	19,876,250	78.8	—	—	—	—	19,876,250	9.1
Kingstown Management GP, LLC(2)(3)	19,876,250	78.8	—	—	—	—	19,876,250	9.1
Directors and Executive Officers of Intuitive Machines
Stephen Altemus(4)(8)	—	—	—	—	15,994,866	23.5	15,994,866	21.9
Kamal Ghaffarian(5)(8)	520,834	3.4			42,015,518	61.7	42,536,352	57.7
Timothy Crain(6)(8)	—	—	—	—	10,129,804	14.9	10,129,804	13.9
Erik Sallee(7)(8)	—	—	—	—	—	—	—	—
Michael Blitzer(2)(3)	19,876,250	78.8	—	—	—	—	19,876,250	9.1
Lieutenant General William Liquori	—	—	—	—	—	—	—	—
Robert Masson	—	—	—	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	20,397,084	82.2	—	—	68,140,188	100.0	88,537,272	100.0

(1)	Unless otherwise noted, the business address of each of those listed in the table above is c/o Intuitive Machines, LLC, 3700 Bay Area Blvd, Houston, TX 77058.

(2)	Inflection Point Holdings LLC is the record holder of such shares. Kingstown Capital Management, L.P. (“KCM”) is the manager of Inflection Point Holdings LLC and shares voting and investment discretion with respect to the Inflection Point Ordinary Shares held of record by Inflection Point Holdings LLC. Kingstown Management GP LLC (“KMGP”) is the general partner of KCM and shares voting and investment discretion with respect to the Inflection Point Ordinary Shares held of record by Inflection Point Holdings LLC. Michael Blitzer and Guy Shanon are the Managing Members of KMGP and share voting and investment discretion with respect to the Inflection Point Ordinary Shares held of record by Inflection Point Holdings LLC. Each of KMGP, KCM, Michael Blitzer and Guy Shanon disclaims any beneficial ownership of the securities held by Inflection Point Holdings LLC other than to the extent of any pecuniary interest it or he, as applicable, may have therein, directly or indirectly. The principal business office of Kingstown Capital Management and Kingstown Management GP, LLC is c/o Inflection Point Acquisition Corp., 34 East 51st Street, 5th Floor, New York, New York 10022.

(3)	Inflection Point Holdings LLC and Kingstown 1740 are the record holders of such shares. KCM is the manager of Inflection Point Holdings LLC and the investment manager of Kingstown 1740. KMGP is the general partner of KCM. Kingstown Capital Partners LLC (“KCP”) is the general partner of Kingstown 1740. Mr. Blitzer and Mr. Shanon are the managing members of KMGP and KCP. KCM, KMGP, KCP, Mr. Blitzer and Mr. Shanon share voting investment discretion with respect to the securities held by Inflection Point Holdings LLC and Kingstown 1740. Each of KCM, KMGP, KCP, Mr. Blitzer and Mr. Shanon disclaims beneficial ownership over any securities directly held by Inflection Point Holdings LLC and Kingstown 1740 other than to the extent of its/his respective pecuniary interest therein, directly or indirectly. Such amounts consist of (A) the following securities owned by the Inflection Point Holdings LLC (i) 8,243,750 shares of Class A Common Stock received in exchange for the Inflection Point Class A Ordinary Shares issued upon conversion of the Founder Shares, (ii) 6,845,000 shares of Class A Common Stock underlying 6,845,000 Warrants and which will be exercisable within 60 days of the Closing Date and (B) the following securities owned by Kingstown 1740 (i) 1,150,000 shares of Class A Common Stock, (ii) 1,450,000 shares of Class A Common Stock underlying Warrants and which will be exercisable within 60 days of the Closing Date, (iii) 1,750,000 shares of Class A Common Stock issuable upon conversion of 21,000 shares of Series A Preferred Stock at the initial conversion price that Kingstown 1740 has committed to purchase and which will be convertible within 60 days of the Closing Date (without giving effect to the 9.9% beneficial ownership blocker described in the form of Certificate of Designation (the “Certificate of Designation”)) and (iv) 437,500 shares of Class A Common Stock issuable upon exercise of Preferred Investor Warrants that Kingstown 1740 committed to purchase and which will be convertible within 60 days of the Closing Date (without giving effect to the 9.9% beneficial ownership blocker described in the form of Preferred Investor Warrant). The principal business office of Inflection Point Holdings LLC is c/o Inflection Point Acquisition Corp., 34 East 51st Street, 5th Floor, New York, New York 10022.

(4)	Reflects 15,994,866 Intuitive Machines OpCo Common Units and a corresponding number of shares of C Common Stock held of record by a revocable trust of which Mr. Altemus is a trustee and exercises investment discretion.

(5)	Consists of (i) 1,954,313 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class C Common Stock held of record by GM Enterprises, LLC, (ii) 1,344,496 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class C Common Stock held of record by Intuitive Machines KG Parent, LLC and (iii) 38,716,709 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class C Common Stock held of record by Ghaffarian Enterprises, LLC. Dr. Kamal Ghaffarian may also be deemed to beneficially own (i) 416,667 shares of Class A Common Stock issuable upon conversion of 5,000 shares of Series A Preferred Stock at the initial conversion price that Ghaffarian Enterprises, LLC committed to purchase and which will be convertible within 60 days of the Closing Date (without giving effect to the 9.9% beneficial ownership blocker described in the form of Certificate of Designation) and (ii) 104,167 shares of Class A Common Stock issuable upon exercise of Preferred Investor Warrants that Ghaffarian Enterprises, LLC has committed to purchase and which will be convertible within 60 days of the Closing Date (without giving effect to the 9.9% beneficial ownership blocker described in the form of Preferred Investor Warrant). Dr. Kamal Ghaffarian is the sole trustee of a revocable trust, which is the sole member of each of Ghaffarian Enterprises, LLC, GM Enterprises, LLC and Intuitive Machines KG Parent, LLC. As a result, Dr. Kamal Ghaffarian may be deemed to share beneficial ownership of the securities reported herein, but disclaims beneficial ownership. The principal business office of Dr. Kamal Ghaffarian is 5937 Sunnyslope Drive, Naples, FL 34119. The principal business office of each of Ghaffarian Enterprises, LLC, GM Enterprises, LLC and Intuitive Machines KG Parent, LLC is 801 Thompson Avenue, Rockville, MD 20852.

(6)	Reflects 10,129,804 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class C Common Stock.

(7)	Mr. Sallee may be deemed to beneficially own 55,624 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class B Common Stock issuable upon the exercise of stock options that vest within 60 days of the Closing Date.

(8)	Each Intuitive Machines OpCo Common Unit, when paired with one share of Class B Common Stock or one share of Class C Common Stock, will be exchangeable, in tandem with the cancellation of the paired share of Class B Common Stock or share of Class C Common Stock, for one share of Class A Common Stock. After the expiration of the Lock-Up Period (as defined the A&R Registration Rights Agreement), holders of Intuitive Machines OpCo Common Units will be permitted to exchange such Intuitive Machines OpCo Common Units (along with the cancellation of the paired share of Class B Common Stock or share of Class C Common Stock) for shares of Class A Common Stock on a one-for-one basis pursuant to the A&R Operating Agreement (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or at the election of Intuitive Machines, Inc. (determined by a majority of the directors of Intuitive Machines, Inc. who are disinterested with respect to such determination), cash from a substantially concurrent public offering or private sale in an amount equal to the net amount, on a per share basis, of cash received as a result of such public offering or private sale.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Intuitive Machines OpCo Pre-Business Combination Arrangements

Our Relationship with Axiom Space

Dr. Kamal Ghaffarian, our co-founder and chairman, is a co-founder and current member of management of Axiom Space, Inc. (“Axiom Space”). Axiom Space uses our services in the ordinary course of its space infrastructure development activities. As such, revenues related to Axiom Space are incurred in the normal course of business and amounts are settled under normal business terms. For the fiscal year ended December 31, 2022 and 2021, we generated $1,558,000 and $851,000 in revenue from transactions with Axiom Space, respectively, primarily related to the provision of engineering services. As of December 31, 2022 and December 31, 2021, there were approximately $836,000 and $380,000 of affiliate accounts receivable related to transactions with Axiom Space, respectively.

Our Relationship with IBX, LLC

Dr. Kamal Ghaffarian, the co-founder and executive chairman, is a co-founder and current member of management of IBX, LLC (“IBX”). IBX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. We rely on IBX for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX are incurred in the normal course of business and amounts are settled under normal business terms. For year ended December 31, 2022 and 2021, we had $2,125,000 and $366,000 in expenses with IBX, respectively, related to these management fees. As of December 31, 2022 and 2021, there were $367,000 and $218,000, respectively, of affiliate accounts payable related to IBX expenses.

Our Relationship with KBR, Inc.

On November 12, 2020, KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries, made an initial investment in one of our operating subsidiaries, Space Network Solutions, LLC (“Space Network Solutions”), resulting in a 10% ownership by KBR of Space Network Solutions as of the date of such investment. As of December 31, 2022, KBR held approximately 10% of the equity of Space Network Solutions. In the ordinary course of business, we regularly provide engineering services to KBR.  For the years ended December 31, 2022, 2021 and 2020, we generated $1,860,000, $1,342,000 and $114,000, respectively, of revenue from KBR related to the provision of such engineering services to KBR. As of December 31, 2022 and December 31, 2021, there was $293,000 and $333,000, respectively, of affiliate accounts receivable related to revenue generated from transactions with KBR.

Our Relationship with Penumbra, LLC

On November, 2019, certain members of our management team formed Penumbra, LLC as an Isle of Man entity. The sole purpose of forming Penumbra, LLC was to permit us to obtain required licenses for its Lunar Data Network line of business to operate in the ordinary course. As of December 31, 2022, we owed approximately $54,000 to Penumbra, LLC related to the procurement of licenses. As of December 31, 2022, no member of our management team has received any financial benefit from its ownership interest in Penumbra, LLC, other than expense reimbursements incurred in the ordinary course.

Employment Arrangement with an Immediate Family Member of a member of our Board and Chief Executive Officer

Joe Altemus, the son of Stephen Altemus, member of our Board and Chief Executive Officer, is a Mechanical Systems Engineer at Intuitive Machines. Mr. Altemus’ compensation is based on reference to external market practice of similar positions or internal pay equity when compared to the compensation paid to employees in similar positions who were not related to a member of our Board and Chief Executive Officer.

Post-Business Combination Arrangements

In connection with the Business Combination Agreement, certain agreements were entered into. These agreements include:

Tax Receivable Agreement

In connection with the consummation of the Transactions, we entered into a Tax Receivable Agreement with Intuitive Machines OpCo and certain members of Intuitive Machines OpCo that will provide for payment to such members of Intuitive Machines OpCo of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of:

●	existing tax basis in certain assets of Intuitive Machines OpCo and certain of its direct or indirect subsidiaries that are treated as a partnership or disregarded entity for U.S. federal, and applicable state and local, income tax purposes (but excluding any such subsidiary to the extent it is directly or indirectly held by or through any entity treated as a corporation for U.S. federal, and applicable state and local, income tax purposes);

●	tax basis adjustments resulting from future redemptions or exchanges of Intuitive Machines OpCo Common Units from the Intuitive Machines Members or certain distributions (or deemed distributions) by Intuitive Machines OpCo (including any such adjustments resulting from certain payments made under the Tax Receivable Agreement);

●	certain tax benefits we realized as a result of certain U.S. federal income tax allocations of taxable income or gain away from us and to other members of Intuitive Machines OpCo and deductions or losses to us and away from other members of Intuitive Machines OpCo, in each case, as a result of the consummation of the Transactions; and

●	tax deductions in respect of portions of certain payments made by us under the Tax Receivable Agreement.

A&R Operating Agreement

We operate our business through Intuitive Machines OpCo and its subsidiaries. In connection with the consummation of the Transactions, we amended and restated our limited liability company agreement by adopting the A&R Operating Agreement. The A&R Operating Agreement (i) permits the issuance and ownership of the equity of Intuitive Machines OpCo as contemplated by the Business Combination Agreement following the consummation of the Transactions and (ii) admits us as the managing member of Intuitive Machines OpCo. The operations of Intuitive Machines OpCo, and the rights and obligations of the holders of Intuitive Machines OpCo Common Units, are set forth in the A&R Operating Agreement.

Appointment as Managing Member. Under the A&R Operating Agreement, we are a member and the managing member of Intuitive Machines OpCo. As the managing member, we are able to control all of the day-to-day business affairs and decision-making of Intuitive Machines OpCo without the approval of any other member, unless otherwise stated in the A&R Operating Agreement. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Intuitive Machines OpCo and the day-to-day management of Intuitive Machines OpCo’s business, unless otherwise stated in the A&R Operating Agreement. Pursuant to the terms of the A&R Operating Agreement, we cannot be removed as the managing member of Intuitive Machines OpCo by other members.

Compensation. We are not entitled to compensation for our services as managing member. We are entitled to reimbursement by Intuitive Machines OpCo for fees and expenses incurred on behalf of Intuitive Machines OpCo, including all expenses associated with the Transactions and maintaining its corporate existence.

Capitalization. The A&R Operating Agreement provides for (i) a single class of Intuitive Machines OpCo Common Units; (ii) a single class of Series A Preferred Units; and (iii) a single class of Unvested Earn Out Units. All Intuitive Machines OpCo Common Units have identical rights and privileges in all respects, all Series A Preferred Units shall have identical rights and privileges in all respects and all Unvested Earn Out Units  have identical rights and privileges in all respects. Each Common Unit entitles the holder to a pro rata share of the net profits and net losses and distributions of Intuitive Machines OpCo.

Distributions. The A&R Operating Agreement requires “Tax Distributions,” as that term is defined in the A&R Operating Agreement, to be made by Intuitive Machines OpCo to us and to its “Members,” as that term is defined in the A&R Operating Agreement. Tax Distributions shall be made quarterly to us and each Member based on their allocable share of the taxable income of Intuitive Machines OpCo and at a tax rate that will be determined by us. The tax rate used to determine tax distributions will apply regardless of the actual final tax liability of any such member. Tax distributions will also be made only to the extent all distributions from Intuitive Machines OpCo for the relevant period were otherwise insufficient to enable each member to cover its tax liabilities as calculated in the manner described above. The A&R Operating Agreement also allows for distributions to be made by Intuitive Machines OpCo to its members on a pro rata basis out of “distributable cash,” which is the amount of cash that may be distributed by Intuitive Machines OpCo to its Members in accordance with existing credit agreements.

LLC Unit Redemption Right. The A&R Operating Agreement provides a redemption right to the Members (other than us and our subsidiaries) and option holders (in connection with the exercise of an Intuitive Machines OpCo Option, as such term is defined in the A&R Operating Agreement), which entitles them to have their Intuitive Machines Opco Common Units redeemed, in whole or in part, at the election of each such person, for newly-issued shares of Class A Common Stock on a one-to-one basis or, to the extent there is cash available from a contemporaneous public offering or private sale of Class A Common Stock by us, cash (in each case, subject to the terms and restrictions set forth in the A&R Operating Agreement). Alternatively, we may instead authorize a cash payment equal to a volume weighted average market prices of one share of Class A Common Stock for each unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and similar events affecting the Class A Common Stock). If we decide to make a cash payment, the Member has the option to rescind its redemption request within a specified time period. Upon the exercise of the redemption right, the redeeming member will surrender its units for cancellation. The A&R Operating Agreement requires that we contribute cash or shares of Class A Common Stock to Intuitive Machines OpCo in exchange for an amount of units that will be issued to us equal to the number of units redeemed from the Member. Intuitive Machines OpCo will then distribute the cash or shares of Class A Common Stock to such Member to complete the redemption. In the event of such election by a Member, we may, at our option, effect a direct exchange of cash or Class A Common Stock for such units in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of Intuitive Machines OpCo Common Units that we own equals the number of shares of Class A Common Stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities). Shares of Class B Common Stock and Class C Common Stock, as the case may be, will be cancelled on a one-to-one basis if we, at the election of a Member, redeem or exchange units of such Member pursuant to the terms of the A&R Operating Agreement.

Issuance of Equity-based Compensation. We may implement equity compensation plans and any actions taken under such equity compensation plans (such as the grant or exercise of options to acquire shares of Class A Common Stock), whether taken with respect to or by an employee or other service provider of Intuitive Machines, Intuitive Machines OpCo or its subsidiaries, in a manner determined by us, in accordance with the initial implementation guidelines attached to the A&R Operating Agreement, which may be amended from time to time. The Corporation may amend the A&R Operating Agreement (including the initial implementation guidelines attached thereto) as necessary or advisable in its sole discretion in connection with the adoption, implementation, modification or termination of an equity compensation plan. In the event of such an amendment, Intuitive Machines OpCo will provide notice of such amendment to the Members. Intuitive Machines OpCo is expressly authorized to issue units (i) in accordance with the terms of any equity compensation plans or (ii) in an amount equal to the number of shares of Class A Common Stock issued pursuant to any such equity compensation plans, without any further act, approval or vote of any Member or any other Persons.

Maintenance of One-to-One Ratios. Our Certificate of Incorporation and the A&R Operating Agreement requires that we and Intuitive Machines OpCo, respectively, at all times maintain (i) a one-to-one ratio between the number of Intuitive Machines OpCo Common Units owned by us, directly or indirectly, and the number of outstanding shares of Class A Common Stock, (ii) a one-to-one ratio between the number of Intuitive Machines OpCo Common Units  owned by each Member (other than us and our subsidiaries), directly or indirectly, and the aggregate number of outstanding shares of Class B Common Stock and Class C Common Stock owned by such Member, (iii) a one-to-one ratio between the number of Series A Preferred Units owned by us, directly or indirectly, and the number of outstanding shares of Series A Preferred Stock, (iv) a one-to-one ratio between the number of common warrants owned by us, directly or indirectly, and the number of outstanding common warrants and (v) a one-to-one ratio between the number of preferred investor warrants, owned by us, directly or indirectly, and the number of outstanding preferred investor warrants.

Transfer Restrictions. The A&R Operating Agreement generally does not permit transfers of Intuitive Machines OpCo Common Units, Series A Preferred Units and Unvested Earn Out Units by Members, subject to limited exceptions. Any transferee of Intuitive Machines OpCo Common Units, Series A Preferred Units and Unvested Earn Out Units must execute the A&R Operating Agreement and any other agreements executed by the holders of Intuitive Machines OpCo Common Units, Series A Preferred Units and Unvested Earn Out Units and relating to such Intuitive Machines OpCo Common Units, Series A Preferred Units and Unvested Earn Out Units, as applicable, in the aggregate.

Dissolution. The A&R Operating Agreement provides that our decision with the approval of a majority of the equity interests (including, but not limited to, Intuitive Machines OpCo Common Units, Series A Preferred Units and Unvested Earn Out Units) then outstanding (excluding all units held directly or indirectly by us) will be required to voluntarily dissolve Intuitive Machines OpCo. In addition to a voluntary dissolution, Intuitive Machines OpCo will be dissolved under Section 18-801(4) of the Delaware General Corporate Law (“DGCL”) because all members withdraw/resign (unless Intuitive Machines OpCo is continued without dissolution pursuant thereto) or pursuant to Section 18-802 of the DGCL by operation of law, including entry of a decree of judicial dissolution.

Confidentiality. Each Member (other than us) agrees to hold confidential information in confidence and may not disclose or use such information except as otherwise authorized separately in writing by us. This obligation excludes information that (i) is, or becomes, generally available to the public other than as a direct or indirect result of a disclosure by such Member or its affiliates or representatives; (ii) is, or becomes, available to such Member from a source other than us, Intuitive Machines OpCo or their respective representatives; (iii) is approved for release by written authorization of our chief executive officer, chief financial officer or general counsel or any other officer designated by us; or (iv) is or becomes independently developed by such Member or its respective representatives without use of or reference to the confidential information.

Indemnification and Exculpation. The A&R Operating Agreement provides for indemnification for all expenses, liabilities and losses (including attorneys’ fees, judgments, fines, excise taxes or penalties) reasonably incurred or suffered by reason of the fact that such person is or was a Member or an affiliate thereof or is or was serving as manager or a director, officer, employee, advisor, attorney, accountant or other agent or representative of the manager, the Company Representative (as such term is defined in the A&R Operating Agreement), or a director, manager, officer, employee, advisor, attorney, accountant or other agent or representative of Intuitive Machines OpCo or is or was serving at the request of Intuitive Machines OpCo as a manager, officer, director, principal, member, employee, advisor, attorney, accountant or other agent or representative of another person; provided, however, that no indemnified person shall be indemnified for any expenses, liabilities and losses suffered that are attributable to such indemnified person’s or its affiliates’ fraud, willful misconduct or knowing violation of law or for any present or future breaches of any representations, warranties or covenants by such indemnified person or its affiliates contained in the A&R Operating Agreement or in other agreements with Intuitive Machines OpCo.

Amendments. The A&R Operating Agreement may be amended or modified (including by means of merger, consolidation or other business combination to which Intuitive Machines OpCo is a party) upon our prior written consent together with the prior written consent of the holders of a majority of the equity interests (including, but not limited to, Intuitive Machines OpCo Common Units, Series A Preferred Units and Unvested Earn Out Units) then outstanding (excluding all units held directly or indirectly by us); provided, that no alteration, modification or amendment shall be effective until written notice has been provided to the Members. Notwithstanding the foregoing, no amendment to any of the terms and conditions of the A&R Operating Agreement that expressly require the approval or action of certain persons may be made without obtaining the consent of the requisite number or specified percentage of such persons who are entitled to approve or take action on such matter. Additionally, no alteration, modification or amendment may be made to any of the terms and conditions of the A&R Operating Agreement that would (i) reduce the amounts distributable to a Member in a manner that is not pro rata with respect to all Members, (ii) modify the limited liability of any Member or increase the liabilities of such Member hereunder, (iii) otherwise materially and adversely affect a holder of units in a manner materially disproportionate to any other holder of units or remove a right or privilege granted to a Member (other than amendments, modifications and waivers necessary to implement the provisions permitting substitution or admission of Members) or (iv) alter or change any rights, preferences or privileges of any units in a manner that is different or prejudicial relative to any other units in the same class of unit or materially and adversely affect the rights of any Member, in each case without the prior written consent of such Member or holder of units.

A&R Registration Rights Agreement

In connection with the consummation of the Transactions, we entered into the A&R Registration Rights Agreement by and among, us, the Sponsor, certain shareholders of Intuitive Machines and the Series A Investors pursuant to which we granted them and their affiliates the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act certain securities held by such holders, including registration of the shares of Class A common stock delivered to the Intuitive Machines Members in exchange for Intuitive Machines OpCo Common Units.

Policies and Procedures for Related Person Transactions

Our Board has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our finance department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our finance department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Marcum LLP, IPAX’s independent registered public accounting firm prior to the consummation of the Business Combination, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	For the year ended December 31, 2022	For the period from January 27, 2021 (inception) through December 31, 2021
Fee Category	(in thousands)
Audit Fees (1)	$140,080	$75,705
Audit-Related Fees (2)	278,100	82,400
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$418,180	158,105

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Audit Committee Pre-Approval Policy and Procedures

IPAX’s audit committee was formed upon the consummation of its IPO. As a result, IPAX’s audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of the audit committee were approved by the IPAX board of directors. Since the formation of IPAX audit committee, the audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

On February 13, 2023, in connection with the closing of the Business Combination, our audit committee dismissed Marcum LLP, IPAX’s independent registered public accounting firm prior to consummation of the Transactions, as Intuitive Machines’ independent registered public accounting firm, and approved the engagement of Grant Thornton LLP as Intuitive Machines’ independent registered public accounting firm for fiscal 2023, effective immediately following the filing of this Annual Report.

Upon the consummation of the Transactions, our audit committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage an independent auditor to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-23 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
2.1	Business Combination Agreement, dated as of September 16, 2022, by and between Inflection Point Acquisition Corp. and Intuitive Machines, LLC	S-4/A	333-267846	2.1	1/20/23
3.1	Certificate of Incorporation of Intuitive Machines, Inc.	8-K	001-40823	3.1	2/14/23
3.2	By-Laws of Intuitive Machines, Inc.	8-K	001-40823	3.2	2/14/23
3.3	Certificate of Designation relating to the 10.0% Series A Cumulative Convertible Preferred Stock	8-K	001-40823	3.3	2/14/23
4.1	Warrant Agreement	8-K	001-40823	4.1	9/24/21
4.2	Specimen Class A Common Stock Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.5	1/20/23
4.3	Specimen Warrant Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.6	1/20/23
10.1	Tax Receivable Agreement, dated February 13, 2023, by and among Intuitive Machines, Inc., Intuitive Machines, LLC, the TRA Parties and other persons from time to time party thereto	8-K	001-40823	10.1	2/14/23
10.2	Second A&R Operating Agreement of Intuitive Machines, LLC, dated February 13, 2023	8-K	001-40823	10.2	2/14/23
10.3	Form of Indemnification Agreements, dated February 13, 2023, between Intuitive Machines, Inc. and each of its officers and directors	8-K	001-40823	10.3	2/14/23
10.4	Sponsor Lock-Up Agreement, dated February 13, 2023, by and among Intuitive Machines, Inc., Inflection Point Holdings LLC and the Securityholders	8-K	001-40823	10.4	2/14/23
10.5	Intuitive Machines Lock-Up Agreement, dated February 13, 2023, by and among Intuitive Machines, Inc., Inflection Point Holdings LLC and the Securityholders	8-K	001-40823	10.5	2/14/23
10.6	Amended and Restated Registration Rights Agreement, dated February 13, 2023, by and among Intuitive Machines, Inc. and each of the shareholders of Intuitive Machines, Inc. identified on the signature pages thereto	8-K	001-40823	10.6	2/14/23
10.7+	Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan	8-K	001-40823	10.7	2/14/23
10.8+	Form Restricted Stock Unit Award Agreement (under Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan)	8-K	001-40823	10.8	2/14/23

10.9+	Intuitive Machines, Inc. Non-Employee Director Compensation Program	8-K	001-40823	10.9	2/14/23
10.10	Forward Purchase Agreement, dated February 9, 2023, by and among IPAX, Intuitive Machines OpCo, and Polar	8-K	001-40823	10.10	2/14/23
10.11	Forward Purchase Agreement, dated February 9, 2023, by and among IPAX, Intuitive Machines OpCo, and HGC	8-K	001-40823	10.11	2/14/23
21.1	Subsidiaries of Intuitive Machines, Inc.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intuitive Machines, Inc.

Date: March 30, 2023	By:	/s/ Erik Sallee
Erik Sallee
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Altemus	Chief Executive Officer, President and Director	March 30, 2023
Stephen Altemus	(principal executive officer)

/s/ Erik Sallee	Chief Financial Officer and Secretary	March 30, 2023
Erik Sallee	(principal financial officer)

/s/ Steven Vontur	Controller	March 30, 2023
Steven Vontur	(principal accounting officer)

/s/ Dr. Kamal Ghaffarian	Chairman of the Board of Directors	March 30, 2023
Dr. Kamal Ghaffarian

/s/ Michael Blitzer	Director	March 30, 2023
Michael Blitzer

/s/ Lieutenant General William Liquori	Director	March 30, 2023
Lieutenant General William Liquori

/s/ Robert Masson	Director	March 30, 2023
Robert Masson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp.) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2022 and for the period from January 27, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the year ended December 31, 2022 and for the period from January 27, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 30, 2023

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Cash	$14,932	$359,610
Prepaid expenses	335,888	475,532
Total current assets	350,820	835,142
Prepaid expenses – noncurrent portion	—	326,032
Marketable Securities held in Trust Account	334,589,588	329,755,798
Total assets	$334,940,408	$330,916,972

Liabilities, Redeemable Ordinary Shares and Shareholders’ Equity
Accrued offering costs and expenses	$3,695,849	$218,421
Due to related party	112,448	1,032
Working Capital Loan	625,000	—
Total current liabilities	4,433,297	219,453
Deferred underwriting fee	—	11,541,250
Total liabilities	4,433,297	11,760,703

Commitments and Contingencies (Note 6)

Class A ordinary share subject to possible redemption, 31,588,011 shares at redemption value	320,719,698	315,880,110

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,386,989 shares issued and outstanding (excluding 31,588,011 shares subject to possible redemption)	139	139
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,243,750 shares issued and outstanding	825	825
Additional paid-in capital	10,292,368	3,590,706
Accumulated deficit	(505,919)	(315,511)
Total Shareholders’ Equity	9,787,413	3,276,159
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Equity	$334,940,408	$330,916,972

The accompanying notes are an integral part of the financial statements.

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from January 27, 2021 (Inception) through December 31,
	2022	2021
Formation and operating costs	$5,024,198	$491,341
Loss from operations	(5,024,198)	(491,341)

Other income:
Change in fair value of over-allotment	—	193,471
Issuance cost of over-allotment	—	(23,439)
Interest income	4,833,790	5,798
Total other income, net	4,833,790	175,830

Net loss	$(190,408)	$(315,511)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	32,975,000	9,322,714
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.02)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,243,750	7,485,546
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.02)

The accompanying notes are an integral part of the financial statements.

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to initial shareholders	—	—	8,625,000	863	24,137	—	25,000
Sale of 6,845,000 Private Placement Warrants, net of offering costs	—	—	—	—	6,831,701	—	6,831,701
Capital contribution for sale of Class B shares to Anchor Investors	—	—	—	—	9,680,125	—	9,680,125
Sale of 1,386,989 Units not subject to redemption, net of underwriter discount and offering costs	1,386,989	139	—	—	12,756,833	—	12,756,972
Allocated proceeds to Public Warrants, net of underwriter discount and offering costs	—	—	—	—	11,025,229	—	11,025,229
Forfeiture of 381,250 Class B founder shares	—	—	(381,250)	(38)	38	—	—
Remeasurement of exercised over-allotment option	—	—	—	—	87,830	—	87,830
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(36,815,188)	—	(36,815,188)
Net loss	—	—	—	—	—	(315,511)	(315,511)
Balance as of December 31, 2021	1,386,989	$139	8,243,750	$825	$3,590,706	$(315,511)	$3,276,159
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(4,839,588)	—	(4,839,588)
Reduction of deferred underwriting fee	—	—	—	—	11,541,250	—	11,541,250
Net loss	—	—	—	—	—	(190,408)	(190,408)
Balance as of December 31, 2022	1,386,989	$139	8,243,750	$825	$10,292,368	$(505,919)	$9,787,413

The accompanying notes are an integral part of the financial statements.

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from January 27, 2021 (Inception) through December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(190,408)	$(315,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Formation cost paid by Sponsor in exchange of issuance of Class B ordinary shares	—	11,388
Operating expense paid by promissory note - related party	—	8,500
Change in fair value of over-allotment	—	(193,471)
Issuance cost of over-allotment	—	23,439
Interest earned on marketable securities held in trust account	(4,833,790)	(5,798)
Changes in operating assets and liabilities:
Prepaid assets	465,676	(475,532)
Other assets	—	(326,032)
Due to related party	111,416	1,032
Accrued offering costs and expenses	3,477,428	67,421
Net cash used in operating activities	(969,678)	(1,204,564)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(329,750,000)
Net cash used in investing activities	—	(329,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Private Placement Warrants	—	6,845,000
Proceeds from sale of Units, net of underwriting discount	—	325,155,000
Payment of promissory note – related party	—	(188,805)
Proceeds from working capital loan	625,000	—
Payment of offering costs	—	(497,021)
Net cash provided by financing activities	625,000	331,314,174

Net Change in Cash and cash equivalents	(344,678)	359,610
Cash and cash equivalents – Beginning	359,610	—
Cash and cash equivalents– Ending	$14,932	$359,610

Non-cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$13,612
Offering costs paid by promissory note - related party	$—	$180,305
Capital contribution for excess fair value of Class B shares sold by the Sponsor to Anchor Investors determined to be offering cost	$—	$9,680,125
Deferred underwriting commissions payable charged to additional paid in capital	$—	$11,541,250
Remeasurement of Class A ordinary shares subject to possible redemption	$4,839,588	$36,815,188
Reduction of deferred underwriting fee	$11,541,250	$—
Accrued offering costs	$—	$151,000

The accompanying notes are an integral part of the financial statements.

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS, PROPOSED BUSINESS COMBINATION AND GOING CONCERN

Intuitive Machines, Inc. (f/k/a Inflection Point Acquisition Corp.) (the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on January 27, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

Business Prior to the Business Combination

All activity for the period from January 27, 2021 (inception) through December 31, 2022 related to the Company’s formation and the initial public offering (the “IPO”) which is described below, and, subsequent to the IPO, identifying a target company for an Initial Business Combination and consummating the Business Combination (described below).  The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor was Inflection Point Holdings LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on September 21, 2021 (the “Effective Date”). On September 24, 2021, the Company consummated the IPO of 30,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consisted of one Class A ordinary share (the “Class A ordinary shares” or “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The underwriters had a 45-day option from the Effective Date to purchase up to an additional 4,500,000 Units to cover over-allotments, if any. On October 29, 2021, the underwriters partially exercised the over-allotment option (the “Over-Allotment” and together with the IPO, the “Public Offering”) and purchased an additional 2,975,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $29,750,000, and forfeited their option to purchase the remaining 1,525,000 Units.

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

In addition, subject to each Anchor Investor purchasing 100% of the Units allocated to it, in connection with the closing of the IPO, the Sponsor sold membership interests reflecting an allocation of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) to each Anchor Investor, amounting to an aggregate of 1,625,000 Founder Shares to all Anchor Investors collectively (see Note 6). The Company estimated the aggregate fair value of these Founder Shares attributable to Anchor Investors to be approximately $9.68 million, or $5.96 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Upon the completion of the IPO, offering costs allocated (1) to the Public Shares not subject to possible redemption and the Public Warrants were charged to additional paid-in capital; (2) to the Public Shares subject to redemption were charged to temporary equity; and (3) to the over-allotment option were charged to expense.

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

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Following the closing of the IPO on September 24, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the IPO Private Placement Warrants was deposited into a trust account (the “Trust Account”). Following the closing of the Over-Allotment on October 29, 2021, an additional $29,750,000 ($10.00 per Over-Allotment Unit) from the net proceeds from the sale of the Over-Allotment Units in the Over-Allotment and the sale of the Over-Allotment Private Placement Warrants was deposited into the Trust Account. The proceeds deposited in the Trust Account were invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the Public Offering and the sale of the Private Placement Warrants were not released from the Trust Account until the earliest of (i) the completion of an Initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with an Initial Business Combination or to redeem 100% of its Public Shares if the Company has not consummated an Initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating an Initial Business Combination (less deferred underwriting commissions). The Company’s Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the Trust Account (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account). However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company provided holders of Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a general meeting called to approve such Initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of any Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders were entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes).

The Company had 24 months from the closing of the IPO to complete an Initial Business Combination (the “Combination Period”). However, if the Company was unable to complete an Initial Business Combination within the Combination Period, the Company would have (i) ceased all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeemed the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption would have completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Business Combination

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

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

On February 13, 2023, the Company consummated the Business Combination and related transactions pursuant to that certain Business Combination Agreement, dated September 16, 2022, as further described in the Current Report on Form 8-K filed by the Company on February 14, 2023.

The Domestication

As a condition to the Business Combination, the Company changed its jurisdiction of incorporation by effecting a deregistration under Section 206 of the Companies Act and a domestication under Section 388 of the DGCL, pursuant to which the Company’s jurisdiction of incorporation changed from the Cayman Islands to the State of Delaware. Immediately prior to the Domestication, pursuant to the Company’s amended and restated memorandum and articles of association, each Founder Share converted automatically, on a one-for-one basis, into a Class A ordinary share. Immediately following such conversion, in connection with the Domestication, each of the then issued and outstanding Class A ordinary shares converted automatically, on a one-for-one basis, into one share of New Intuitive Machines Class A common stock, par value $0.0001 per share, each of which carries voting rights of one vote per share (collectively, the “New Intuitive Machines Class A Common Stock”); (iii) each whole warrant to purchase one Class A ordinary share (each warrant, a “Company Warrant”) automatically represents the right to purchase one share of New Intuitive Machines Class A Common Stock on the same terms as the Company Warrants (each a “New Intuitive Machines Warrant”) and (c) each of the units of the Company outstanding as of immediately prior to the Domestication was automatically canceled and each holder became entitled to one share of New Intuitive Machines Class A Common Stock and one-half of one New Intuitive Machines Warrant, per unit. No fractional New Intuitive Machines Warrants were issued upon such cancellation.

Concurrently with the Domestication and subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, including approval by the Company’s shareholders, the Company adopted a certificate of incorporation (the “Certificate of Incorporation”) that, among other things, implemented a revised class structure with the shares of New Intuitive Machines Class A Common Stock having one vote per share and economic rights, the shares of Class B common stock of New Intuitive Machines, par value $0.0001 per share, having one vote per share and no economic rights (collectively, the “New Intuitive Machines Class B Common Stock”) and the shares of Class C common stock of New Intuitive Machines, par value $0.0001 per share, having three votes per share and no economic rights (collectively, the “New Intuitive Machines Class C Common Stock” and the New Intuitive Machines Class A Common Stock, the New Intuitive Machines Class B Common Stock and New Intuitive Machines Class C Common Stock, collectively, the “New Intuitive Machines Common Stock”). The Certificate of Incorporation also authorized the issuance of “blank check” preferred stock, par value $0.0001 per share, having such characteristics as the board may, from time to time, provide. The Company’s board of directors adopted a Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Cumulative Convertible Preferred Stock, creating the Series A Preferred Stock (as defined below).

The Conversion and Recapitalization

In connection with the Business Combination, Intuitive Machines changed its jurisdiction of organization from Texas to Delaware. Immediately prior to the Closing, Intuitive Machines effectuated the Recapitalization whereby all outstanding equity securities of Intuitive Machines were converted into common units of Intuitive Machines OpCo (“Intuitive Machines OpCo Common Units”), options to purchase Intuitive Machines OpCo Common Units (“Intuitive Machines OpCo Options”) and unvested earn out units of Intuitive Machines OpCo (“Earn Out Units”).

Consideration and Structure

As a result of the Up-C structure, the business combination consideration received by Intuitive Machines Members consisted of securities of both Intuitive Machines OpCo having economic rights but not voting rights and New Intuitive Machines having voting rights but not economic rights equal to a value of approximately $700,000,000. In particular, the business combination consideration received by the Intuitive Machines Members comprised of an aggregate of (a) (i) 68,125,987 Intuitive Machines OpCo Common Units, (ii) 1,874,013 Intuitive Machines OpCo Options and (iii) 10,000,000 Earn Out Units and (b) (i) 278 shares of New Intuitive Machines Class B Common Stock (excluding 1,874,013 shares of New Intuitive Machines Class B Common Stock reserved for issuance upon exercise of Intuitive Machines OpCo Options) and (ii) 68,125,709 shares of New Intuitive Machines Class C Common Stock (excluding 10,000,000 shares of New Intuitive Machines Class C Common Stock reserved for issuance upon vesting of the Earn Out Units).

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The 10,000,000 Earn Out Units received by the applicable Intuitive Machines Members are subject to vesting and will be earned, released and delivered upon satisfaction of the following milestones: (i) 2,500,000 Earn Out Units will vest if, during the Earn Out Period (as defined below), Intuitive Machines is awarded the OMES III Contract by NASA (“Triggering Event I”), (ii) 5,000,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I occurs and the volume weighted average closing sale price of New Intuitive Machines Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-A”), (iii) 7,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I has not occurred and the volume weighted average closing sale price of New Intuitive Machines Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-B”), and (iv) 2,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event III occurs the volume weighted average closing sale price of New Intuitive Machines Class A Common Stock equals or exceeds $17.50 per share (“Triggering Event III”), provided, that Triggering Event II-A and Triggering Event II-B may not both be achieved. “Earn Out Period” means (i) with respect to Triggering Event I, the time period beginning on September 16, 2022 and ending at 11:59 pm ET on December 31, 2023, and (ii) with respect to Triggering Event II-A, Triggering Event II-B and Triggering Event III, the time period beginning on the date that is 150 days following the date of Closing and ending on the date that is the five (5) year anniversary of the date of Closing. If a Change of Control (as defined in the Business Combination Agreement) occurs during the Earn Out Period that results in the holders of New Intuitive Machines Class A Common Stock receiving a per share price greater than or equal to $15.00 or $17.50, respectively, then immediately prior to the consummation of such Change of Control, to the extent not previously triggered, then Triggering Event II-A or Triggering Event II-B will be deemed to have occurred, as applicable, and the applicable Earn Out Units shall vest.

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

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Upon the completion of the Business Combination, New Intuitive Machines became a party to the Tax Receivable Agreement. Under the terms of the Tax Receivable Agreement, New Intuitive Machines will make payments to the TRA Holders in respect of 85% of the cash tax savings resulting from the net tax benefit to New Intuitive Machines of certain Tax Attributes (calculated using certain assumptions, and subject to the terms of the Tax Receivable Agreement). However, until a TRA Holder exchanges at least 5% of its Intuitive Machines OpCo Common Units, New Intuitive Machines will hold such payments applicable to existing basis until the TRA Holder satisfies such threshold exchange. Upon the completion of the Business Combination, no TRA Holder will have exchanged at least 5% of its Intuitive Machines OpCo Common Units. The tax impacts of the transaction were estimated based on the applicable law in effect on June 30, 2022.

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

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

For additional information regarding the Business Combination, see the Company’s Form 8-K/A, dated February 13, 2023 and filed with the SEC on February 15, 2023.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $14,932 in its operating bank account, and working capital deficiency $4,082,477. On September 30, 2021, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $250,000. On March 8, 2022, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $500,000.

On August 4, 2022, the Sponsor agreed to loan the Company up to $1,000,000 to be used for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination pursuant to a convertible promissory note (the “Working Capital Note”).

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

All unpaid principal under the Working Capital Note shall be due and payable in full on the earlier of (i) September 24, 2023 and (ii) the effective date of an Initial Business Combination, involving the Company and one or more businesses (such earlier date, the “Maturity Date”), unless accelerated upon the occurrence of an event of default as set forth in the Working Capital Note. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,000,000 outstanding under the Working Capital Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of December 31, 2022, there was $625,000 outstanding under the Working Capital Note.

Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination.

Upon the close of the Business Combination, Initiative Machines received approximately $34 million of gross proceeds to fund operations. We believe that the cash available from the consummation of the Business Combination and related transactions will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve month-period from the date of the Business Combination.

Prior to the Closing of the Business Combination, holders of 27,481,818 shares of IPAX Class A Ordinary Shares exercised their right to redeem such shares for cash at a price of approximately $10.18 per share for aggregate payments of $279,884,314. We may need to raise additional capital to fund our operations and our business plan. There can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate such a transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statements of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 23,332,500 of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since their exercise is contingent upon the future consummation of an Initial Business Combination which cannot be assured. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares.

	For the year ended December 31, 2022		For the period from January 27, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(152,326)	$(38,082)	$(174,998)	$(140,513)
Denominator:
Basic and diluted weighted-average shares outstanding	32,975,000	8,243,750	9,322,714	7,485,546
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

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

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Related Party Redemption Waiver Agreement

In September 2021, the Company entered into a redemption waiver agreement with one of its Anchor Investors, Kingstown 1740, whereby Kingstown 1740 agreed to waive its redemption rights on 1,386,989 Class A ordinary shares (the “Non-Redemption Shares”) it held, and these ordinary shares are classified as shareholders’ equity.

As of December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO and partial exercise of over-allotment option	$329,750,000
Less: proceeds from shares not subject to redemption	(13,869,890)

Less:
Proceeds allocated to public warrants	(11,995,753)
Over-allotment liability	(281,301)
Ordinary share issuance costs	(24,538,134)
Plus:
Remeasurement of carrying value to redemption value	36,815,188

Class A ordinary shares subject to redemption, December 31, 2021	315,880,110
Plus:
Remeasurement of carrying value to redemption value	4,839,588

Class A ordinary shares subject to redemption, December 31, 2022	$320,719,698

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 3. PUBLIC OFFERING

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

The Company provided a discount to the underwriters at the closing of the IPO of $4,000,000, and an additional discount of $595,000 upon the closing of the Over-Allotment. Additionally, the underwriting agreement states that the Company will pay Citigroup Global Markets Inc. (“Citi”) a deferred discount of $0.35 per Unit sold in the Public Offering including pursuant to the Over-Allotment, or an aggregate of $11,541,250 (see Note 6), upon the Company’s completion of an Initial Business Combination, which would be payable from the amounts held in the Trust Account solely in the event we complete an Initial Business Combination, subject to the terms of the underwriting agreement. On November 27, 2022, in connection with the proposed Business Combination, Citi agreed to waive its entitlement to the deferred underwriting commission of $11,541,250 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the completion of an Initial Business Combination.  Accordingly, as of December 31, 2022 and 2021, fees of $0 and $11,541,250 (see Note 6) were recorded as deferred and payable upon the Company’s completion of an Initial Business Combination, respectively.

Warrants — As of December 31, 2022 and 2021, there were 16,487,500 Public Warrants and 6,845,000 Private Placement Warrants outstanding. The Company evaluated the terms of the warrants and determined the warrants meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified in shareholders equity upon issuance. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the Company’s Initial Business Combination, and will expire five years after the completion of the Company’s Initial Business Combination at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 4. PRIVATE PLACEMENT

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

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 5. RELATED PARTY TRANSACTIONS

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

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

At December 31, 2022 and 2021, $625,000 and $0, respectively, were outstanding under Working Capital Note.

Administrative Service Fee

On September 21, 2021, the Company entered into an Administrative Services Agreement with Kingstown Capital Management L.P., an affiliate of the Sponsor, pursuant to which it pays a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of an Initial Business Combination or a liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and paid $180,000 of administrative service fees under the agreement. For the period from January 27, 2021 (date of inception) through December 31, 2021, the Company incurred and paid $48,000 of administrative service fees under the agreement.

Professional Service Agreement

The Company reimburses its Sponsor for services provided by one of the Sponsor’s employees who serve as the Company’s Chief of Staff (“COS”). The COS receives $12,500 per month for services rendered, commencing September 25, 2021, through the closing of an Initial Business Combination. For the year ended December 31, 2022, the Company incurred and paid $150,000 of compensation for services provided. For the period from January 27, 2021 (date of inception) through December 31, 2021, the Company incurred and paid $40,000 of compensation for services provided.

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Related Party Consulting Fees

For the year ended December 31, 2022, the Company has incurred and paid $41,667 of fees to an affiliate of the Sponsor for consulting services related to the business combination. For the period from January 27, 2021 (date of inception) through December 31, 2021, the Company incurred and paid $0 to an affiliate of the Sponsor for consulting services related to the business combination. These fees are reflected as formation and operational costs on the statements of operations.

Reimbursable Expenses to Related Party

The Company reimburses the Sponsor for certain expenses paid by the Sponsor on behalf of the Company to consummate a business combination. For the year ended December 31, 2022 and for the period from January 27, 2021 (inception) through December 31, 2021, the Company incurred $189,980 and $63,678 of reimbursable expenses and are included in formation and operating costs in the accompanying statements of operations, respectively. As of December 31, 2022 and 2021, there was $112,448 and $1,032 of reimbursable expenses included in due to related party on the accompanying balance sheets, respectively.

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

On November 30, 2022, the FPA was terminated.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

At the Closing, the Company, the Sponsor and certain securityholders of Intuitive Machines entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the Sponsor and such securityholders were granted certain customary registration rights, on the terms and subject to the conditions therein, with respect to securities of New Intuitive Machines that they will hold following the Business Combination.

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On November 27, 2022, in connection with the proposed Business Combination, Citi agreed to waive its entitlement to the deferred underwriting commission of $11,541,250 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the completion of an Initial Business Combination. As a result, the Company $11,541,250 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee in the accompanying condensed financial statements. As of December 31, 2022 and December 31, 2021, the deferred underwriting fee payable is $0 and $11,541,250, respectively.

Business Combination with Intuitive Machines

As more fully described in Note 1, the Company entered into a number of agreements as part of its Business Combination with Intuitive Machines. These agreements included but are not limited to the Business Combination Agreement, the Series A Purchase Agreement, the Cantor Purchase Agreement and Sponsor Purchase Agreement, each of which contained terms and conditions which commit the Company to certain obligations in the event the Business Combination is successful.

On February 13, 2023 (the “Closing Date”), the Company consummated the previously announced business combination and related transactions (the “Transactions”) contemplated by that certain business combination agreement, dated as of September 16, 2022 (the “Business Combination Agreement”), by and between IPAX and Intuitive Machines, LLC, a Delaware limited liability company (formerly, a Texas limited liability company) (“Intuitive Machines OpCo”),following which we were renamed “Intuitive Machines, Inc.”

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 1,386,989 Class A ordinary shares issued and outstanding, excluding 31,588,011 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each ordinary share. On February 3, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering and formation costs in consideration for 7,187,500 Founder Shares. On March 5, 2021, the Company effected a 1.2 to 1 share recapitalization with respect to its Class B ordinary shares, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On October 29, 2021, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 381,250 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture. At December 31, 2022 and 2021, there were 8,243,750 Class B ordinary shares issued and outstanding.

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

INTUITIVE MACHINES, INC. (F/K/A INFLECTION POINT ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$334,589,588	$329,755,798

During the period from January 27, 2021 (date of inception) through December 31, 2021 the over-allotment option was accounted for as a liability in accordance with ASC-480 and was presented within liabilities on the accompanying balance sheet. The over-allotment option was measured at fair value at inception and on a recurring basis until it was exercised or expired, with changes in fair value presented in the statement of operations. On October 29, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 2,975,000 Units at $10.00 per Unit and forfeited the remaining over-allotment option. The over-allotment liability was eliminated upon the expiration of the unexercised option on November 8, 2021. The over-allotment option liability was valued using a Black Scholes Model.

The following table presents the quantitative information regarding Level 3 fair value measurement inputs:

	October 29, 2021	September 24, 2021
Stock Price	$10.00	$10.00
Exercise Price	$10.00	$10.00
Volatility	4.5%	4.4%
Term (years)	0.03	0.12
Dividend Yield	0.00	0.00
Risk Free Rate-Daily Treasury Yield Curve	0.08%	0.06%

The following table presents the changes in the fair value of the Level 3 over-allotment liability:

Over-allotment Option Liability
Fair value as of January 27, 2021 (inception)	$—
Initial measurement on September 24, 2021	281,301
Change in fair value at October 29, 2021	(148,449)
Fair value of expired over-allotment option at November 8, 2021	(45,022)
Partial exercise of over-allotment liability at October 29, 2021	(87,830)
Fair value as of December 31, 2021	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 13, 2023, the Company consummated the Business Combination pursuant to that certain Business Combination Agreement, dated September 16, 2022 as further described in the Current Report on Form 8-K filed by the Company on February 14, 2023.

Prior to the Company’s extraordinary general meeting held on February 8, 2023, 27,481,818 holders of IPAX Class A Ordinary Shares exercised their right to redeem those shares for cash at a price of approximately $10.1843 per share, for an aggregate of $279,884,314 (the “Redemptions”). As previously announced, on February 9, 2023, IPAX and Intuitive Machines OpCo entered into separate agreements (each, a “Forward Purchase Agreement”, and together, the “Forward Purchase Agreements”) with each of Polar Multi-Strategy Master Fund (“Polar”) and The HGC Fund LP (“HGC” and, each of Polar and HGC, individually, a “Seller” and, together, the “Sellers”) for over-the-counter Equity Prepaid Forward Transactions, pursuant to which each Seller agreed to hold, and waive any redemption rights with respect to, a maximum of 1,250,000 Cayman Class A Shares in connection with the closing of the Business Combination. Each Seller, acting separately and solely for its own account, was entitled to (i) reverse its previous election to redeem its Cayman Class A Shares in connection with the Business Combination or (ii) purchase Cayman Class A Shares through a broker in the open market from holders of Cayman Class A Shares (other than IPAX), including from holders who had previously elected to redeem their Cayman Class A Shares in connection with the Business Combination, such that, in the aggregate, such Seller owned up to 1,250,000 Cayman Class A Shares as of the Closing Date.