Form 10-Q
period 2023-03-31
Intuitive Machines, Inc.
filed 2023-05-15
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-40823
____________________________
INTUITIVE MACHINES, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	36-5056189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Bay Area Blvd, Suite 600
Houston, Texas	77058
(Address of Principal Executive Offices)	(Zip Code)
(281) 520-3703
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	LUNR	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A Common Stock, each at an exercise price of $11.50 per share	LUNRW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 9, 2023, the Registrant had 15,955,704 shares of Class A common stock, $0.0001 par value, 10,566 shares of Class B common stock, $0.0001 par value, and 68,140,188 shares of Class C common stock, $0.0001 par value, outstanding.

INTUITIVE MACHINES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” “strategy,” “outlook,” the negative of these words or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to statements regarding our expectations and plans relating to our first mission to the moon, including the expected timing there of and our progress and preparation thereof; our expectations with respect to, among other things, demand for our product portfolio, our submission of bids for contracts; our expectations regarding protests of government contracts awarded to us; our operations, our financial performance and our industry; our business strategy, business plan, and plans to drive long term sustainable shareholder value; our expectations on revenue and cash generation. These forward-looking statements reflect the Company’s predictions, projections or expectations based upon currently available information and data. Our actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. The following important factors and uncertainties, among others, could cause actual outcomes or results to differ materially from those indicated by the forward-looking statements in this Quarterly Report:

•our reliance upon the efforts of our Board and key personnel to be successful;
•our limited operating history;
•our failure to manage our growth effectively;
•competition from existing or new companies;
•unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities;
•failure of the market for commercial spaceflight to achieve the growth potential we expect;
•any delayed launches, launch failures, failure of our satellites or lunar landers to reach their planned orbital locations, significant increases in the costs related to launches of satellites and lunar landers, and insufficient capacity available from satellite and lunar lander launch providers;
•our customer concentration;
•risks associated with commercial spaceflight, including any accident on launch or during the journey into space;
•risks associated with the handling, production and disposition of potentially explosive and ignitable energetic materials and other dangerous chemicals in our operations;
•our reliance on a limited number of suppliers for certain materials and supplied components;
•failure of our products to operate in the expected manner or defects in our products;
•counterparty risks on contracts entered into with our customers and failure of our prime contractors to maintain their relationships with their counterparties and fulfill their contractual obligations;
•failure to comply with various laws and regulations relating to various aspects of our business and any changes in the funding levels of various governmental entities with which we do business;
•our failure to protect the confidentiality of our trade secrets and know how;
•our failure to comply with the terms of third-party open source software our systems utilize;
•our ability to maintain an effective system of internal control over financial reporting, and to address and remediate existing material weaknesses in our internal control over financial reporting;
•the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year, and our dependence on U.S. government contracts;
•our failure to comply with U.S. export and import control laws and regulations and U.S. economic sanctions and trade control laws and regulations;

•uncertain global macro-economic and political conditions (including as a result of a failure to raise the “debt ceiling”) and rising inflation;
•our history of losses and failure to achieve profitability in the future;
•our public securities’ potential liquidity and trading; and
•and other factors detailed under the section titled Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), the section titled Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the section titled Part II. Item 1A. “Risk Factors” in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission.

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Part I – Financial Information
Item 1. Financial Statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$46,801	$25,764
Restricted cash	62	62
Trade accounts receivable, net of allowance for expected credit losses of $836 and $836, respectively	2,308	1,302
Contract assets	11,706	6,979
Prepaid and other current assets	4,726	6,885
Total current assets	65,603	40,992
Property and equipment, net	29,445	21,176
Operating lease right-of-use assets	4,651	4,829
Deferred income taxes	7	7
Total assets	$99,706	$67,004
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$18,262	$6,081
Accounts payable - affiliated companies	612	442
Current maturities of long-term debt	16,099	16,098
Contract liabilities, current	50,069	56,656
Operating lease liabilities, current	757	725
Other current liabilities	22,257	15,178
Total current liabilities	108,056	95,180
Long-term debt, net of current maturities	3,868	3,863
Contract liabilities, non-current	635	2,188
Operating lease liabilities, non-current	4,903	5,078
Simple Agreements for Future Equity ("SAFE Agreements")	—	18,314
Earn-out liabilities	103,385	—
Other long-term liabilities	4	—
Total liabilities	220,851	124,623
Commitments and contingencies (Note 14)
MEZZANINE EQUITY (DEFICIT)
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 26,000 shares issued and outstanding at March 31, 2023	26,155	—
Redeemable noncontrolling interests	736,028	—
SHAREHOLDERS’ EQUITY (DEFICIT)
Common units	—	1
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 16,021,804 shares issued and 14,771,804 outstanding at March 31, 2023	2	—
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 10,566 shares issued and outstanding at March 31, 2023	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 68,140,188 shares issued and outstanding at March 31, 2023	6	—
Treasury stock, at cost, 1,250,000 shares at March 31, 2023	(12,825)	—
Paid-in capital	—	14,967
Accumulated deficit	(870,511)	(72,587)
Total shareholders’ deficit	(883,328)	(57,619)
Total liabilities, mezzanine equity and shareholders’ deficit	$99,706	$67,004
The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$18,236	$18,471
Operating expenses:
Cost of revenue (excluding depreciation)	23,126	19,743
Depreciation	296	248
General and administrative expense (excluding depreciation)	8,777	2,980
Total operating expenses	32,199	22,971
Operating loss	(13,963)	(4,500)
Other (expense) income, net:
Interest expense, net	(279)	(126)
Change in fair value of earn-out liabilities	(3,726)	—
Change in fair value of SAFE Agreements	(2,353)	285
Other income, net	89	—
Total other (expense) income, net	(6,269)	159
Loss before income taxes	(20,232)	(4,341)
Income tax expense	(3,215)	(1)
Net loss	(23,447)	(4,342)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	(5,751)	(4,342)
Net loss for the period February 13, 2023 through March 31, 2023	(17,696)	—
Net loss attributable to redeemable noncontrolling interest	(8,336)	—
Net loss attributable to the Company	(9,360)	—
Less: Cumulative preferred dividends	(328)	—
Net loss attributable to Class A common shareholders	$(9,688)	$—

Net loss per share (1)
Net loss per Class A common share - basic and diluted	$(0.64)
Weighted average shares outstanding - basic and diluted	15,224,378
(1)As a result of the Business Combination (as defined herein), the capital structure has changed and loss per share information is only presented after the Closing Date (as defined herein) of the Business Combination, for the period from February 13, 2023 through March 31, 2023. See Note 3 - Business Combination and Related Transactions and Note 13 - Net Loss per Share for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Deficit and Shareholders’ Deficit
(In thousands except per share data)
(Unaudited)

Three Months Ended March 31, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2022	—	$—	$—
Issuance of series A preferred stock	26,000	25,827	—
Cumulative preferred dividends	—	328	—
Establishment of noncontrolling interests	—	—	(85,865)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	830,229
Net loss attributable to noncontrolling interests	—	—	(8,336)
Balance, March 31, 2023	26,000	$26,155	$736,028

Three Months Ended March 31, 2023
	Members Units		Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	122,505,500	$1	—	$—	—	$—	—	$—	$—	$14,967	$(72,587)	$(57,619)
Issuance of units	21,500	—	—	—	—	—	—	—	—	22	—	22
Share-based compensation expense	—	—	—	—	—	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	—	—	—	—	—	(5,751)	(5,751)
Effects of Business Combination
Recapitalization	(122,527,000)	(1)	13,736,932	2	10,566	—	68,140,188	6	—	47,438	—	47,445
Conversion of SAFE Agreements	—	—	2,066,667	—	—	—	—	—	—	20,667	—	20,667
Issuance of warrants to preferred shareholders	—	—	—	—	—	—	—	—	—	173	—	173
Transaction costs	—	—	—	—	—	—	—	—	—	(24,445)	—	(24,445)
Establishment of the earn-out liabilities	—	—	—	—	—	—	—	—	—	(99,659)	—	(99,659)
Establishment of noncontrolling interest	—	—	—	—	—	—	—	—	—	85,865	—	85,865
Activities subsequent to the Business Combination
Share-based compensation expense	—	—	—	—	—	—	—	—	—	106	—	106
Cumulative preferred dividends	—	—	—	—	—	—	—	—	—	(328)	—	(328)
Repurchase of common stock	—	—	—	—	—	—	—	—	(12,825)	—	—	(12,825)
Warrants exercised	—	—	218,205	—	—	—	—	—	—	2,509	—	2,509
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(47,416)	(782,813)	(830,229)
Net loss	—	—	—	—	—	—	—	—	—	—	(9,360)	(9,360)
Balance, March 31, 2023	—	$—	16,021,804	$2	10,566	$—	68,140,188	$6	$(12,825)	$—	$(870,511)	$(883,328)

Three Months Ended March 31, 2022
	Members Units		Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units	Amount
Balance, December 31, 2021	122,500,000	$1	$14,337	$(66,182)	$(51,844)
Issuance of units	—	—	—	—	—
Share-based compensation expense	—	—	116	—	116
Net loss	—	—	—	(4,342)	(4,342)
Balance, March 31, 2022	122,500,000	$1	$14,453	$(70,524)	$(56,070)
The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,447)	$(4,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	296	248
Loss on disposal of property and equipment	—	6
Share-based compensation expense	207	116
Change in fair value of SAFE Agreements	2,353	(285)
Change in fair value of earn-out liabilities	3,726	—
Other	582	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,006)	(5,178)
Contract assets	(4,727)	(3,298)
Prepaid expenses	(2,785)	(397)
Other assets, net	178	78
Accounts payable	6,994	(133)
Accounts payable – affiliated companies	170	345
Contract liabilities – current and long-term	(8,140)	(9,675)
Other liabilities	6,933	(1,529)
Net cash used in operating activities	(18,666)	(24,044)
Cash flows from investing activities:
Purchase of property and equipment	(8,565)	(377)
Net cash used in investing activities	(8,565)	(377)
Cash flows from financing activities:
Proceeds from Business Combination	8,055	—
Proceeds from Series A Preferred Stock	26,000	—
Transaction costs	(782)	—
Repayment of loans	—	(64)
Proceeds from issuance of units	22	—
Forward purchase agreement termination	12,730	—
Warrants exercised	2,243	—
SAFE Agreements	—	4,250
Net cash provided by financing activities	48,268	4,186
Net increase (decrease) in cash, cash equivalents and restricted cash	21,037	(20,235)
Cash, cash equivalents and restricted cash at beginning of the period	25,826	29,351
Cash, cash equivalents and restricted cash at end of the period	46,863	9,116
Less: restricted cash	62	62
Cash and cash equivalents at end of the period	$46,801	$9,054
Supplemental disclosure of cash flow information
Cash paid for interest, net	$464	$158
Cash paid for taxes	$9	$8
Noncash financing activities:
Transaction costs	$(23,663)	$—
SAFE Agreements	$20,667	$—
Preferred dividends	$(328)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION
Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp. or “IPAX”), collectively with its subsidiaries (the “Company,” “IM,” “Intuitive Machines,” “we,” “us” or “our”) designs, manufactures and operates space products and services. Intuitive Machines’ near-term focus is to create and operate space systems and space infrastructure on and in the vicinity of the Moon that enable scientific and human exploration and utilization of lunar resources to support sustainable human presence on the Moon and exploration to Mars and beyond. Intuitive Machines offers its customers the flexibility needed to pioneer a thriving and diverse lunar economy designed to enable a permanent presence in lunar orbit and on the lunar surface. IM is currently headquartered in Houston, Texas.

Intuitive Machines, Inc. was a blank check company originally incorporated on January 27, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On September 24, 2021, IPAX consummated an initial public offering, after which its securities began trading on the Nasdaq Stock Market LLC (“Nasdaq”).

IPAX Business Combination

On September 16, 2022, IPAX entered into a certain Business Combination Agreement (the “Business Combination Agreement”) by and between IPAX and Intuitive Machines, LLC, a Delaware limited liability company (formerly, a Texas limited liability company). On February 10, 2023, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination Proposal” of the final prospectus and definitive proxy statement of IPAX, dated January 24, 2023 and filed with the U.S. Securities and Exchange Commissions (the “SEC”) on January 24, 2023, IPAX filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and certificate of corporate domestication with the Secretary of State of the State of Delaware, pursuant to which IPAX was domesticated and continues as a Delaware corporation, changing its name to “Intuitive Machines, Inc.”

On February 13, 2023 (the “Closing Date” or “Closing”), Intuitive Machines, Inc. and Intuitive Machines, LLC consummated the previously announced business combination (the “Business Combination”) and related transactions (the “Transactions”) contemplated by the Business Combination Agreement. As a result of the Transactions, all of the issued and outstanding common units of Intuitive Machines, LLC were converted into common stock of Intuitive Machines, Inc. using an exchange ratio of 0.5562 shares of Intuitive Machines, Inc. common stock per each unit of Intuitive Machines, LLC common unit. In addition, Intuitive Machines, LLC’s share-based compensation plan and related share-based compensation awards were exchanged or converted, as applicable, with share-based compensation awards of Intuitive Machines, Inc.

In connection with the Transactions, the Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by Intuitive Machines, LLC and continue to operate through Intuitive Machines, LLC and its subsidiaries. Intuitive Machines, Inc. is a holding company whose only material asset is its equity ownership interests of Intuitive Machines, LLC. While Intuitive Machines, LLC became a wholly-owned subsidiary of Intuitive Machines, Inc. and Intuitive Machines, Inc. was appointed as its managing member, Intuitive Machines, LLC was deemed to be the acquirer in the Business Combination for accounting purposes. Accordingly, the Business Combination was accounted for as a reverse recapitalization, in which case the condensed consolidated financial statements of the Company represent a continuation of the Intuitive Machines, LLC and the issuance of common stock in exchange for the net assets of Intuitive Machines, Inc. was recorded at historical cost with no recognition of goodwill or other intangible assets. Operations prior to the Business Combination are those of Intuitive Machines, LLC. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options were adjusted to reflect the Business Combination. The treatment of the Business Combination as a reverse recapitalization was based upon the pre-merger members of Intuitive Machines, LLC holding the majority of the voting interests of Intuitive Machines, Inc., Intuitive Machines, LLC’s existing management team serving as the initial management team of Intuitive Machines, Inc., Intuitive Machines, LLC’s appointment of the majority of the initial board of directors of Intuitive Machines, Inc., and the significance of Intuitive Machines, LLC’s operations prior to the Business Combination which represent the entirety of Company’s operations.

In connection with the Business Combination, approximately $34.1 million of cash held in trust, net of redemptions by IPAX’s public shareholders, became available for use by the Company as well as proceeds received from the contemporaneous sale of preferred stock in connection with the closing of a PIPE investment (the “PIPE” investment). In addition, the Company entered into a common stock purchase agreement, dated September 16, 2022 (the “Cantor Purchase

Agreement”) relating to an equity facility under which shares of newly issued Intuitive Machines, Inc. Class A common stock may be sold to CF Principal Investments LLC (“CFPI”), at the Company’s discretion, up to the lesser of $50.0 million and the “exchange cap” specified therein, subject to certain customary conditions and limitations set for in the Cantor Purchase Agreement. Beginning on February 14, 2023, Intuitive Machines, Inc. shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) began trading on Nasdaq under the symbols, “LUNR” and “LUNRW,” respectively.

See Note 3 - Business Combination and Related Transactions for additional information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim reporting and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. Our condensed consolidated financial statements include the accounts of Intuitive Machines, the accounts of Intuitive Aviation Inc. (“IA” or “Intuitive Aviation”), a wholly owned subsidiary, Space Network Solutions, LLC (“SNS” or “Space Network Solutions”) a majority-owned subsidiary, and IX, LLC, a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The December 31, 2022 balances reported herein are derived from the audited consolidated financial statements of Intuitive Machines, LLC.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements of Intuitive Machines, LLC as of and for the years ended December 31, 2022 and 2021 contained in our Form 8-K/A dated March 30, 2023, filed with the SEC on March 31, 2023. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.
Emerging Growth Company

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company did not opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The effective dates shown in this Note 2 below reflect the election to use the extended transition period.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.
The Company bases its estimates and assumptions on historical experience, other factors, including the current economic environment, and various other judgments that it believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future reporting periods.

Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. All of the Company’s assets are maintained in the United States. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties.

The majority of the Company’s cash and cash equivalents are held at major financial institutions. Certain account balances exceed the Federal Deposit Insurance Corporation insurance limits of $250,000 per account. The Company generally does not require collateral to support the obligations of the counterparties and cash levels held at banks are more than federally insured limits. The Company limits its exposure to credit loss by maintaining its cash and cash equivalents with highly rated financial institutions. The Company has not experienced material losses on its deposits of cash and cash equivalents.
The Company monitors the creditworthiness of its customers to whom it grants credit terms in the normal course of its business. The Company evaluates the collectability of its accounts receivable based on known collection risks and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial downgrading of credit ratings), the Company records a specific allowance for expected credit losses against amounts to reduce the net recognized receivable to the amount it reasonably believes will be collected and revenue recognition is deferred until the amount is collected and the contract is completed. For all other customers, the Company records allowances for credit losses based on the specific analysis of the customer’s ability to pay on an as needed basis.
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. For the three months ended March 31, 2023 and 2022, there was one major customer that accounted for 74% and 78%, respectively, of the Company’s total revenue. The largest customer did not have any accounts receivable as of March 31, 2023 and December 31, 2022. Two other customers accounted for 29% and 13% as of March 31, 2023, and 35% and 14% of the accounts receivable balance as of December 31, 2022.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. For the three months ended March 31, 2023 the Company had two major supplier representing 63% and 11% of goods and services purchased. The largest supplier accounted for 93% of goods and services purchased for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, the largest supplier represented 6% and 21%, respectively, of the accounts payable balance.
Liquidity and Capital Resources
The unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of March 31, 2023, the Company had cash and cash equivalents of $46.8 million and a working capital deficit of $42.5 million. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock including the execution of SAFE agreements, and proceeds from the issuance of bank debt. As further described in Note 1 - Business Description, on February 13, 2023, the Company received approximately $34.1 million of gross proceeds to fund operations as a result of the Business Combination with IPAX. Additionally, in connection with the Business Combination, the Company entered into a common stock purchase agreement relating to an equity facility under which the Company may direct the counterparty, at its discretion, to purchase up to the lesser of $50.0 million of newly issued Class A common stock and the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. Subsequent to the Closing of the Business Combination, the Company received $12.7 million in cash associated with the termination of a forward purchase agreement and $2.2 million in cash proceeds associated with warrant exercises.

Management believes that the cash available from the consummation of the Transactions will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
Cash and Cash Equivalents
The Company considers cash, time deposits and other highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash consists of cash not readily available for general purpose cash needs. Restricted cash relates to cash held at commercial banks to support credit accounts. Restricted cash serving as collateral will be released upon full repayment of the credit account.
Transaction Costs

Transaction costs consists of direct legal, consulting, audit and other fees related to the consummation of the Business Combination and related transactions as described further in Note 3. These costs were initially capitalized as incurred and recorded as prepaid expenses in our condensed consolidated balance sheets and totaled zero and $5.3 million as of March 31, 2023 and December 31, 2022, respectively. Upon the completion of the Business Combination, transaction costs directly related to the issuance of shares were netted against the proceeds from the merger and recorded as an offset in additional paid-in capital upon consummation of the transactions. Total transaction costs charged to additional paid in capital were approximately $24.4 million during the three months ended March 31, 2023. Approximately, $782 thousand in transaction costs were paid by Intuitive Machines, LLC during the first quarter of 2023 and $8.1 million in transaction costs were accrued in accounts payable in our condensed consolidated balance sheets as of March 31, 2023. The remaining difference was paid by Intuitive Machines, LLC in 2022 or by IPAX prior to the Closing of the Business Combination.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and unbilled receivable, less an allowance for any potential expected uncollectible amounts and do not bear interest. The Company estimates allowance for credit losses based on the credit worthiness of each customer, historical collections experience and other information, including the aging of the receivables. The Company writes off accounts receivable against the allowance for credit losses when a balance is unlikely to be collected.

Prepayments and Other Current Assets
Prepaid and other current assets primarily consist of prepaid service fees, security deposits and other general prepayments.
Property and Equipment, Net
Property and equipment, net are stated at cost, less accumulated depreciation. Property and equipment which are not in service are classified as construction-in-process.
Depreciation is computed using the straight-line method over the following estimated useful lives of assets:

Asset	Useful Life
Leasehold improvements	1 – 7 years
Vehicles and trailers	3 – 5 years
Computers and software	3 years
Furniture and fixtures	5 years
Machinery and equipment	3 – 7 years
Expenditures for maintenance and repairs that do not extend the useful lives of property and equipment are recognized as expenses when incurred. Upon retirement or sale of assets, the cost and related accumulated depreciation and amortization is written off. No material gains or losses related to the sale of assets have been recognized in the accompanying condensed consolidated statements of operations.

Long-Lived Assets
Long-lived assets consist of property and equipment, net, and are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. Recoverability is measured by comparing the carrying value of a long-lived asset to the future undiscounted cash flows that the long-lived asset is expected to generate from use and eventual disposition. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. No impairment charges were recorded for the three months ended March 31, 2023 and 2022.

Earn-Out Liabilities

Unvested earn out units of Intuitive Machines, LLC (“Earn Out Units”) are classified as liability transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event (as defined in Note 3) is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to shareholders’ equity (deficit) on the condensed consolidated balance sheet. As of the Closing Date, the Earn Out Units had a fair value of $99.7 million. As of March 31, 2023, the Earn Out Units had a fair value of $103.4 million, with the changes in the fair value between the Closing Date and March 31, 2023 of $3.7 million recognized as change in fair value of the earn-out liability under other income (expense) within the condensed consolidated statements of operations. As of March 31, 2023, none of the Triggering Events had occurred.

Operating Lease Liabilities and Right-of-Use Assets
We determine whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and right-of-use assets (“ROU assets”) are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in the calculation of present value unless the implicit rate can be readily determined, however, none of our lease liabilities were determined using implicit rates. Certain leases include provisions for the renewal or termination. We only consider fixed payments and those options that are reasonably certain to be exercised in the determination of the lease term and the initial measurement of lease liabilities and ROU assets. Expense for operating lease payments is recognized as lease expense on a straight-line basis over the lease term. We do not separate lease and non-lease components of a contract. Operating lease ROU assets are presented within Operating lease right-of-use assets on our condensed consolidated balance sheet. See Note 6 - Leases for further disclosures and information on leases.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, trade payables, amounts receivable or payable to related parties and long-term debt. The carrying amount of cash and cash equivalents, trade receivables, trade payables and receivables and payables from affiliates approximates fair value because of the short-term nature of the instruments. The fair value of debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.
We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We estimate fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which is categorized in one of the following levels:
•Level 1: Quoted prices for identical instruments in active markets.
•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and
•Level 3: Significant inputs to the valuation model are unobservable.

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of Intuitive Machines, LLC that Intuitive Machines, Inc. controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 68,150,754 common units issued by Intuitive Machines, LLC to the prior investors. As of the Close of the Business Combination, Intuitive Machines, Inc. held an 18.8% interest in Intuitive Machines, LLC, with the remaining 81.2% interest held by Intuitive Machines, LLC’s prior investors. The prior investors’ interests in Intuitive Machines, LLC represents a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for either shares of Class A Common Stock of Intuitive Machines, Inc. on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of Intuitive Machines, LLC common units in cash must be funded through a private or public offering of Intuitive Machines, Inc.’s Class A Common Stock and is subject to Board of Director's ("Board") approval by Intuitive Machines, Inc. As of March 31, 2023, the prior investors of Intuitive Machines, LLC hold the majority of the voting rights on Intuitive Machines, Inc.’s Board.

As the redeemable noncontrolling interests are redeemable upon the occurrence of an event that is not solely within the Company’s control, we classify our redeemable noncontrolling interests as temporary equity. The redeemable noncontrolling interests were initially measured at the Intuitive Machines, LLC prior investors’ share in the net assets of the Company upon consummation of the Business Combination. Subsequent remeasurements of the Company’s redeemable noncontrolling interests are recorded as a deemed dividend each reporting period, which reduces retained earnings, if any, or additional paid-in capital of Intuitive Machines, Inc. Remeasurements of the Company’s redeemable noncontrolling interests are based on the fair value of our Class A common stock.

General and Administrative Expense
General, selling, and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, marketing, and human resources; rent relating to the Company’s office space; professional fees and other general corporate costs. Human capital expenses primarily include salaries and benefits.
Revenue Recognition
Most of our revenue are from long-term contracts associated with the engineering services for the research, design, development, manufacturing, integration and sustainment of advanced technology aerospace systems. Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied which generally occurs with the transfer of services to the customer. For each long-term contract, we determine the transaction price based on the consideration expected to be received. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices.
Contract Combination
To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires judgment and the decision to combine a group of contracts or separate a combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in each period. Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts primarily because we provide a significant service of integrating a complex set of tasks and components into a single project or capability.
Contract Types
The Company performs work under contracts that broadly consist of fixed-price, time and materials or a combination of the two. Pricing for all customers is based on specific negotiations with each customer.
For most of our business, where performance obligations are satisfied due to the continuous transfer of control to the customer, revenue is recognized over time. Where the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, those contracts are accounted for as single performance obligations. We recognize revenue generally using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. This method is deemed appropriate in measuring performance towards completion because it directly measures the value of the goods and services transferred to the customer. Billing timetables and payment terms on our contracts vary based on a few factors, including the contract type. Typical payment terms under fixed-price contracts provide that the customer pays either performance-based payment based on the achievement of contract milestones or progress payments based on a percentage of costs we incur.
For a small portion of our business, where we have the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, revenue is recognized when services are performed and contractually billable. Under the typical payment terms of our services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., weekly, biweekly, or monthly) or upon achievement of contractual milestones.
Contract Costs
Contract costs include all direct materials, labor and subcontractor costs and an allocation of indirect costs related to contract performance. Customer-furnished materials are included in both contract revenue and cost of revenue when management concludes that the company is acting as a principal rather than as an agent. Revenue for uninstalled materials is recognized when the cost is incurred and control is transferred to the customer, which revenue is recognized using the cost-to-cost method. Certain costs associated with significant long-term service arrangements are capitalized and amortized across the life of the contract. Capitalized contract costs primarily relate to prepaid pre-launch integration and engineering services and launch services subcontracted with a third-party. Pre-launch integration and engineering services and launch services are capitalized and amortized over the term of the contract on a systematic basis that is consistent with the transfer of the goods and services to our end customer. Project mobilization costs are generally charged to the project as incurred when they are an integrated part of the performance obligation being transferred to the client. Costs to obtain a contract are expensed as incurred unless they are expected to be recovered from the customer.
Variable Consideration
It is common for our contracts to contain variable consideration in the form of award fees, incentive fees, performance bonuses, liquidated damages or penalties that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or targets and can be based on customer discretion. We estimate the amount of variable consideration based on a weighted probability or the most likely amount to which we expect to be entitled. Variable consideration is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance, and any other information (historical, current or forecasted) that is reasonably available to us.
Contract Estimates and Modifications
Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex and subject to many variables and requires significant judgment. As a significant change in estimated total revenue and cost could affect the profitability of our contracts, we routinely review and update our contract-related estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and the estimate at completion. As part of this process, management reviews information including, but not limited to, outstanding contract matters, progress towards completion, program schedule and the associated changes in estimates of revenue and costs. Management must make assumptions and estimates regarding the availability and productivity of labor, the complexity of the work to be performed, the availability and cost of materials, the performance of subcontractors and the availability and timing of funding from the customer, along with other risks inherent in performing services under all contracts where we recognize revenue over time using the cost-to-cost method.
We typically recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified.
Contracts are often modified to account for changes in contract specifications and requirements. Most of our contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. We account for contract modifications prospectively when the modification results in the promise to deliver additional goods or services that are distinct and the increase in price of the contract is for the same amount as the stand-alone selling price of the additional goods or services included in the modification.
Unbilled Receivables and Deferred Revenue
Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue recognized over time using the cost-to-cost method. Unbilled receivables (contract assets) include unbilled amounts typically resulting from revenue under long-term contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Deferred revenue (contract liabilities) consists of advance payments and billings in excess of revenue recognized. Our unbilled receivables and deferred revenue are reported in a net position on a contract-by-contract basis at the end of each reporting period.
The payment terms of our contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. The advance payment generally is not considered to contain a significant financing component as we expect to recognize those amounts in revenue within a year of receipt as work progresses on the related performance obligation.
Income Taxes
Intuitive Machines

Intuitive Machines, Inc. is a corporation and thus is subject to United States (“U.S.”) federal, state and local income taxes. Intuitive Machines, LLC is a partnership for U.S. federal income tax purposes and therefore does not pay United States federal income tax. Instead, the Intuitive Machines, LLC unitholders, including Intuitive Machines, Inc., are liable for U.S. federal income tax on their respective shares of Intuitive Machines, LLC’s taxable income. Intuitive Machines, LLC is liable for income taxes in those states which tax entities classified as partnerships for U.S. federal income tax purposes.
We use the asset and liability method of accounting for income taxes for the Company. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded.

The Company follows the guidance of ASC Topic 740, Income Taxes. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The open tax years for the tax returns generally include 2019 through 2021 for state and federal reporting purposes.

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a Tax Receivable Agreement (the “TRA”) with Intuitive Machines, LLC and certain Intuitive Machines, LLC members (the “TRA Holders”). Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. realizes, or is deemed to realize, as a result of certain tax attributes, including (A) existing tax basis of certain assets of Intuitive Machines, LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by Intuitive Machines, Inc., (C) certain tax benefits realized by Intuitive Machines, Inc. as a result of the Business Combination, and (D) tax deduction in respect of portions of certain payments made under the TRA. All such payments to the TRA Holders are the obligations of the Intuitive Machines, Inc., and not that of Intuitive Machines, LLC. As of March 31, 2023, there have been no exchanges of Intuitive Machines, LLC units for Class A common stock of the Intuitive Machines, Inc. and, accordingly, no TRA liabilities currently exist.

See Note 3 - Business Combination and Related Transactions for further description of the TRA.

Earnings (Loss) Per Share (“EPS”)

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of Class A common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. Diluted earnings per share is calculated based on the weighted average number of shares of Class A common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where a net loss has been reported.

Prior to the Business Combination, the membership structure of Intuitive Machines, LLC included membership units. In conjunction with the Closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of Intuitive Machines, LLC and Intuitive Machines, Inc. implemented a revised class structure including Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) having one vote per share and economic rights, Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”) having one vote per share and no economic rights, and Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”) having three votes per share and no economic rights. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these condensed consolidated financial statements. As a result, loss per share information has not been presented for periods prior to the Business Combination on February 13, 2023.
Share-Based Compensation
We recognize all share-based awards to employees and directors as share-based compensation expense based upon their fair values on the date of grant.
We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense during the requisite service periods. We have estimated the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our share price. We recognize the share-based compensation expense over the requisite service period using the straight-line method for service condition only awards, which is generally a vesting term of five years. Forfeitures are accounted for in the period in which they occur and reverses any previously recognized compensation cost associated with forfeited awards.
Other Current Liabilities
As of March 31, 2023 and December 31, 2022, other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Financing obligation, current (see Note 6 - Leases)	$14,582	$9,117
Payroll accruals	3,158	2,117
Income tax liability	3,210	—
Professional fees accruals	956	3,677
Other accrued liabilities	351	267
Other current liabilities	$22,257	$15,178

NOTE 3 - BUSINESS COMBINATION AND RELATED TRANSACTIONS

On February 13, 2023 as contemplated by the Business Combination Agreement, Intuitive Machines, Inc. and Intuitive Machines, LLC consummated the Business Combination, whereby: (i) Intuitive Machines, LLC appointed Intuitive Machines, Inc. as its managing member; (ii) Intuitive Machines, Inc. issued to certain existing members of Intuitive Machines, LLC, 10,566 shares of Intuitive Machines Class B Common Stock having one vote per share and no economic rights, or 68,140,188 shares of Class C Common Stock having three votes per share and no economic rights, in each case, in exchange for payment from such Intuitive Machines, LLC members of a per-share price equal to the par value per share of such stock, and equal to the number of Intuitive Machines, LLC common units held by such person as of and on the

Closing Date; (iii) Intuitive Machines, Inc. contributed to Intuitive Machines, LLC an amount in cash of $8.1 million, net of transaction costs, in exchange for certain units in Intuitive Machines, LLC; and (iv) the other transactions contemplated by the Business Combination Agreement (the “Transactions”) were consummated as further described below.

Intuitive Machines, LLC Conversion and Recapitalization

In connection with the Business Combination, Intuitive Machines, LLC changed its jurisdiction of organization from Texas to Delaware. Immediately prior to the Closing, Intuitive Machines, LLC effectuated the recapitalization whereby all outstanding equity securities of Intuitive Machines, LLC were converted into common units of Intuitive Machines, LLC (“Intuitive Machines, LLC common units”), options to purchase Intuitive Machines, LLC common units (“Intuitive Machines, LLC options”) and unvested earn out units of Intuitive Machines, LLC (“Earn Out Units”).

Consideration and Structure

As a result of the Up-C structure, the Business Combination consideration received by Intuitive Machines, LLC members consisted of securities of both Intuitive Machines, LLC having economic rights but not voting rights and Intuitive Machines, Inc. having voting rights but not economic rights equal to a value of approximately $700.0 million. In particular, the Business Combination consideration received by the Intuitive Machines, LLC members comprised of an aggregate of (a) (i) 68,155,203 Intuitive Machines, LLC Common Units, (ii) 1,874,719 Intuitive Machines, LLC Options and (iii) 10,000,000 Earn Out Units and (b) (i) 15,015 shares of Intuitive Machines, Inc. Class B Common Stock (excluding 1,873,307 shares of Intuitive Machines, Inc. Class B Common Stock reserved for issuance upon exercise of Intuitive Machines, LLC Options) and (ii) 68,140,188 shares of Intuitive Machines, Inc. Class C Common Stock (excluding 10,000,000 shares of Intuitive Machines, Inc. Class C Common Stock reserved for issuance upon vesting of the Earn Out Units).

The 10,000,000 Earn Out Units received by the applicable Intuitive Machines, LLC Members are subject to vesting and will be earned, released and delivered upon satisfaction of the following milestones: (i) 2,500,000 Earn Out Units will vest if, during the Earn Out Period (as defined below), Intuitive Machines is awarded the OMES III Contract by NASA (“Triggering Event I”), (ii) 5,000,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I occurs and the volume weighted average closing sale price of Intuitive Machines, Inc. Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-A”), (iii) 7,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I has not occurred and the volume weighted average closing sale price of Intuitive Machines, Inc. Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-B”), and (iv) 2,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event III occurs the volume weighted average closing sale price of Intuitive Machines, Inc. Class A Common Stock equals or exceeds $17.50 per share (“Triggering Event III”), provided, that Triggering Event II-A and Triggering Event II-B may not both be achieved. “Earn Out Period” means (i) with respect to Triggering Event I, the time period beginning on September 16, 2022 and ending at 11:59 pm ET on December 31, 2023, and (ii) with respect to Triggering Event II-A, Triggering Event II-B and Triggering Event III, the time period beginning on the date that is 150 days following the Closing Date and ending on the date that is the five (5) year anniversary of the Closing Date. If a Change of Control (as defined in the Business Combination Agreement) occurs during the Earn Out Period that results in the holders of Intuitive Machines, Inc. Class A Common Stock receiving a per share price greater than or equal to $15.00 or $17.50, respectively, then immediately prior to the consummation of such Change of Control, to the extent not previously triggered, then Triggering Event II-A or Triggering Event II-B will be deemed to have occurred, as applicable, and the applicable Earn Out Units shall vest.

After the expiration of the applicable lock-up period, holders of certain Intuitive Machines, LLC Common Units will be permitted to exchange such Intuitive Machines, LLC Common Units (along with the cancellation of the paired share of Intuitive Machines, Inc. Class B Common Stock or share of Intuitive Machines, Inc. Class C Common Stock) for shares of Intuitive Machines, Inc. Class A Common Stock on a one-for-one basis pursuant to the second amended and restated limited liability company agreement of Intuitive Machines, LLC (the “Second A&R Operating Agreement”) (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or, at the election of Intuitive Machines, Inc. (determined by a majority of the directors of Intuitive Machines, Inc. who are disinterested with respect to such determination), cash from a substantially concurrent public offering or private sale in an amount equal to the net amount, on a per share basis, of cash received as a result of such public offering or private sale.

Upon the vesting of any Earn Out Units, each of the applicable Intuitive Machines, LLC Members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, Inc. an equal number of shares of Intuitive Machines, Inc. Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Intuitive Machines, Inc. Class C Common Stock. Upon the exercise of any Intuitive Machines, LLC Option, (i) Intuitive Machines, LLC will issue to the exercising holder such number of Intuitive Machines, LLC Common Units to be received by such exercising holder as a result of such exercise and (ii) Intuitive Machines, Inc. will issue to the exercising holder an equal number of shares of Intuitive Machines, Inc. Class B Common Stock, in exchange for the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Intuitive Machines, Inc. Class B Common Stock.

The Series A Investment

On September 16, 2022, concurrently with the execution of the Business Combination Agreement, the Intuitive Machines, Inc. entered into a purchase agreement (the “Series A Purchase Agreement”) with Kingstown 1740 (an existing security holder of the Intuitive Machines, Inc. and an affiliate of IPAX’s sponsor, Inflection Point Holdings LLC (the “Sponsor”) and Ghaffarian Enterprises, LLC (an affiliate of Kamal Ghaffarian, an Intuitive Machines, LLC founder) (collectively, the “Series A Investors”), pursuant to which, and on the terms and subject to the conditions of which, Intuitive Machines, Inc. agreed to issue and sell to the Series A Investors (i) an aggregate of 26,000 shares of 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) which will be convertible into shares of Intuitive Machines, Inc. Class A common stock in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Cumulative Convertible Preferred Stock (the “Certificate of Designation”) and (ii) warrants to purchase 541,667 shares of Intuitive Machines, Inc. Class A Common Stock at an initial exercise price of $15.00 per share, subject to adjustment (the “Preferred Investor Warrants”).

In conjunction with the closing, the Company received proceeds of $26.0 million and issued 26,000 shares of Series A Preferred Stock and 541,667 Preferred Investor Warrants. The Series A Preferred Stock and Preferred Investor Warrants each represent freestanding financial instruments. The Series A Preferred Stock is not a mandatorily redeemable financial and is redeemable at the option of the Series A Investors. The Series A Preferred Stock was recorded as Series A preferred stock subject to possible redemption and classified as temporary equity pursuant to ASC 480-10-S99. The Preferred Investor Warrants were classified as equity. The $26.0 million in proceeds received were allocated to the Series A Preferred Stock and Preferred Investor Warrants based on the relative fair value of the instruments at closing.

Tax Receivable Agreement

Intuitive Machines, Inc. entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Intuitive Machines, LLC and certain Intuitive Machines, LLC Members (the “TRA Holders”) at Closing. Pursuant to the TRA, Intuitive Machines, Inc. will generally be required to pay the TRA Holders 85% of the amount of the cash tax savings, if any, in U.S. federal, state, and local taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. (and applicable consolidated, unitary, or combined subsidiaries thereof, if any realizes, or is deemed to realize, as a result of certain tax attributes (the “Tax Attributes”), including:

•existing tax basis in certain assets of Intuitive Machines, LLC and certain of its direct or indirect subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service;

•tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units (including any such adjustments resulting from certain payments made by Intuitive Machines, Inc. under the TRA) acquired by Intuitive Machines, Inc. from a TRA Holder pursuant to the terms of the Second A&R Operating Agreement;

•certain tax benefits realized by Intuitive Machines, Inc. as a result of certain U.S. federal income tax allocations of taxable income or gain away from Intuitive Machines, Inc. and to other members of Intuitive Machines, LLC and deductions or losses to Intuitive Machines, Inc. and away from other members of Intuitive Machines, LLC, in each case as a result of the Business Combination; and

•tax deductions in respect of portions of certain payments made under the TRA.

Under the terms of the TRA, Intuitive Machines, Inc. will make payments to the TRA Holders in respect of 85% of the cash tax savings resulting from the net tax benefit of certain Tax Attributes. However, until a TRA Holder exchanges at least 5% of its Intuitive Machines, LLC Common Units, Intuitive Machines, Inc. will hold such payments applicable to existing basis until the TRA Holder satisfies such threshold exchange. As of March 31, 2023, no TRA Holder had exchanged at least 5% of its Intuitive Machines, LLC Common Units. Future exchanges will result in incremental tax attributes and potential cash tax savings for Intuitive Machines, Inc. Depending on Intuitive Machines, Inc.’s assessment on realizability of such Tax Attributes, the arising TRA liability will be recorded through income.

Equity Facility

On September 16, 2022, the Company entered into a common stock purchase agreement (the “Cantor Purchase Agreement”), dated September 16, 2022, with CF Principal Investments LLC (“CFPI”) relating to an equity facility under which shares of newly issued Intuitive Machines, Inc. Class A Common Stock may be sold to CFPI by Intuitive Machines, Inc. Pursuant to the terms of the Cantor Purchase Agreement, Intuitive Machines, Inc. will have the right, but not the obligation, from time to time at its sole discretion, until the first day of the month following the 18-month period from and after the Commencement (as defined in the Cantor Purchase Agreement), to direct CFPI to purchase up to the lesser of (i) $50.0 million of newly issued Intuitive Machines, Inc. Class A Common Stock and (ii) the Exchange Cap, by delivering written notice to CFPI prior to the commencement of trading on any trading day, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, the Company agreed to issue 100,000 shares (the “Commitment Shares”) of Intuitive Machines, Inc. Class A Common Stock to CFPI. The Company entered into a registration rights agreement with CFPI, pursuant to which it agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Intuitive Machines, Inc. Class A Common Stock that are sold to CFPI under the equity facility and the Commitment Shares.

As of March 31, 2023, the Commitment Shares have not been issued and no shares of Class A Common Stock have been sold to CFPI under the Cantor Purchase Agreement.
Forward Purchase Agreements

Prior to the closing of Business Combination, the Company entered into forward purchase agreements with two separate counterparties pursuant to which each counterparty agreed to purchase 1,250,000 shares of Class A Common Stock from shareholders who had previously tendered such shares for redemption but agreed to reverse their redemption and sell such shares to the counterparties at the redemption price of approximately $10.19 per share. The Company prepaid approximately $25.5 million to the counterparties at the closing of the Business Combination to secure its purchase obligation to repurchase the 2,500,000 shares at the redemption price per share on the option expiration date that was one month after closing of the Business Combination. The forward purchase agreements were accounted for as a prepaid asset and marked to fair value through earnings each period until the agreements were terminated or expired. The Company paid transaction fees to the counterparties totaling $750 thousand which was recorded as general and administrative expense for the three months ended March 31, 2023.

On February 23, 2023, one of the counterparties exercised their right to optional early termination of the forward purchase agreement for 1,250,000 shares and returned approximately $12.7 million in cash to the Company resulting in an immaterial net loss on termination for the three months ended March 31, 2023. On March 8, 2023, the remaining forward purchase agreement expired resulting in the Company’s repurchase of 1,250,000 shares resulting in a net gain on settlement of the agreement of approximately $93 thousand recorded in other income (expense) for the three months ended March 31, 2023. The repurchased Class A shares were recorded as treasury stock upon expiration of the forward purchase agreement in the amount of $12.8 million based on a stock price of $10.26 per share on the date of repurchase.
NOTE 4 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following tables provide information about disaggregated revenue for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023		2022
Revenue by Contract Type
Fixed price	$16,595	91%	$16,468	89%
Time and materials	1,641	9%	2,003	11%
Total	$18,236	100%	$18,471	100%
Contract Assets and Liabilities
Contract assets primarily relate to deferred contract costs for subcontracted launch services, as well as work completed not yet billed for performance obligations that are satisfied over time. Deferred contract costs and unbilled receivables are recorded contract assets on our condensed consolidated balance sheets. Contract assets related to deferred contract costs are amortized straight-line across the life of the long-term service arrangement. Contract assets related to work completed for performance obligations that are satisfied over time are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to billings or consideration received in advance of performance (obligation to transfer goods or services to a customer) under the contract as well as provisions for loss contracts. Contract liabilities are recognized as revenue when the performance obligation has been performed. Current deferred revenue and provisions for loss contracts are recorded in current contract liabilities on our condensed consolidated balance sheets. Long-term deferred revenue and provisions for loss contracts are recorded in long-term contract liabilities on our condensed consolidated balance sheets.
The following table presents contract assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Contract Assets
Deferred contract costs	$11,051	$6,633
Unbilled receivables	655	346
Total	$11,706	$6,979
For the three months ended March 31, 2023 and 2022, amortization expense associated with deferred contract costs for subcontracted launch services is recorded in cost of revenue and was $9.9 million and $11.8 million, respectively.
The following table presents contract liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Contract liabilities – current
Deferred revenue	$33,170	$39,831
Contract loss provision	10,385	10,120
Accrued launch costs	6,514	6,705
Total contract liabilities – current	50,069	56,656
Contract liabilities – long-term
Contract loss provision	635	2,188
Total contract liabilities – long-term	635	2,188
Total contract liabilities	$50,704	$58,844
Revenue recognized from amounts included in contract liabilities at the beginning of the period was $15.8 million and $9.9 million during the three months ended March 31, 2023 and 2022, respectively.
Loss Contracts
Contract losses are a result of constraining variable consideration and estimated contract costs exceeding current contract price. The Company experiences favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. In the three months ended March 31, 2023 and 2022, we recorded $6.7 million and $2.4 million in net losses, respectively, related to contracts with customers.
As of March 31, 2023, the status of these loss contracts were as follows:
•The first contract, for lunar payload services, became a loss contract in 2019 due to the constraint of variable consideration. Variable consideration has been constrained to $0 from a total potential amount of $8.1 million. For the three months ended March 31, 2023, and 2022, changes in estimated contract costs resulted in an additional $5.4 million and $2.4 million contract loss, respectively. As of March 31, 2023, and 2022, this contract was approximately 97% complete and 86% complete, respectively. The contract is anticipated to be 100% complete as of September 30, 2023. As of March 31, 2023 and December 31, 2022, the reserve for estimated contract losses recorded in contract liabilities, current in our condensed consolidated balance sheets was $0.5 million and $0.4 million, respectively.
•The second contract, for lunar payload services, became a loss contract in 2021 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $7.8 million. For the three months ended March 31, 2023 and 2022, changes in estimated contract costs resulted in an additional $0.2 million and $0 in contract loss, respectively. As of March 31, 2023, and 2022, this contract was approximately 40% complete and 10% complete, respectively. The contract is anticipated to be 100% complete as of June 30, 2024. As of March 31, 2023 and December 31, 2022, the reserve for estimated contract losses recorded $8.2 million and $7.7 million, respectively, contract liabilities, current and $0.6 million and $2.2 million, respectively, in contract liabilities, non-current in our condensed consolidated balance sheets.

•The third contract, for lunar payload services, became a loss contract in 2022 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $8.4 million. For the three months ended March 31, 2023 and 2022, changes in estimated contract costs resulted in an additional $0.9 million and $0 contract loss, respectively. As of March 31, 2023 this contract was approximately 78% complete. This contract is anticipated to be 100% complete as of May 31, 2024. As of March 31, 2023 and December 31, 2022, the reserve for estimated contract losses recorded in contract liabilities, current in our condensed consolidated balance sheets was $1.6 million and $1.9 million, respectively.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $87.0 million. The Company expects to recognize revenue on approximately 75-80% of the remaining performance obligations over the next 9 months, 20-25% in 2024 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of March 31, 2023.
For time and materials contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials agreements.
NOTE 5 - PROPERTY AND EQUIPMENT, NET
As of March 31, 2023 and December 31, 2022, property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$1,544	$1,544
Vehicles and trailers	129	129
Computers and software	1,739	1,673
Furniture and fixtures	794	794
Machinery and equipment	2,349	2,211
Construction in progress	26,109	17,747
Property and equipment, gross	32,664	24,098
Less: accumulated depreciation and amortization	(3,219)	(2,922)
Property and equipment, net	$29,445	$21,176
Total depreciation related to property and equipment for the three months ended March 31, 2023 and 2022 was $296 thousand and $248 thousand, respectively.
As of March 31, 2023 and December 31, 2022, the Company pledged property and equipment with net book value of approximately $28.6 million and $20.3 million, respectively, as security for its Credit Mobilization Facility with Live Oak Bank.
As of March 31, 2023, construction in progress includes $17.4 million of construction costs for a lunar operations center as further described in Note 6 - Leases as well as $7.9 million of costs associated with the fabrication of a commercial communications satellite. The Company capitalized interest in connection with construction in progress of $173 thousand and $31 thousand for the three months ended March 31, 2023 and 2022, respectively.
NOTE 6 - LEASES
The Company leases real estate for office space and for administrative, research, marketing and light manufacturing operations of the lessee’s aerospace related research and development business under operating leases. There are no finance leases.
The Company has six real estate leases with lease terms ranging from 16 months to 250 months, some of which contain options to extend and some of which contain options to terminate the lease without cause at the option of lessee.

The Company’s real estate leasing agreements include terms requiring the Company to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities which the Company accounts for as variable lease costs when incurred since the Company has elected to not separate lease and non-lease components, and hence are not included in the measurement of lease liability. For the three months ended March 31, 2023 and 2022, there were no significant variable lease costs. There are no restrictions or covenants imposed by any of the leases, and none of the Company’s leases contain material residual value guarantees.

In September 2021, the Company signed a ground lease agreement for the development of a lunar operations center that will serve as a production and testing facility of lunar lander components and other aerospace related operations. The facility is currently under construction, and the lessor will reimburse up to $40.0 million for certain costs incurred by the Company for design, construction, and development. The Company concluded that it was deemed the owner, for accounting purposes only, of the facility under build-to-suit lease accounting due to its involvement in the construction activities of the facility. Accordingly, the Company is accounting for the construction of the facility as a financing arrangement. As of March 31, 2023 and December 31, 2022, the Company has capitalized $17.4 million and $10.3 million of construction in progress, respectively, and a corresponding financing obligation of $14.6 million and $9.1 million, respectively. Upon completion of the construction project, the ground lease agreement will have an initial term of 20 years with four optional renewal periods of 5 years each. During the fourth quarter of 2022, construction was completed for a portion of the lunar operations center, and the Company took possession of the completed facility. Upon commencement of the lease, the Company determined that the facility qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the facility, as the fair value upon completion was determined to be equal to the carrying value. As of March 31, 2023, the Company recorded right-of-use assets of $3.0 million and corresponding lease liabilities of approximately $3.2 million. As of December 31, 2022, the Company recorded right-of-use assets and corresponding lease liabilities of approximately $3.1 million.

In December 2022, the Company entered into an operating lease for additional office space. The lease commenced in January 2023 with a lease term of 8 months.

The components of total lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$296	$133
Total lease cost	$296	$133
The components of supplemental cash flow information related to operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid (received) for amounts included in the measurement of lease liabilities:
Cash flow from operating activities	$239	$167
Weighted average lease term (months)	155	56
Weighted average discount rate	5.6%	6.0%
The Company recorded $17.4 million and $10.3 million in property and equipment related to reimbursable leasehold improvement costs incurred as of March 31, 2023 and December 31, 2022, respectively.

The operating lease ROU assets, current operating lease liabilities and non-current operating lease liabilities are disclosed in our condensed consolidated balance sheets.

The table below includes the estimated future undiscounted cash flows for operating leases as of March 31, 2023 (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$619
2024	916
2025	768
2026	706
2027	219
Thereafter	5,681
Total undiscounted lease payments	$8,909
Less: imputed interest	3,249
Present value of lease liabilities	$5,660
NOTE 7 - DEBT
The following table summarizes our outstanding debt (in thousands):

	March 31, 2023	December 31, 2022
Credit Mobilization Facility	$20,000	$20,000
Less: deferred financing costs	(33)	(39)
Less: current maturities	(16,099)	(16,098)
Long-term debt, net of current maturities	$3,868	$3,863
As of March 31, 2023 and December 31, 2022, the weighted-average interest rate on short-term borrowings outstanding was 9.56% and 6.55%, respectively.
Live Oak Credit Mobilization Facility
On December 12, 2019, we entered into a loan agreement with Live Oak Banking Company which provided a $12.0 million Credit Mobilization Facility with a due date of December 12, 2022 and a $1.0 million line of credit with a due date of December 12, 2020. Both the Credit Mobilization Facility and line of credit bear interest (payable monthly) at a rate per annum equal to 6%. The Credit Mobilization Facility and line of credit are secured by substantially all of the assets of the Company. On December 8, 2020 the Company entered into a Loan Modification Agreement with Live Oak Banking Company which amended the terms of the line of credit, including decreasing the maximum principal from $1.0 million to $400 thousand, extending the maturity date from December 12, 2020 to December 10, 2021, and changing the interest rate from 6.0% to a variable interest rate at the prime rate, as published in the Wall Street Journal newspaper, plus 2.0%. On April 30, 2021, we entered into a commitment with Live Oak Banking Company which provided a $12.0 million contract mobilization credit facility with a loan maturity of November 15, 2022, which superseded the existing contract mobilization credit facility. On December 10, 2021, the line of credit expired. The Company had no balance outstanding at that time and did not renew the line of credit.

On July 14, 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak Banking Company which provided an $8.0 million mobilization credit facility with a loan maturity of July 14, 2024 and extended the maturity date of our existing $12.0 million mobilization credit facility to November 14, 2023. The $8.0 million mobilization credit facility requires early payment of principal upon the completion of certain mission milestones. If the milestones are completed, principal payments of $4.1 million and $3.9 million would be due prior to loan maturity in 2023 and 2024, respectively. The $12.0 million mobilization credit facility requires principal payments of $8.0 million on August 15, 2023 and $4.0 million on November 14, 2023. The mobilization credit facilities bear interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0%. The mobilization credit facilities require the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company. There was $20.0 million outstanding under the credit mobilization facilities as of March 31, 2023 and December 31, 2022.

NOTE 8 - INCOME TAXES

Intuitive Machines, Inc. is a corporation and thus is subject to United States (“U.S.”) federal, state and local income taxes. Intuitive Machines, LLC is a partnership for U.S. federal income tax purposes and therefore does not pay United States federal income tax. Instead, the Intuitive Machines, LLC unitholders, including Intuitive Machines, Inc., are liable for U.S. federal income tax on their respective shares of Intuitive Machines, LLC’s taxable income. Intuitive Machines, LLC is liable for income taxes in those states which tax entities classified as partnerships for U.S. federal income tax purposes.

For the three months ended March 31, 2023 and 2022, we recognized a combined U.S. federal and state expense/(benefit) for income taxes of $3.2 million and $0.0, respectively. The effective combined United States federal and state income tax rates were (15.9%) and 0.0% for the three months ended March 31, 2023 and 2022, respectively. For three months ended March 31, 2023, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three months ended March 31, 2022, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a Tax Receivable Agreement (the “TRA”) with Intuitive Machines, LLC and certain Intuitive Machines, LLC members (the “TRA Holders”). Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. realizes, or is deemed to realize, as a result of certain tax attributes, including (A) existing tax basis of certain assets of Intuitive Machines, LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by Intuitive Machines, Inc., (C) certain tax benefits realized by Intuitive Machines, Inc. as a result of the Business Combination, and (D) tax deduction in respect of portions of certain payments made under the TRA. All such payments to the TRA Holders are the obligations of the Intuitive Machines, Inc., and not that of Intuitive Machines, LLC. As of March 31, 2023, there have been no exchanges of Intuitive Machines, LLC units for Class A common stock of the Intuitive Machines, Inc. and, accordingly, no deferred tax assets subject to the TRA or TRA liabilities currently exist.
NOTE 9 - MEZZANINE EQUITY AND EQUITY

The condensed consolidated statements of shareholders’ deficit, mezzanine equity and noncontrolling interests reflect the reverse recapitalization and Business Combination as described in Note 1 - Business Description and Note 3 - Business Combination and Related Transactions. As Intuitive Machines, LLC was deemed to be the accounting acquirer in the Business Combination, all periods prior to the consummation of the Business Combination reflect the balances and activity of Intuitive Machines, LLC. The consolidated balances as of December 31, 2022 from the audited financial statements of Intuitive Machines, LLC as of that date and membership unit activity in the condensed consolidated statements of change in shareholders’ deficit, as well as mezzanine and noncontrolling interests, prior to the consummation of the Business Combination have not been retroactively adjusted.

Upon consummation of the Transactions, the Company’s capital stock consisted of (i) 8,243,750 shares of Class A Common Stock held by the Sponsor, (ii) 5,493,182 shares of Class A Common Stock issued to public shareholder, net of redemptions, (iii) 2,066,667 shares of Class A Common Stock issued as a result of the conversion of SAFE Agreements previously held by investors in Intuitive Machines, LLC, (iv) 10,566 shares of Class B Common Stock issued to Intuitive Machines, LLC Class B Unit holders, (v) 68,140,188 shares of Class C Common Stock issued to the Founders of Intuitive Machines, LLC, and (vi) 26,000 shares of Series A Preferred Stock issued to PIPE investors. In addition, 10,000,000 Earn

Out Units were issued to the Intuitive Machines, LLC Founders representing contingently issuable shares of Class A Common Stock as further described in Note 3.

The table below reflects share information about the Company’s capital stock as of March 31, 2023.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	16,021,804	(1,250,000)	14,771,804
Class B Common Stock	$0.0001	100,000,000	10,566	—	10,566
Class C Common Stock	$0.0001	100,000,000	68,140,188	—	68,140,188
Series A Preferred Stock	$0.0001	25,000,000	26,000	—	26,000
Total shares as of March 31, 2023		725,000,000	84,198,558	(1,250,000)	82,948,558

Class A Common Stock

Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record in person or by proxy on all matters submitted to a vote of the holders of Class A Common Stock, whether voting separately as a class or otherwise. Class A Common Stock has rights to the economics of the Company and to receive dividend distributions, subject to applicable laws and the rights and preferences of holders of Series A Preferred Stock or any other series of stock having preference over or participation rights with Class A Common Stock. In the event of liquidation, dissolution or winding up of the affairs of Company, Class A Common Stock has rights to assets and funds of the Company available for distribution after making provisions for preferential and other amounts to the holders of Series A Preferred Sock or any other series of stock having preference over or participation rights with Class A Common Stock.

Class B Common Stock

Each holder of Class B Common Stock is entitled to one vote for each share of Class B Common Stock held of record in person or by proxy on all matters submitted to a vote of the holders of Class B Common Stock, whether voting separately as a class or otherwise. Class B Common Stock does not have rights to the economics of the Company nor to receive dividend distributions, except in limited circumstances. In the event of liquidation, dissolution or winding up of the affairs of the Company, Class B Common Stock holders are entitled to receive par value per share only. Class B Common Stock ownership is limited only to Intuitive Machines, LLC members in an amount not to exceed at any time the aggregate number of Intuitive Machines, LLC Common Units held of record by such member.

Class C Common Stock

Each holder of Class C Common Stock is entitled to three votes for each share of Class C Common Stock held of record in person or by proxy on all matters submitted to a vote of the holders of Class C Common Stock, whether voting separately as a class or otherwise. Class C Common Stock does not have rights to the economics of the Company nor to receive dividend distributions, except in limited circumstances. In the event of liquidation, dissolution or winding up of the affairs of the Company, Class C Common Stock holders are entitled to receive par value per share only. Class C Common Stock ownership is limited only to Intuitive Machines, LLC Founders in an amount not to exceed at any time the aggregate number of Intuitive Machines, LLC Founder Common Units held of record by such founder. The Intuitive Machines, LLC Founders are Dr. Kamal Ghaffarian, Stephen A. Altemus and Timothy Crain and their permitted transferees.

Class B and C Common Stock Conversions to Class A Common Stock

After the expiration of the applicable lock-up Period, holders of certain Intuitive Machines, LLC Common Units will be permitted to exchange their Intuitive Machines, LLC Common Units (along with the cancellation of the paired share of Class B Common Stock or share of Class C Common Stock) for shares of Class A Common Stock on a one-for-one basis (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or at the Company’s election (determined by a majority of our directors who are disinterested with respect to such determination), cash from a substantially concurrent public offering or private sale in an amount equal to the net amount, on a per share basis, of cash received as a result of such public offering or private sale.

Series A Preferred Stock (Mezzanine Equity)

The Series A Preferred Stock votes together with the Company’s Common Stock on an as-converted basis, except as required by law and under certain protective provisions. Each holder of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Class A Common Stock into which the shares of Series A Preferred Stock are convertible. The Series A Preferred Stock pays dividends, semi-annually at the rate of 10% of the original price per share, plus the amount of previously accrued, but unpaid dividends, compounded semi-annually, and participates with our Common Stock on all other dividends. Accrued dividends may be paid (i) in cash, (ii) subject to satisfaction of certain equity conditions, in shares of Class A Common Stock or (iii) accumulated, compounded and added to the liquidation preference described below.

Upon any liquidation or deemed liquidation event, the holders of Series A Preferred Stock will be entitled to receive out of the available proceeds, before any distribution is made to holders of Common Stock or any other junior securities, an amount per share equal to the greater of (i) 100% of the Accrued Value (as defined in the Certificate of Designation) or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into Class A Common Stock immediately prior to the liquidation event.

Each share of Series A Preferred Stock will be convertible at the holder's option into shares of Class A Common Stock at an initial conversion ratio determined by dividing the Accrued Value (as defined in the Certificate of Designation) of such shares of Series A Preferred Stock by the conversion price of $12.00 per share subject to adjustment in accordance with the terms of the Certificate of Designation.

The Series A Preferred Stock shall be redeemable at the option of the holder commencing any time after the 5th year anniversary of the Closing at a price equal to the 100% of the sum of (i) original purchase price plus (ii) all accrued/declared but unpaid dividends.

The Series A Preferred Stock shall be redeemable at the Company’s option commencing any time (A) after the 3rd year anniversary of the Closing at a price equal to the 115% of the Accrued Value, (B) after the 4th anniversary of the Closing at a price equal to the 110% of the Accrued Value and (C) after the 5th anniversary of the Closing at a price equal to the 100% of the Accrued Value.

Redeemable Noncontrolling Interests

As of March 31, 2023, the prior investors of Intuitive Machines, LLC owns 82.2% of the common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Intuitive Machines, Inc.’s Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board of Intuitive Machines, Inc., which as of March 31, 2023, is controlled by the prior investors. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.

The financial results of Intuitive Machines, LLC and its subsidiaries are consolidated with Intuitive Machines, Inc., with the redeemable noncontrolling interests' share of our net loss separately allocated.
NOTE 10 - WARRANTS AND SAFE AGREEMENTS

Public and Private Placement Warrants

In conjunction with the closing of the Business Combination, on February 13, 2023, the Company assumed a total of 23,332,500 warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $11.50 per share, subject to adjustment. Of the warrants, 16,487,500 Public Warrants were originally issued in the IPAX initial public offering (the “IPO”) and 6,845,000 Private Placement Warrants were originally issued in a private placement in connection with the IPO. The Company evaluated the terms of the warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified in shareholders’ equity upon issuance. The warrants became exercisable 30 days after the Closing of the Business Combination, and will expire five years after the Closing of the Business Combination.

The Private Placement Warrants are identical to the Public Warrants except that the Private Warrants may not, subject to certain limited exceptions, be transferred assigned or sold by the holders until 30 days after the Closing of the Business

Combination. The Public and Private Private Warrants do not entitle the holder to any voting rights, dividends or other rights as a shareholder of the Company prior to exercise.

Once the warrants become exercisable, the Company may redeem the outstanding warrants, in whole or in part, at a price of $0.01 per warrant upon a minimum of 30 days prior written notice of redemption and if, and only if, the closing price of the Company’s Class A Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise pursuant to any anti-dilution adjustments) for any 20 days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. The number of Class A Common Stock issuable on exercise of each warrant will be increased in proportion to certain increases in outstanding Class A Common Stock including any share capitalization payable, sub-division of shares or other similar events.

During the three months ended March 31, 2023, 218,205 Public Warrants were exercised resulting in the issuance of an equal number of shares of Class A Common Stock. The Company received cash proceeds of approximately $2.2 million and recorded a warrant receivable for approximately $267 thousand included in prepaids and other current assets in our condensed consolidated balance sheets as of March 31, 2023. The warrant receivable was collected by the Company in April 2023.

Series A Preferred Warrants

In conjunction with the issuance of Series A Preferred Stock at closing of the Business Combination, the Company issued 541,667 Series A Preferred Warrants (the “Preferred Warrants”) to purchase one share of the Company’s Class A Common Stock with an exercise price of $15.00, subject to adjustment. The Company evaluated the terms of the warrants and determined they meet the criteria to be classified in shareholders’ equity upon issuance.

The Preferred Warrants were immediately exercisable upon issuance and expire five years from the closing of the Business Combination. The Preferred Warrants include customary cash and cashless exercise provisions and may be exercised on a cashless basis if, at any time after the six month anniversary of the closing, there is not an effective registration statement with respect to the Class A Common Stock. The Preferred Warrants automatically exercise on a cashless basis at expiration. Other than the exercise price, the Preferred Warrants have the same terms and conditions as the Public Warrants. The Preferred Warrants do not entitle the holder to any voting rights, dividends or other rights as a shareholder of the Company prior to exercise.

As of March 31, 2023, there have been no exercises of the Preferred Warrants.

SAFE Agreements

Prior to closing of the Business Combination, Intuitive Machines, LLC issued six SAFE Agreements in late 2021 and early 2022. The funds received upon issuance of the SAFE Agreements were used to fund operations. Pursuant to the guidance under ASC 480 “Distinguishing Liabilities from Equity,” management determined that the SAFE Agreements should initially be recorded as liabilities at fair value and subsequently remeasured at fair value with changes recognized in earnings until conversion at a qualifying financing event or termination of the SAFE Agreements. As of December 31, 2022, the SAFE Agreements had a fair value of $18.3 million recorded as a long term liability in the condensed consolidated balance sheets.

As a result of closing of the Business Combination, the SAFE Agreements were converted into 2,066,667 shares of Class A Common Stock. At closing, the fair value of the SAFE Agreements was estimated at $20.7 million resulting in a change in fair value of SAFE Agreements of approximately $2.4 million recorded in the condensed consolidated statements of operations for the three months ended March 31, 2023.

NOTE 11 - SHARE-BASED COMPENSATION
2021 Unit Option Plan
On May 25, 2021, the Intuitive Machines, LLC’s board of directors adopted, and its members approved the 2021 Unit Option Plan (the “2021 Plan”). The 2021 Plan allowed the Intuitive Machines, LLC to grant incentive unit options (“Incentive Unit Options”) to purchase Class B unit interests. Pursuant to the 2021 Plan, up to 6,125,000 shares of Class B units were reserved for issuance, upon exercise of the aforementioned Incentive Unit Options made to employees, directors and consultants.

As a result of the Business Combination discussed in Note 3 - Business Combination and Related Transactions and per the terms of the Second Amended and Restated Intuitive Machines, LLC Operating Agreement, the unexpired and unexercised outstanding Incentive Unit Options at closing, whether vested or unvested, were proportionately adjusted using a conversion ratio of 0.5562 (rounded down to the nearest whole number of options). The exercise price of each option was adjusted accordingly. Each Incentive Unit Option continues to be subject to the terms and conditions of the 2021 Plan and will be exercisable for Class B Common Units of Intuitive Machines, LLC. When an option is exercised, the participant will receive Intuitive Machines, LLC Class B Common Units as well as Intuitive Machines, Inc. Class B Common Stock on a one-for-one basis. As a result of the conversions, there was no incremental compensation cost and the terms of the outstanding options, including fair value, vesting conditions and classification, were unchanged.
As of March 31, 2023, Intuitive Machines, LLC was authorized to issue a total of 1,835,335 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2022	1,865,094	$2.93	8.90
Granted	—	—
Exercised	(11,959)	1.80
Forfeited	(17,800)	1.80
Balance as of March 31, 2023	1,835,335	$2.95	8.54	$14,509,120
Exercisable as of March 31, 2023	553,326	$1.80	8.21	$5,018,458
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s units determined by our Board of Directors for each of the respective periods.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2022	$1.01
Granted	—
Vested	0.30
Forfeited	2.18
Non-vested as of March 31, 2023	$1.30
Share-based compensation expense was classified in the condensed consolidated statement of operations under general and administrative expense. As of March 31, 2023, the Company had $1.8 million in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 1.93 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with Closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of March 31, 2023, no awards have been granted under the 2023 Plan.

NOTE 12 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 at fair value on a recurring basis.

	March 31, 2023
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$103,385	$—	$—	$103,385
Total liabilities measured at fair value		$103,385	$—	$—	$103,385

	December 31, 2022
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
SAFE Agreement liabilities	Recurring	$18,314	$—	$—	$18,314
Total liabilities measured at fair value		$18,314	$—	$—	$18,314

The following table provides a roll-forward of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	SAFE Agreement liabilities
Balance, December 31, 2022	$—	$18,314
Additions	99,659	—
Change in fair value	3,726	2,353
Converted to equity	—	(20,667)
Balance, March 31, 2023	$103,385	$—

Earn-out Liabilities

The fair value of the earn-out liabilities as of March 31, 2023 was estimated using a Monte Carlo simulation approach that modeled the triggering events including the probability of the Company being awarded the OMES III Contract by NASA and the simulated stock price of the Company over the maturity dates. The significant assumptions utilized in estimating the fair value of the earn-out liabilities include: (i) Intuitive Machines stock price of $10.80; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.61%; and (iv) expected volatility of 100%. The probability of the Company being awarded the OMES III contract was assumed at 60%.

In conjunction with the closing of the Business Combination on February 13, 2023, the fair value of the earn-out liabilities was estimated at $99.7 million. The significant assumptions utilized in estimating the fair value of the earn-out liabilities include: (i) Intuitive Machines stock price of $10.42; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.93%; and (iv) expected volatility of 100%. The probability of the Company being awarded the OMES III contract was assumed at 60%.

SAFE Agreements

Prior to the Business Combination described in Notes 1 and 3, the fair value of the SAFE Agreements under the equity financing scenario were estimated using a Monte Carlo simulation approach. The fair value of the SAFE Agreements under the liquidity event and dissolution event scenarios were estimated based on the present value of the purchase amount.
The unobservable inputs used in the fair value measurement of the Company’s SAFE Agreements are the probabilities of future scenarios, volatility, discount rate and risk-free rate.
As of December 31, 2022, the probability of an equity financing was 45.0%, the probability of a liquidity event was 50.0% and the probability of a dissolution event was 5.0% As of December 31, 2022, the volatility utilized in the Monte Carlo simulation is 65.0%. The value under the liquidity event and dissolution event scenarios is based on the present value of the purchase amount. The present value factors are estimated based on a 18.7% discount rate based on venture capital rates of return for December 31, 2022. The periods in which the scenarios are expected to occur for the equity financing, liquidity event, and dissolution events are 0.5 year, 1 year, and 2 years, respectively as of December 31, 2022.

In conjunction with the closing of the Business Combination on February 13, 2023, the fair value of the SAFE Agreements was estimated at $20.7 million. The fair value was estimated using the 2,066,667 shares of Class A Common Stock issued to the SAFE investors at the Closing Date using the issuance price of $10.00 per share.
NOTE 13 - NET LOSS PER SHARE

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company during the period from February 13, 2023, or the Closing Date, to March 31, 2023 by the weighted-average number of shares of Class A Common Stock outstanding for the same period.

Diluted net loss per share of Class A Common Stock is computed dividing net loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by the weighted average number of shares of Class A Common Stock outstanding during the same period adjusted to give effect to potentially dilutive shares using the treasury stock method. Diluted net loss per share for all period presented is the same as basic net loss per share as the inclusion of the potentially issuable shares would be anti-dilutive.

Prior to the Business Combination, the membership structure of Intuitive Machines, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of Intuitive Machines, LLC and Intuitive Machines, Inc. implemented a revised class structure including Class A Common Stock having one vote per share and economic rights, Class B Common Stock having one vote per share and no economic rights, and Class C Common Stock having three votes per share and no economic rights. Shares of the Company’s Class B and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net loss per share information has not been presented for periods prior to the Business Combination on February 13, 2023. The basic and diluted net loss per share for the three months ended March 31, 2023 represent only the period of February 13, 2023 to March 31, 2023.

The following table presents the computation of the basic and diluted loss per share of Class A common stock for the period of February 13, 2023 (the Closing Date) to March 31, 2023 (in thousands, except share data):

Numerator
Net loss for the period from February 13, 2023 through March 31, 2023	$(17,696)
Less: Net loss attributable to redeemable noncontrolling interests for the period from February 13, 2023 through March 31, 2023	(8,336)
Net loss for the period from February 13, 2023 through March 31, 2023 attributable to the Company	(9,360)
Less: Cumulative preferred dividends	(328)
Net loss for the period from February 13, 2023 through March 31, 2023 attributable to Class A common shareholders	$(9,688)
Denominator
Weighted-average shares of Class A common stock outstanding	15,224,378
Loss per share of Class A common stock - basic and diluted	$(0.64)

The following table summarizes the Company’s potentially dilutive securities that were excluded from the computation of diluted loss per share as their effect would be anti-dilutive or because of unsatisfied contingent issuance conditions.

Shares of Class A Common Stock
Public Warrants	16,269,295
Private Placement Warrants	6,845,000
Series A Preferred Stock	2,193,973
Series A Preferred Warrants	541,667
Earn Out Units	10,000,000
Stock Options under 2021 Plan	1,835,335

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. While the resolution of these legal proceedings and claims cannot be predicted with certainty, management believes the outcome of such matters will not have a material adverse effect on our condensed consolidated financial statements.
NOTE 15 - RELATED PARTY TRANSACTIONS
Intuitive Machines, Intuitive Aviation, and Space Network Solutions (“SNS”) have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.
Axiom Space, Inc.

For the three months ended March 31, 2023 and 2022, the Company had $0.1 million and $1.1 million, respectively, in revenue from Axiom Space, Inc. (“Axiom”) related to engineering services. As of March 31, 2023 and December 31, 2022, there were $0.9 million and $0.8 million, respectively, of affiliate accounts receivable related to Axiom. As of March 31, 2023 and December 31, 2022, the affiliate accounts receivable balances were fully reserved. Kamal Ghaffarian, the Chairman of the Company’s Board of Directors and one of the co-founders of Intuitive Machines, LLC is a co-founder and current member of management at Axiom. Revenue related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms.

IBX, LLC
For three months ended March 31, 2023 and 2022, the Company had $0.5 million and $0.5 million, respectively, in expenses with IBX, LLC (“IBX”) related to management fees. As of March 31, 2023 and December 31, 2022, there were $0.5 million and $0.4 million, respectively, of affiliate accounts payable related to IBX expenses. Kamal Ghaffarian is a member of Management at Intuitive Machines and a member of Management at IBX. Expenses related to IBX are incurred in the normal course of business and amounts are settled under normal business terms.
KBR, Inc.
On November 12, 2020, KBR, Inc. (“KBR”) made an initial capital contribution in SNS resulting in a 10% ownership of SNS, which was previously a wholly owned subsidiary of Intuitive Machines, LLC. For the three months ended March 31, 2023 and 2022, the Company had $0.6 million and $0.4 million, respectively, in affiliate revenue from KBR related to engineering services. As of March 31, 2023 and December 31, 2022, there was $0.4 million and $0.3 million, respectively, of affiliate accounts receivable related to KBR revenue. Revenue related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC

As of March 31, 2023 and December 31, 2022, there were $0.1 million and $0.1 million, respectively, of affiliate accounts payable related to X-energy, LLC (“X-energy”) expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms.

Penumbra, LLC
For the three months ended March 31, 2023 and 2022, the Company had nil and $0.1 million, respectively, in expenses with Penumbra, LLC (“Penumbra”) related to license fees. Certain members of executive management at Intuitive Machines have an ownership interest in Penumbra. Expenses related to Penumbra are incurred in the normal course of business.
NOTE 16 - VARIABLE INTEREST ENTITY
The Company determines whether joint ventures in which it has invested meet the criteria of a variable interest entity or “VIE” at the start of each new venture and when a reconsideration event has occurred. A VIE is a legal entity that satisfies any of the following characteristics: (a) the legal entity does not have sufficient equity investment at risk; (b) the equity investors at risk as a group, lack the characteristics of a controlling financial interest; or (c) the legal entity is structured with disproportionate voting rights.
The Company consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
IX, LLC Joint Venture

The Company participates in the IX, LLC joint venture (“IX LLC JV”) with X-energy, a nuclear reactor and fuel design engineering company, developing high-temperature gas cooled nuclear reactors and fuel to power them. We hold a 51% interest in the IX LLC JV and X-energy holds a 49% interest. Kamal Ghaffarian is also the co-founder and current member of management of X-energy. Intuitive Machines and X-energy are common controlled entities. We have determined that IX, LLC JV is a variable interest entity and Intuitive Machines is the primary beneficiary because it is most closely associated with the activities of the joint venture. Therefore, we consolidate this VIE for financial reporting purposes.
The IX LLC JV was formed to pursue nuclear space propulsion and surface power systems in support of future space exploration goals. In the third quarter of 2022, the IX LLC JV received an award from Battelle Energy Alliance (“BEA”) to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars. As of March 31, 2023, the IX LLC JV had total assets and total liabilities of $2.4 million and total assets and total liabilities of $1.3 million as of December 31, 2022, associated with project execution activities subcontracted to the IX LLC JV partners and other third parties.

NOTE 17 - SUBSEQUENT EVENTS
In April 2023, NASA awarded the Omnibus Multidiscipline Engineering Services (“OMES”) III contract to Space & Technology Solutions, the DBA for Space Networks Solutions LLC, a joint venture led by Intuitive Machines with KBR. OMES III is a cost-plus-fixed-fee indefinite-delivery, indefinite-quantity contract meant to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. The OMES III contract award is currently under protest.

In connection with the OMES III contract award, Triggering Event I under the Earn Out Units vested resulting in the release of 2,500,000 Class C Common Stock to the applicable Intuitive Machines, LLC Members resulting in a reduction to the earn-out liabilities and increase to shareholders’ deficit. See Note 3 - Business Combination and Related Transactions for additional information.

In April 2023, 1,183,901 Public Warrants were exercised resulting in the issuance of an equal number of shares of Class A Common Stock generating cash proceeds of approximately $13.6 million for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the closing of the Business Combination, which was accounted for as a reverse recapitalization in accordance with GAAP, the financial statements of Intuitive Machines, LLC, a Delaware limited liability company and our wholly-owned subsidiary, are now the financial statements of the Company. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as Intuitive Machines, LLC’s audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in the Company’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements “and Part II. Item 1A. “Risk Factors” included elsewhere in this Quarterly Report and in the section titled Part I. Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “IM,” “Intuitive Machines,”“we,” “us,”, or “our” refer to Intuitive Machines, Inc. and its consolidated subsidiaries.
Overview
We are a space infrastructure and services company founded in 2013 that is contributing to the establishment of lunar infrastructure and commerce on the Moon. We have a leading position in the development of lunar space operating is four business lines described further below. We are initially focused on establishing the lunar infrastructure and basis for commerce to inform and sustain human presence off Earth. We believe our business is well positioned for continued growth and expansion:
•Right Now: Servicing NASA and a worldwide set of commercial payload customers, working to provide access to the lunar surface, cislunar space and data transmission for science, technology, and infrastructure.
•Tomorrow: Working to provide a thriving, diverse lunar economy, creating new opportunities and markets to enable on-orbit applications, a permanent presence on the Moon, and expand the commercial space exploration marketplace.
We are currently working to provide access to the lunar surface and collect and transmit cislunar data for science, technology, and infrastructure. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position with a first mover advantage, as evidenced by three CLPS awards to date as of March 31, 2023. Intuitive Machines’ Nova-C lander is intended to become the first U.S. vehicle to softly land on the lunar surface since 1972 and will become the first object to land at the lunar South pole in human history. The lander is capable of carrying 130 kilograms of cargo and is designed to execute numerous experiments and technology demonstrations to the lunar surface in 2023 under the IM-1 mission. Our goal is for these missions to be followed up by IM-2, which will continue to execute experiments and technology demonstrations, and IM-3, our third CLPS award, which will land at Reiner Gamma. These missions, along with additional expeditions, are in partnership with NASA, Nokia Corporation, SpaceFlight, Inc., Columbia Sportswear Company, Aegis Aerospace, Inc. and other commercial players. Intuitive Machines offers its customers the flexibility needed to pioneer a thriving, diverse lunar economy and to enable a permanent presence on the Moon.

Additionally, the Space Forces’ requirement to ensure freedom of action in space is driving their initial focus on cislunar Space Domain Awareness sensors and xGEO Position Navigation and Timing solutions as a result of the ongoing efforts by the People’s Republic of China (“China”) and NASA. We believe the U.S. Department of Defense funding for cislunar activities will drive the Space Force to rely on purchasing cislunar commercial services for the next five plus years, as opposed to acquiring and operating new government systems. This funding provides an opportunity for companies such as Intuitive Machines to sell Space Domain Awareness, Position Navigation and Timing, and secure communications to the Space Force, especially given that the commercial sector will be the driving force in providing cislunar products and services due to the capital that is flowing to new space entrants. This, along with other domestic and foreign allied policies, enhances our belief in the growing space economy and why we are well-positioned.

Our Business Model
We primarily generate revenue through our contracts with customers of our lunar access services and by collecting and transmitting cislunar data for science, technology and infrastructure in our Space Products and infrastructure services. We are a provider and supplier of space products/infrastructure and services that enable sustained robotic and human exploration in lunar orbit and on the Moon’s surface.
We employ a “land-and-expand” go-to-market strategy with the goal to deliver increasing value and repetitive revenue with each customer over time by expanding the scope of the services we offer. We work closely with our customers and partners to enable their early success. We expect that deeper adoption of our products and services from our customers will come in many forms, including increased reliance on our technology as a core part of a mission, increased usage of our landers for lunar transportation and exploration, and greater dependence on our advanced software analytics capabilities for satisfying each customers’ needs.
Our products and services are offered through our four business lines: Lunar Access Services, Orbital Services, Lunar Data Services and Space Products and Infrastructure. Under ASC 280 “Segment Reporting,” we concluded that our business units operate as one reportable segment.
Lunar Access Services
Our Lunar Access Services business provides reliable and affordable means for governments, companies and individuals to explore and place objects in cislunar space or on the lunar surface. We have developed a complete lunar program that includes mission control, the Nova-C lander, a space-to-ground communications network, and a series of launch vehicle contracts with Space-X. We currently have four missions on the flight manifest, with plans to increase the frequency and complexity of the missions over time.

We are currently focused on using our proprietary lunar lander vehicles to execute Commercial Lunar Payload Services (“CLPS”) contracts for NASA to fly scientific equipment to the lunar surface and support experiments. We also have a robust and growing set of commercial customers pursuing R&D and technology maturation efforts aimed at capturing the growing cislunar economy. This service includes softly landing on the lunar surface while carrying significant cargo loads, ferrying numerous experiments to the lunar surface, deploying the first drill to test for water ice on the Moon and deploying drones to test Long Term Evolution (“LTE”) networks.
Lunar Data Services

Our Lunar Data Services business will establish a private and secure network called the Lunar Data Network (“LDN”) that sends and receives secure communications, navigation and imagery to and from the Moon. The LDN is designed to support line-of-sight and data relay services for spacecraft in cislunar space and systems anywhere on the lunar surface. We intend to evolve the network to provide backup services to NASA and the U.S. Space Force. The LDN is comprised of a mission control center, six strategically positioned global ground stations, and base-band units installed at each ground station.

With the launch of IM-2, the LDN will be further enhanced with the deployment of our lunar data relay satellites to offer continuous lunar coverage. We believe providing these lunar data services to NASA and Space Force will be an increasingly important priority given China’s recent declaration that they intend to build their own lunar satellite network and manned lunar habitat.
Orbital Services
Orbital Services provides in-space orbital services for both commercial and government organizations. These services include repair, refueling, and raising the orbits of existing satellites. We seek to leverage our domain expertise and space products, such as optical navigation, rendezvous and proximity operations, robotic mechanisms for satellite delivery, debris removal and Space Domain Awareness in orbits from low earth orbit (“LEO”) out to cislunar space.
Space Products and Infrastructure
Our Space Products and Infrastructure business offers reliable and cost-effective space products to its customers with offerings that include propulsion systems, navigation systems, lunar mobility, power infrastructure and human habitation systems. We also provide highly specialized aerospace engineering services for complex space systems development to NASA and the aerospace industry across the United States.

With extensive additive manufacturing capabilities, including an in-house composites shop and robust machine shop, we believe we have the capabilities and expertise required to rapidly manufacture on-demand prototypes, development parts, flight units, and spares with a focus on producing small series and high-quality serial productions of metal components utilizing additive manufacturing. We also serve as the prime contractor and partner on NASA center support contracts, such as the recently awarded OMES III contract, that expand our relationship with NASA and emphasizes our capabilities in key technology focus areas. Additionally, we believe this business allows us to expand into prime positions on payload contracts with NASA and other customers.

Recent Developments
Business Combination and Related Transactions

The Company was formerly known as Inflection Point Acquisition Corp. (“IPAX”), which was a blank check company originally incorporated on January 27, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On September 24, 2021, IPAX consummated a initial public offering, after which its securities began trading on the Nasdaq Stock Market LLC (“Nasdaq”). On September 16, 2022, IPAX entered into that certain Business Combination Agreement by and between IPAX and Intuitive Machines, LLC.

On February 13, 2023, Intuitive Machines, LLC consummated the previously announced Business Combination (“IPAX”) and other related transactions as further described in Note 1 - Business Description and Note 3 - Business Combination and Related Transactions to our condensed consolidated financial statements included in Item 1 of Part I of this Quarter Report on Form 10-Q. The Business Combination was accounted for akin to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Business Combination and other related transactions had several significant impacts on our reported financial position and results, as a consequence of the reverse recapitalization treatment.

After giving effect to the Business Combination and other related transactions, there are currently (i) 14,771,804 shares of Class A common stock issued and outstanding, (ii) 10,566 shares of Class B common stock issued and outstanding, (iii) 68,140,188 shares of Class C common stock issued and outstanding, and (iv) 26,000 shares of Series A preferred stock issued and outstanding. The Class B and Class C shares of common stock do not have any economic value but entitle the holder thereof to one and three votes per share, respectively. Additionally, the Company assumed a total of 23,332,500 public and private warrants to purchase one share of the Company’s Class A common stock with an exercise price of $11.50 per share. The Company also issued 541,667 Series A preferred warrants in conjunction with the issuance of the Series A preferred stock to purchase one share of the Company’s Class A common stock with an exercise price of $15.00 per share. The Class A common stock and warrants commenced trading on the Nasdaq under the symbols, “LUNR” and “LUNRW”, respectively.
Inflation and Macroeconomic Pressures

In combination with the economic recovery from the COVID-19 pandemic and repercussions from geopolitical events, the global economy continues to experience volatile disruptions including to the commodity and labor markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to adversely affect, the price and availability of certain products and services necessary for our operations, which in turn, adversely impacted, and may continue to adversely impact, the our business, financial condition and results of operations.

We continue to monitor economic conditions and the impact of macroeconomic pressures, including repercussions from the recent banking crisis, rising interest rates, sustained inflation and recession fears, supply chain disruptions, monetary and fiscal policy measures (including future actions or inactions of the United States government related to the “debt-ceiling”), heightened geopolitical tensions, changes to the U.S. federal budget, and the political and regulatory environment on our business, customers, suppliers and other third parties.

While rising costs and other inflationary pressures have not had a material impact on our business to date, we are monitoring the situation and assessing its impact on our business, including to our partners and customers.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section titled Part I. Item 1A “Risk Factors” in our 2022 10-K.
Our ability to commence and expand spaceflight mission operations
Our success will depend in large part on our ability to commence and expand our lunar mission operations in 2023 and beyond. We are on track to complete our first two missions in 2023 with a goal of establishing a regular cadence of multiple missions per year of increasing size and complexity by 2025. This will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for 3 launches as of March 31, 2023, we have $156.1 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue.
Prior to commencing missions, we must complete internal integration activities as well as launch vehicle integration with our launch provider, SpaceX. Any delays in commencing our missions, including due to delays or cost overruns in obtaining FCC licenses or other regulatory approvals, could adversely impact our results and growth plans. As we improve production efficiency and schedule reliability and reach our target of multiple missions per year manifested 2-3 years in advance, we expect to improve our market penetration, which we believe will lead to higher revenue from both volume and mission complexity as well as increased operating leverage.
Our ability to expand our product and services offerings
We are in the preliminary stages of developing our full space infrastructure. These services are expected to grant customers access to cislunar space and the lunar surface at lower price points than previous lunar missions. We are also working to provide data transmission services at lunar distance to include far-side connectivity, along with ancillary services that are likely to include orbital servicing and payload development and manufacture.
Our growth opportunity is dependent on our ability to win lunar missions and expand our portfolio of services. Our ability to sell additional products and services to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services as well as demonstrate reliability through a successful lunar landing. If we fail to make the right investment decisions, if customers do not adopt our products and services, or if our competitors are able to develop technology or products and services that are superior to ours, our business, prospects, financial condition and operating results could be adversely affected.
We expect to make significant investments in our lunar and data programs in the short term. Although we believe that our financial resources, including the proceeds of the Business Combination and the related private placement, will be sufficient to meet our capital needs, our timeline and budgeted costs for these offerings are subject to substantial uncertainty, including due to compliance requirements of U.S. federal export control laws and applicable foreign and local regulations, the impact of political and economic conditions, and the need to identify opportunities and negotiate long-term agreements with customers for these services, among other factors.
Ability to improve profit margins and scale our business
The growth of our business is dependent on our ability to improve our profit margins over time while successfully scaling our business. We intend to continue investing in initiatives to improve our operating leverage and significantly increase utilization. Our ability to achieve our production-efficiency objectives could be negatively impacted by a variety of factors including, among other things, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs and unexpected supply-chain quality issues or interruptions. If we are unable to achieve our goals, we may not be able to increase operating margin, which would negatively impact gross margin and profitability.
Ability to continue to capitalize on government expenditures and private enterprise investment in the space economy
Our future growth is largely dependent on our ability to continue to capitalize on increased government spending and private investment in the space economy. From 2019 to 2022, the U.S. government increased its space exploration and development budget by approximately 11.7%, or $2.5 billion. Government expenditures and private enterprise investment have fueled our growth in recent years, as it has resulted in our continued ability to secure increasingly valuable contracts for products and services. We expect the continued availability and growth of government expenditures and private investment in the space economy will continue to result in increased purchases of our products and services.

Our ability to continue to innovate
We design, build, and test our landers, spacecraft and subsystems in-house and operate at the forefront of composite structures, liquid rocket engines, guidance, navigation and control software, precision landing and hazard avoidance software, and advanced manufacturing techniques. We believe the synergy of these technologies enables greater responsiveness to the commercial and government requirements for lunar exploration. To continue establishing market share and attracting customers, we plan to continue to make substantial investments in research and development for the continued enhancements of our landers and other space systems. Over time, we expect our research and development expenditures to continue to grow on an absolute basis, but remain consistent or decrease as a percent of our total revenue as we expand our service offerings.
Components of Results of Operations
Revenue
Most of our revenue is derived from long-term contracts for the delivery of payloads to the lunar surface. In order to satisfy these contracts we undertake the engineering for the research, design, development, manufacturing, integration and sustainment of advanced technology space systems. The integration of these technologies and systems lead to an organic and integrated capability to provide lunar access on a commercial services basis. Individual contracts are aggregated by mission (e.g., IM-1, IM-2, IM-3) for management purposes. Revenue is measured based on the amount of consideration specified in a contract with the customer.
We recognize revenue when we transfer control of a promised good or service to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for the good or service. Under the overtime revenue recognition model, revenue and gross profit are recognized over the contract period as work is performed based on actual costs incurred and an estimate of costs to complete and resulting total estimated costs at completion.
Revenue from long-term contracts can fluctuate from period to period largely based on the stage of the project and overall mission. These projects will typically have a ramp up period in the beginning stage and wind down as the mission nears launch date. A significant portion of the revenue (approximately 10% of the contract price) contains variable considerations which is constrained to nil for accounting purposes as it is dependent on a successful mission landing. This may cause fluctuations in future revenue, profits and cash flows.
We perform work under contracts that broadly consist of fixed-price, cost-reimbursable, time-and-materials or a combination of the three. Pricing for all customers is based on specific negotiations with each customer. For a description of our revenue recognition policies, see the section titled “Critical Accounting Policies and Estimates.” A small portion of our revenue is generated from engineering services which are time-and-material type contracts. Going forward, cost-reimbursable contracts may constitute a material portion of our revenue.
Cost of revenue (excluding depreciation)
Cost of revenue (excluding depreciation) consists primarily of direct material and labor costs, launch costs, manufacturing overhead, other personnel-related expenses, which include salaries, bonuses, benefits and stock-based compensation expense and freight expense. Cost of revenue also includes charges to write-down the carrying value of inventory when it exceeds its estimated net realizable value, including on-hand inventory that is either obsolete or in excess of forecasted demand. We expect our cost of revenue to increase in absolute dollars in future periods as we sell more products and services. As we grow into our current capacity and execute on cost-optimization initiatives, we expect our cost of revenue as a percentage of revenue to decrease over time.
Depreciation
Depreciation consists of the depreciation of tangible fixed assets for the relevant period based on the straight-line method over the useful life of the assets. Tangible fixed assets include property and equipment.
General and administrative expense (excluding depreciation)
Selling, general and administrative expense (excluding depreciation) consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, professional services, insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods as a percentage of total revenue.
Interest expense, net
Interest income (expense), net consists of interest income earned on cash and cash equivalents and short-term investment balances held by us in interest bearing time deposit accounts. Interest expense is incurred on long-term debt.

Change in fair value of earn-out liabilities

Earn Out Units are classified as liabilities transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to stockholders’ equity (deficit) on the condensed consolidated balance sheet. As of the Closing, the Earn Out Units had a fair value of $99.7 million. As of March 31, 2023, the Earn Out Units had a fair value of $103.4 million, with the changes in the fair value between the Closing and March 31, 2023 of $3.7 million recognized as change in fair value of the earn-out liability under other income (expense) within the condensed consolidated statements of operations. As of March 31, 2023, none of the Triggering Events have occurred.
Change in fair value of SAFE Agreements
We had received $17.3 million in cash related to SAFE Agreements through the first quarter of 2022. The SAFE Agreements were executed from September 2021 through February 2022. One SAFE Agreement was executed in December 2021 with minority shareholders in Intuitive Aviation in a non-cash exchange for their 10% noncontrolling interest in that entity with a fair value of $1.5 million. Proceeds from the SAFE Agreements were used to fund operations and purchase the initial cislunar communications satellite.

Pursuant to the guidance under ASC 480, we determined that the SAFE Agreements should be recorded as liabilities on our balance sheet and should be initially and subsequently measured at fair value with the changes in fair value recognized in earnings. Upon the consummation of the Business Combination, the SAFE Agreements liability was eliminated and converted into shares of our Class A Common Stock.

Other income, net
Other income, net consists of miscellaneous income sources such as insurance proceeds from stolen equipment.
Income tax expense
Intuitive Machines, Inc. is a corporation and thus is subject to United States (“U.S.”) federal, state and local income taxes. Intuitive Machines, LLC is a partnership for U.S. federal income tax purposes and therefore does not pay United States federal income tax on its taxable income. Instead, the Intuitive Machines, LLC unitholders, including Intuitive Machines, Inc., are liable for U.S. federal income tax on their respective shares of Intuitive Machines, LLC’s taxable income. Intuitive Machines, LLC is liable for income taxes in those states which tax entities classified as partnerships for U.S. federal income tax purposes.

Net loss attributable to redeemable noncontrolling interest

Noncontrolling interests represents the portion of Intuitive Machines, LLC that the Company controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 68,150,754 Class A and Class B units issued by Intuitive Machines, LLC to the prior investors represents approximately 81.2% of the ownership interests in the Company at Closing. The Company allocates net income or loss attributable to the noncontrolling interests based on the weighted average ownership interests during the period. The net income or loss attributable to noncontrolling interests is reflected in the condensed consolidated statement of operations.

The financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. for the period from February 13, 2023 to March 31, 2023 and resulted in the allocation of approximately 82.2% of Intuitive Machines, LLC’s net loss to noncontrolling interests.

Results of Operations
The following tables set forth our results of operations for the periods presented and expresses the relationship of certain line items as a percentage of revenue for those periods. The period-period comparison of financial results is not necessarily indicative of future results.
Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

	Three Months Ended March 31,		$ Change	% Change
(in thousands)	2023	2022
Revenue	$18,236	$18,471	$(235)	(1)%
Operating expenses:
Cost of revenue (excluding depreciation)	23,126	19,743	3,383	17
Depreciation	296	248	48	19
General and administrative expense (excluding depreciation)	8,777	2,980	5,797	195
Total operating expenses	32,199	22,971	9,228	40
Operating loss	(13,963)	(4,500)	(9,463)	210%
Other (expense) income, net:
Interest expense, net	(279)	(126)	(153)	121
Change in fair value of earn-out liabilities	(3,726)	—	(3,726)	*
Change in fair value of SAFE Agreements	(2,353)	285	(2,638)	*
Other income, net	89	—	89	*
Total other (expense) income, net	(6,269)	159	(6,428)	*
Loss before income taxes	(20,232)	(4,341)	(15,891)	366
Income tax expense	(3,215)	(1)	(3,214)	*
Net loss	(23,447)	(4,342)	(19,105)	440%
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	(5,751)	(4,342)	(1,409)	*
Net loss for the period February 13, 2023 through March 31, 2023	(17,696)	—	(17,696)	*
Net loss attributable to redeemable noncontrolling interest	(8,336)	—	(8,336)	*
Net loss attributable to the Company	(9,360)	—	(9,360)	*
Less: Cumulative preferred dividends	(328)	—	(328)	*
Net loss attributable to Class A common shareholders	(9,688)	—	(9,688)	*
______________________
*not meaningful
Revenue
Revenue for the three months ended March 31, 2023 and 2022 was primarily impacted by NASA and other commercial payload contracts associated with the IM-1, IM-2 and IM-3 missions. The following provides a summary of the material contracts and estimated launch dates for each mission impacting our results of operations (contract revenue excludes variable consideration that is constrained):

•The NASA payload contract for the IM-1 mission was awarded in June 2019 with an initial targeted mission launch date in March 2022. Total IM-1 mission estimated revenue under NASA and other commercial fixed-priced contracts increased to $117.9 million as of March 31, 2023 as a result of contract modifications. As of March 31, 2022, total IM-1 mission estimated revenues were approximately $94.8 million. During the third quarter of 2022, the targeted mission launch date was revised from December 2022 to March 2023. During the fourth quarter of 2022, we received a modification on the IM-1 NASA payload contract selecting the lunar South Pole as the new target landing site which resulted in an increase in IM-1 mission estimated revenue of approximately $23.1 million. In April 2023, we received an additional modification from NASA to change the targeted landing site within the South Pole and extending the targeted mission launch date to no later than September 30, 2023.
•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 with a targeted mission launch date in December 2022. Total IM-2 mission estimated revenue under NASA and other commercial fixed-priced contracts increased to $106.0 million as of March 31, 2023 as a result of a new commercial payload and two new commercial rideshare contracts awarded in the third quarter of 2022 with estimated revenues totaling approximately $9.5 million. Additionally, one of our commercial rideshare customer opted to re-manifest its payload from the IM-2 mission to the IM-3 mission resulting in a decrease to estimated revenues of approximately $5.5 million on the IM-2 mission. As of March 2022, total IM-2 mission estimated revenues were approximately $102.0 million. The IM-2 mission launch and post-launch services run through May 2024 under our current contract with NASA.

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024 under our current contract with NASA. Total IM-3 mission estimated revenue under fixed-priced contracts is $71.9 million as of March 31, 2023 as compared to $69.8 million as of March 31, 2022. The increase in estimated revenues for the IM-3 mission is primarily due to the award of a new $2.1 million commercial landed payload received in the first quarter of 2023.
Revenue decreased by $0.2 million, or 1%, for the three months ended March 31, 2023 compared to the same period in 2022. Revenue on the IM-1 mission decreased approximately $1.5 million to $1.6 million for the three months ended March 31, 2023 from $3.1 million for the same period in 2022. Revenue decreased in 2023 primarily due to lower progress towards completion in 2023 as well as the delay of the targeted launch date noted above. Revenue on the IM-2 mission was for the three months ended March 31, 2023 was $8.4 million as compared to $9.0 million in the same period of 2022. As of March 31, 2023, the IM-1 and IM-2 missions were approximately 97% and 78% complete, respectively. Revenue from the IM-3 mission increased approximately $1.2 million to $5.6 million for the three months ended March 31, 2023 from $4.4 million for the same period in 2022 due to progress towards completion. The IM-3 mission was awarded in the fourth quarter of 2021 and was approximately 40% complete as of March 31, 2023.
Operating Expenses
Cost of revenue (excluding depreciation)
Cost of revenue increased by $3.4 million, or 17%, for the three months ended March 31, 2023 compared to the same period in 2022. Cost of revenue on the IM-1 mission increased by $1.1 million due to delay fees on launch vehicle costs resulting from the change in the estimated launch date noted above. On the IM-2 mission, cost of revenue was approximately $8.2 million for the three months ended March 31, 2023 compared to $8.9 million in the same period in 2022. IM-3 mission cost of revenue increased approximately $1.0 million primarily due to progress.

As of March 31, 2023, all three of our lunar missions are in loss positions. The IM-1 became a loss contract in 2019 primarily as a result of constrained variable consideration. For the three months ended March 31, 2023, IM-1 mission accrued losses increased by $5.5 million due to the delay of the targeted launch date discussed above. Additionally, costs increased as a result of technical challenges identified through systems testing in the first quarter of 2023 primarily associated with electronics and tank valves. We have included additional labor costs in our cost estimates at completion as a result of extending the mission launch date. We recognized additional contract loss of $1.0 million during the three months ended March 31, 2023 on the IM-2 mission as a result of increasing our estimated costs associated with fuel systems and avionics based on our evaluation and consideration of issues encountered on the IM-1 mission.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) increased by $5.8 million, or 195%, for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in expenditures related to an increase in headcount to support various corporate functions at a cost of $1.4 million. There was also an increase in expense related to professional services of approximately$2.0 million in preparation of becoming a public company. Other costs increased approximately $2.4 million including transaction fees, marketing, share-based compensation, software licenses and other miscellaneous administrative costs.

Other (expense) income, net

Total other (expense) income, net unfavorable change of $6.4 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to unfavorable changes in fair value of the earn-out liabilities of $3.7 million and the SAFE Agreements of $2.6 million.

Income tax expense

For the three months ended March 31, 2023 and 2022, we recognized a combined U.S. federal and state expense (benefit) for income taxes of $3.2 million and $0.0, respectively. The effective combined United States federal and state income tax rates were (15.9%) and 0.0% for the three months ended March 31, 2023 and 2022, respectively. For three months ended March 31, 2023, our effective tax rate differed from the statutory rate primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three months ended March 31, 2022, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.
Backlog
We define backlog as our total estimate of the revenue we expect to realize in the future as a result of performing work on awarded contracts, less the amount of revenue we have previously recognized. We monitor our backlog because we believe it is a forward-looking indicator of potential sales which can be helpful to investors in evaluating the performance of our business and identifying trends over time. We generally include total expected revenue in backlog when a contract is awarded by the customer under a legally binding agreement. Our backlog does not include any estimate of future potential orders that might be awarded under government-wide acquisition contracts, agency-specific indefinite delivery/indefinite quantity contracts or other multiple-award contract vehicles, nor does it include option periods that have not been exercised by the customer. Due to government procurement rules, in certain cases revenue included in backlog are subject to budget appropriation or other contract cancellation clauses. Nearly all contracts allow customers to terminate the agreement at any time for convenience. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Consequently, our backlog may differ from actual revenue recognized in our financial statements.
The following table presents our backlog as of the periods indicated:

(in thousands)	March 31, 2023	December 31, 2022
Backlog	$156,050	$201,946
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of March 31, 2023, we expect to recognize approximately 69% of our backlog over the remainder of 2023, approximately 27% over the subsequent twelve month of 2024 and the remaining 4% thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog decreased by $45.8 million as of March 31, 2023 compared to December 31, 2022, primarily due to continued performance on existing contracts and other adjustments on certain time and material contracts. The decrease was partially offset by a new commercial lunar payload contract for $2.5 million to be manifested on the IM-3 mission.
As of March 31, 2023, our backlog of $156.1 million exceeded our remaining performance obligations of $87.0 million as reported in Note 4 - Revenue to our condensed consolidated financial statements included in this Quarterly Report . The difference of $69.1 million was primarily related to $45.8 million of variable consideration associated with constrained revenue as well as $23.3 million in backlog related to the funded value of certain time and materials service contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management team uses to assess our operating performance. We calculate Adjusted EBITDA as net income (loss) excluding results from non-operating sources including interest income, interest expense, gain on extinguishing of debt, share based compensation, change in fair value instruments, depreciation, and provision for income taxes.
We present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and because it is frequently used by analysts, investors, and other interested parties to evaluate companies in our industry.
Adjusted EBITDA has limitations as an analytical measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect interest income, interest expense or other non-operating gains and losses, which may represent an increase to or reduction in cash available to us;
•Adjusted EBITDA does not consider the impact of share-based compensation expense, which is expected to continue to be part of our compensation strategy;
•Adjusted EBITDA does not consider the impact of change in fair value of Simple Agreements for Future Equity (“SAFE Agreements”) or change in fair value of earn-out liabilities that we do not consider to be routine in nature for the ongoing financial performance of our business;
•Adjusted EBITDA excludes non-cash charges for depreciation of property and equipment, and although the assets being depreciated may have to be replaced in the future, Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•Adjusted EBITDA does not reflect provisions for income taxes, which may represent a reduction in cash available to us.
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.
The following table presents a reconciliation of net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(23,447)	$(4,342)
Adjusted to exclude the following:
Taxes	3,215	1
Depreciation	296	248
Interest expense, net	279	126
Share-based compensation expense	207	116
Change in fair value of SAFE Agreements	2,353	(285)
Change in fair value of earn-out liabilities	3,726	—
Other income, net	(89)	—
Adjusted EBITDA	$(13,460)	$(4,136)
Free Cash Flow
We define free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment. We believe that free cash flow is a meaningful indicator of liquidity that provides information to management and investors about the amount of cash generated from operations that, after purchases of property and equipment, can be used for strategic initiatives, including continuous investment in our business and strengthening our balance sheet.

Free Cash Flow has limitations as a liquidity measure, and you should not consider it in isolation or as a substitute for analysis of our cash flows as reported under GAAP. Some of these limitations are:
•Free Cash Flow is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for financial information prepared in accordance with GAAP.
•Free Cash Flow may not be comparable to similarly titled metrics of other companies due to differences among methods of calculation.
•Free Cash Flow may be affected in the near to medium term by the timing of capital investments, fluctuations in our growth and the effect of such fluctuations on working capital and changes in our cash conversion cycle.
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(18,666)	$(24,044)
Purchases of property and equipment	(8,565)	(377)
Free cash flow	$(27,231)	$(24,421)

Liquidity and Capital Resources
Since inception, we have funded our operations through internally generated cash on hand, proceeds from sales of our capital stock including the execution of SAFE Agreements, and our proceeds from the issuance of bank debt. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures, debt service requirements and other general corporate services. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. Our capital expenditures are primarily related to machinery and equipment, computers and software, and leases.

As of March 31, 2023, we had cash and cash equivalents of $46.8 million and a working capital deficit of $42.5 million. As further described in Note 3 - Business Combination and Related Transactions of our condensed consolidated financial statements, on February 13, 2023, Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp. (“IPAX”) and our wholly owned subsidiary, Intuitive Machines, LLC consummated the Business Combination and related transactions. Upon the closing of the Business Combination and issuance of 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) to certain investors, the Company received approximately $34.1 million of gross proceeds to fund operations. Additionally, in connection with the Business Combination, the Company entered into a common stock purchase agreement with an investor establishing a committed equity facility pursuant to which the Company has the right, but not the obligation, to direct the counterparty to purchase up to the lesser of $50.0 million of newly issued Class A common stock and the Exchange Cap (as defined in the common stock purchase agreement), subject to certain requirements and limitations. Additionally, subsequent to the closing of the Business Combination, we received $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and $2.2 million associated with public warrant exercises.

Management believes that the cash available from the consummation of the Business Combination and related transactions will be sufficient to fund the short-term liquidity needs and the execution of our business plan through at least the twelve-month period from the date the financial statements are issued.
Live Oak Mobilization Credit Facility
On December 12, 2019, we entered into a loan agreement with Live Oak Banking Company (the “Credit Mobilization Facility”) which provided a $12.0 million Credit Mobilization Facility with a due date of December 12, 2022 and a $1.0 million line of credit with a due date of December 12, 2020. Both the Credit Mobilization Facility and the line of credit thereunder initially bore interest, payable monthly, at a rate per annum equal to 6.0%. The Credit Mobilization Facility and the line of credit thereunder are secured by substantially all of our assets.

On December 8, 2020, we entered into a Loan Modification Agreement with Live Oak Banking Company which amended the terms of the line of credit under the Credit Mobilization Facility, including decreasing the maximum principal from

$1.0 million to $0.4 million, extending the maturity date from December 12, 2020 to December 10, 2021, and changing the interest rate from 6.0% to a variable interest rate at the prime rate, as published in the Wall Street Journal, plus 2.0%.

On April 30, 2021, we entered into a commitment with Live Oak Banking Company which provided a $12.0 million contract mobilization credit facility with a loan maturity of November 15, 2022 (the “New Credit Mobilization Facility”), which superseded the existing Credit Mobilization Facility. The New Credit Mobilization Facility bears interest (payable monthly) at a rate per annum equal to 5.25%, adjusted quarterly based on the prime rate, as published in the Wall Street Journal, plus 2.0%. On December 10, 2021, the line of credit expired. We had no balance outstanding at that time and did not renew the line of credit.

On July 14, 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak Banking Company which provided an $8.0 million mobilization credit facility with a loan maturity of July 14, 2024 and extended the maturity date of our existing $12.0 million mobilization credit facility to November 14, 2023. The mobilization credit facilities bear interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal, plus 2.0% and (b) 5.0%. The $8.0 million mobilization credit facility requires early payment of principal upon the completion of certain mission milestones. If the milestones are completed, principal payments of $4.1 million and $3.9 million would be due prior to loan maturity in 2023 and 2024, respectively. The $12.0 million mobilization credit facility requires principal payments of $8.0 million on August 15, 2023 and $4.0 million on November 14, 2023. The mobilization credit facilities require the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company.

The credit mobilization facilities require compliance with various covenants customary for agreements of this type, including those restricting our ability to incur debt, incur liens and undergo certain fundamental changes. The credit mobilization facilities also includes events of default customary for agreements of this type. As of March 31, 2023, we were in compliance with all covenants under the credit mobilization facilities.

There was $20.0 million outstanding under the credit mobilization facilities as of March 31, 2023 and December 31, 2022. See Note 7 - Debt to our condensed consolidated financial statements for additional information related to the credit mobilization facilities.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(18,666)	$(24,044)
Net cash used in investing activities	$(8,565)	$(377)
Net cash provided by financing activities	$48,268	$4,186
Cash Flows for the three months ended March 31, 2023 and 2022
Operating Activities
During the three months ended March 31, 2023, our operating activities used $18.7 million of net cash as compared to $24.0 million of net cash used during the three months ended March 31, 2022. The $5.3 million favorable change was primarily due to lower progress payments made to our mission launch provider and other mission costs in 2023 than in 2022 primarily on the IM-1 and IM-2 missions both of which have targeted launch dates scheduled in fiscal 2023. The lower cash payments for mission costs were partially offset by higher operating expenses in 2023 including salaries and wages and professional service fees.
Investing Activities
During the three months ended March 31, 2023, investing activities used $8.6 million of net cash as compared to $0.4 million of net cash used during the three months ended March 31, 2022. The $8.2 million increase in cash used was primarily due to capital expenditures associated with construction in progress on equipment to be used for future missions and for our lunar operations center as well as expenditures for computers and equipment associated with a newly leased facility.

Financing Activities
During the three months ended March 31, 2023, financing activities provided $48.3 million of net cash as compared to $4.2 million of net cash provided during the three months ended March 31, 2022. The $44.1 million increase was primarily associated with $34.1 million in proceeds received upon consummation of the Business Combination and Series A Preferred Stock issuance which was partially offset by $782 thousand in related transaction costs paid during the quarter. We also received $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and another $2.2 million in proceeds from the exercise of public warrants.

Contractual Obligations and Commitments
Lease Commitments
We lease real estate for office space and for administrative, research, marketing and light manufacturing operations. These leases are classified as operating leases with various expiration dates through 2043. See Note 6 - Leases to our condensed consolidated financial statements for more information regarding our lease commitments.

We signed a ground lease agreement for the development of a lunar operations center that will serve as a production and testing facility of lunar lander components and other aerospace related operations. The facility is currently under construction, and the lessor will reimburse up to $40.0 million for certain design, construction, and development costs. We are accounting for the construction of the facility as a financing arrangement. As of March 31, 2023 and December 31, 2022, we capitalized $17.4 million and $10.3 million of construction in progress, respectively, and a corresponding financing obligation of $14.6 million and $9.1 million, respectively. During the fourth quarter of 2022, construction was completed for a portion of the lunar operations center, and the Company took possession of the completed facility. Upon commencement of the lease, the Company determined that the facility qualified for sale accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the facility, as the fair value upon completion was determined to be equal to the carrying value. As of March 31, 2023, the Company recorded right-of-use assets of $3.0 million and corresponding lease liabilities of approximately $3.2 million. As of December 31, 2022, the Company recorded right-of-use assets and corresponding lease liabilities of approximately $3.1 million. No gain or loss was recognized or deferred on the sale of the facility, as the fair value upon completion was determined to be equal to the carrying value.
Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. As of March 31, 2023, we had remaining purchase obligations under non-cancelable commitments with two vendors totaling $31.8 million of which $29.1 million is due within the next twelve months and the remaining $2.7 million is due in the subsequent twelve-month period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We believe that the following accounting policies involve a high degree of judgement and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. Significant accounting policies employed by us, including the use of estimates, are presented in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report and our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in the Company’s Current Report on Form 8-K/A, which was filed with the SEC on March 31, 2023.
The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgements that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Our revenue is primarily generated from the progress on long-term lunar mission contracts and engineering services for the research, design, development, and manufacturing of advancement technology aerospace system.
Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied which generally occurs with the transfer of services to the customer. For each long-term contract, we determine the transaction price based on the consideration expected to be received. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices.
For most of our business, where performance obligations are satisfied due to the continuous transfer of control to the customer, revenue is recognized over time. Where the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, those contracts are accounted for as single performance obligations. We recognize revenue generally using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. This method is deemed appropriate in measuring performance towards completion because it directly measures the value of the goods and services transferred to the customer. Billing timetables and payment terms on our contracts vary based on a few factors, including the contract type. Typical payment terms under fixed-price contracts provide that the customer pays either performance-based payment based on the achievement of contract milestones or progress payments based on a percentage of costs we incur.
Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion (the process described below in more detail) is complex and subject to many variables and requires significant judgment. The consideration to which we are entitled on our long-term contracts may include both fixed and variable amounts. Variable amounts can either increase or decrease the transaction price.
We include estimated amounts of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the contract price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We reassess the amount of variable consideration each accounting period until the uncertainty associated with the variable consideration is resolved. Changes in the assessed amount of variable consideration are accounted for prospectively as a cumulative adjustment to revenue recognized in the current period.
When changes are required for the estimated total revenue on a contract, these changes are recognized on a cumulative catch-up basis in the current period. A significant change in one or more estimates could affect the profitability of one or more of our performance obligations. If estimates of total costs to be incurred exceed estimates of total consideration the Company expects to receive, a provision for the remaining loss on the contract is recorded in the period in which the loss becomes evident.

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
Item 4. Controls and Procedures
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting that were previously reported under Part I. Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K and identified below.

Material Weaknesses in Internal Control Over Financial Reporting

Prior to the closing of the Business Combination, in connection with the audit of Intuitive Machines LLC’s financial statements as of and for the period ended December 31, 2021, our management determined that we had three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses primarily relate to the following matters that are relevant to the preparation of our consolidated financial statements:

•We did not design and maintain effective controls over identification of performance obligations and timing of revenue recognition for certain contracts, as well as the review and reconciliation of certain revenue schedules to the trial balance.

•We did not design and maintain effective controls over the identification and recognition of non-routine, unusual or complex transactions.

•We did not maintain proper segregation of duties related to the posting of manual journal entries to the trial balance.

As of March 31, 2023, these material weaknesses are still in the process of being remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

Part II – Other Information
Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us. Information relating to commitments and contingencies is described in Note 14 - Commitments and Contingencies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2022 Annual Report on Form 10-K. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in said Registration Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The information required has been previously disclosed in our Current Report on Form 8-K filed with the SEC on February 14, 2023.

Issuer Purchases of Equity Securities

The following is a summary of shares repurchases of our Class A Common Stock during the three months ended March 31, 2023. See Note 3 - Business Combination and Related Transactions to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information associated with the expiration of a forward purchase agreement and repurchase of Class A Common Stock from the counterparty.

Purchase Period	Total Shares Repurchased	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that may yet be purchased under the Plans or Programs
January 1 - 31, 2023	—	$—	—	$—
February 1 - 28, 2023	—	$—	—	$—
March 1 - 31, 2023	1,250,000	$10.26	—	$—
	1,250,000		—	$—

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Intuitive Machines, Inc.	8-K	001-40823	3.1	February 14, 2023
3.2	By-Laws of Intuitive Machines, Inc.	8-K	001-40823	3.2	February 14, 2023
3.3	Certificate of Designation relating to the 10.0% Series A Cumulative Convertible Preferred Stock	8-K	001-40823	3.3	February 14, 2023
4.1	Warrant Agreement	8-K	001-40823	4.1	September 24, 2021
4.2	Specimen Class A Common Stock Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.5	January 20, 2023
4.3	Specimen Warrant Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.6	January 20, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Intuitive Machines, Inc.

Date:	May 15, 2023	By:	/s/ Erik Sallee
Erik Sallee
Chief Financial Officer
(Principal Financial Officer)

Date:	May 15, 2023		/s/ Steven Vontur
Steven Vontur
Controller
(Principal Accounting Officer)