Form 10-Q
period 2023-06-30
Intuitive Machines, Inc.
filed 2023-08-14
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 9, 2023, the Registrant had 16,057,668 shares of Class A common stock, $0.0001 par value, 10,566 shares of Class B common stock, $0.0001 par value, and 70,640,188 shares of Class C common stock, $0.0001 par value, outstanding.

INTUITIVE MACHINES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” “strategy,” “outlook,” the negative of these words or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to statements regarding our expectations and plans relating to our first mission to the moon, including the expected timing thereof and our progress and preparation thereof; our expectations with respect to, among other things, demand for our product portfolio, our submission of bids for contracts; our expectations regarding protests of government contracts awarded to us; our operations, our financial performance and our industry; our business strategy, business plan, and plans to drive long term sustainable shareholder value; our expectations on revenue and cash generation. These forward-looking statements reflect the Company’s predictions, projections or expectations based upon currently available information and data. Our actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. The following important factors and uncertainties, among others, could cause actual outcomes or results to differ materially from those indicated by the forward-looking statements in this Quarterly Report:

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

Part I – Financial Information
Item 1. Financial Statements
INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$39,087	$25,764
Restricted cash	62	62
Trade accounts receivable, net of allowance for expected credit losses of $960 and $836, respectively	2,269	1,302
Contract assets	4,707	6,979
Prepaid and other current assets	4,399	6,885
Total current assets	50,524	40,992
Property and equipment, net	40,761	21,176
Operating lease right-of-use assets	4,471	4,829
Deferred income taxes	7	7
Total assets	$95,763	$67,004
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$16,053	$6,081
Accounts payable - affiliated companies	1,002	442
Current maturities of long-term debt	19,975	16,098
Contract liabilities, current	40,654	56,656
Operating lease liabilities, current	765	725
Other current liabilities	30,134	15,178
Total current liabilities	108,583	95,180
Long-term debt, net of current maturities	—	3,863
Contract liabilities, non-current	—	2,188
Operating lease liabilities, non-current	4,742	5,078
Simple Agreements for Future Equity ("SAFE Agreements")	—	18,314
Earn-out liabilities	55,254	—
Other long-term liabilities	3	—
Total liabilities	168,582	124,623
Commitments and contingencies (Note 14)
MEZZANINE EQUITY (DEFICIT)
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 26,000 shares issued and outstanding at June 30, 2023	26,823	—
Redeemable noncontrolling interests	578,630	—
SHAREHOLDERS’ EQUITY (DEFICIT)
Common units	—	1
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 17,301,489 shares issued and 16,051,489 outstanding at June 30, 2023	2	—
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 10,566 shares issued and outstanding at June 30, 2023	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 70,640,188 shares issued and outstanding at June 30, 2023	7	—
Treasury stock, at cost, 1,250,000 shares at June 30, 2023	(12,825)	—
Paid-in capital	—	14,967
Accumulated deficit	(665,456)	(72,587)
Total shareholders’ deficit	(678,272)	(57,619)
Total liabilities, mezzanine equity and shareholders’ deficit	$95,763	$67,004

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$17,993	$19,217	$36,229	$37,688
Operating expenses:
Cost of revenue (excluding depreciation)	22,481	17,660	45,607	37,403
Depreciation	319	259	615	507
General and administrative expense (excluding depreciation)	8,376	3,517	17,153	6,497
Total operating expenses	31,176	21,436	63,375	44,407
Operating loss	(13,183)	(2,219)	(27,146)	(6,719)
Other (expense) income, net:
Interest expense, net	(274)	(127)	(553)	(253)
Change in fair value of earn-out liabilities	28,756	—	25,030	—
Change in fair value of SAFE Agreements	—	151	(2,353)	436
Other income (expense), net	(50)	(5)	39	(5)
Total other income, net	28,432	19	22,163	178
Income (loss) before income taxes	15,249	(2,200)	(4,983)	(6,541)
Income tax benefit (expense)	3,528	(354)	313	(355)
Net income (loss)	18,777	(2,554)	(4,670)	(6,896)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	(2,554)	(5,751)	(6,896)
Net income for the period February 13, 2023 through June 30, 2023	18,777	—	1,081	—
Net loss attributable to redeemable noncontrolling interest	(10,744)	—	(19,080)	—
Net income attributable to the Company	29,521	$—	20,161	—
Less: Cumulative preferred dividends	(655)	—	(983)	—
Net income attributable to Class A common shareholders	$28,866	$—	$19,178	$—

Net income per share (1)
Net income per share of Class A common stock - basic	$1.84		$1.23
Net income per share of Class A common stock - diluted	1.52		0.83
Weighted-average common shares outstanding
Weighted average shares outstanding - basic	15,705,265		15,543,800
Weighted average shares outstanding - diluted	19,383,601		24,191,853
(1)As a result of the Business Combination (as defined herein), the capital structure has changed and income per share information is only presented after the Closing Date (as defined herein) of the Business Combination, for the period from February 13, 2023 through June 30, 2023. See Note 3 - Business Combination and Related Transactions and Note 13 - Net Income per Share for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Deficit and Shareholders’ Deficit
(In thousands except per share data)
(Unaudited)

Three Months Ended June 30, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, March 31, 2023	26,000	$26,155	$736,028
Issuance of series A preferred stock	—	—	—
Cumulative preferred dividends	—	655	—
Accretion of preferred stock discount	—	13	—
Establishment of redeemable noncontrolling interests	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(146,654)
Net loss attributable to redeemable noncontrolling interests	—	—	(10,744)
Balance, June 30, 2023	26,000	$26,823	$578,630

Six Months Ended June 30, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2022	—	$—	$—
Issuance of series A preferred stock	26,000	25,827	—
Cumulative preferred dividends	—	983	—
Accretion of preferred stock discount	—	13	—
Establishment of redeemable noncontrolling interests	—	—	(85,865)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	683,575
Net loss attributable to redeemable noncontrolling interests	—	—	(19,080)
Balance, June 30, 2023	26,000	$26,823	$578,630

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Deficit and Shareholders’ Deficit (continued)
(In thousands except per share data)
(Unaudited)

Three Months Ended June 30, 2023
	Members Units		Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	—	$—	16,021,803	2	10,566	—	68,140,188	$6	$(12,825)	$—	$(870,511)	$(883,328)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	985	—	985
Member distributions		—	—	—	—	—	—	—	—	—	(4,263)	(4,263)
Cumulative preferred dividends	—	—	—	—	—	—	—	—	—	(655)	—	(655)
Accretion of preferred stock discount	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Warrants exercised	—	—	1,183,901	—	—	—	—	—	—	13,615	—	13,615
Recapitalization adjustment (Note 3)	—	—	—	—	—	—	—	—	—	(1,000)	—	(1,000)
Issuance of Class A Common Stock related to CEF (Note 3)	—	—	95,785	—	—	—	—	—	—	834	—	834
Issuance of Class C common stock related to earn-out awards (Note 3)	—	—	—	—	—	—	2,500,000	1	—	19,375	—	19,376
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(33,141)	179,795	146,654
Other		—	—	—	—	—	—	—	—	—	2	2
Net income attributable to the Company	—	—	—	—	—	—	—	—	—	—	29,521	29,521
Balance, June 30, 2023	—	$—	17,301,489	$2	10,566	$—	70,640,188	$7	$(12,825)	$—	$(665,456)	$(678,272)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Deficit and Shareholders’ Deficit (continued)
(In thousands except per share data)
(Unaudited)

Six Months Ended June 30, 2023
	Members Units			Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units		Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	122,505,500		$1	—	$—	—	$—	—	$—	$—	$14,967	$(72,587)	$(57,619)
Issuance of units	21,500		—	—	—	—	—	—	—	—	22	—	22
Share-based compensation expense	—		—	—	—	—	—	—	—	—	101	—	101
Net loss	—		—	—	—	—	—	—	—	—	—	(5,751)	(5,751)
Effects of Business Combination
Recapitalization	(122,527,000)		(1)	13,736,932	2	10,566	—	68,140,188	6	—	47,438	—	47,445
Conversion of SAFE Agreements	—		—	2,066,666	—	—	—	—	—	—	20,667	—	20,667
Issuance of warrants to preferred shareholders	—		—	—	—	—	—	—	—	—	173	—	173
Transaction costs	—		—	—	—	—	—	—	—	—	(24,445)	—	(24,445)
Establishment of the earn-out liabilities	—		—	—	—	—	—	—	—	—	(99,659)	—	(99,659)
Establishment of redeemable noncontrolling interest	—		—	—	—	—	—	—	—	—	85,865	—	85,865
Activities subsequent to the Business Combination
Share-based compensation expense	—		—	—	—	—	—	—	—	—	1,091	—	1,091
Member distributions	—		—	—	—	—	—	—	—	—	—	(4,263)	(4,263)
Cumulative preferred dividends	—		—	—	—	—	—	—	—	—	(983)	—	(983)
Accretion of preferred stock discount											(13)	—	(13)
Repurchase of common stock	—		—	—	—	—	—	—	—	(12,825)	—	—	(12,825)
Warrants exercised	—		—	1,402,106	—	—	—	—	—	—	16,124	—	16,124
Recapitalization adjustment (Note 3)	—		—	—	—	—	—	—	—	—	(1,000)	—	(1,000)
Issuance of Class A Common Stock related to CEF (Notes 3)	—		—	95,785	—	—	—	—	—	—	834	—	834
Issuance of Class C common stock related to earn-out awards (Note 3)	—	0	—	—	—	—	—	2,500,000	1	—	19,375	—	19,376
Other	—		—	—	—	—	—	—	—	—	—	2	2
Subsequent remeasurement of redeemable noncontrolling interests	—		—	—	—	—	—	—	—	—	(80,557)	(603,018)	(683,575)
Net income attributable to the Company	—		—	—	—	—	—	—	—	—	—	20,161	20,161
Balance, June 30, 2023	—		$—	17,301,489	$2	10,566	$—	70,640,188	$7	$(12,825)	$—	$(665,456)	$(678,272)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Deficit and Shareholders’ Deficit (continued)
(In thousands except per share data)
(Unaudited)

Three Months Ended June 30, 2022
	Members Units		Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units	Amount
Balance, March 31, 2022	122,500,000	$1	$14,453	$(70,524)	$(56,070)
Share-based compensation expense	—	—	124	—	124
Net loss	—	—	—	(2,554)	(2,554)
Balance, June 30, 2022	122,500,000	$1	$14,577	$(73,078)	$(58,500)

Six Months Ended June 30, 2022
	Members Units		Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units	Amount
Balance, December 31, 2021	122,500,000	$1	$14,337	$(66,182)	$(51,844)
Share-based compensation expense	—	—	240	—	240
Net loss	—	—	—	(6,896)	(6,896)
Balance, June 30, 2022	122,500,000	$1	$14,577	$(73,078)	$(58,500)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,670)	$(6,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	615	507
Bad debt expense	124	—
Loss on disposal of property and equipment	—	6
Share-based compensation expense	1,192	240
Change in fair value of SAFE Agreements	2,353	(436)
Change in fair value of earn-out liabilities	(25,030)	—
Other	18	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,091)	(13,219)
Contract assets	2,272	(13,999)
Prepaid expenses	(2,154)	(1,079)
Other assets, net	358	(245)
Accounts payable	13,373	12,878
Accounts payable – affiliated companies	559	1,288
Contract liabilities – current and long-term	(18,190)	9,493
Other liabilities	14,497	322
Net cash used in operating activities	(15,774)	(11,140)
Cash flows from investing activities:
Purchase of property and equipment	(20,200)	(5,405)
Net cash used in investing activities	(20,200)	(5,405)
Cash flows from financing activities:
Proceeds from Business Combination	8,055	—
Proceeds from Series A Preferred Stock	26,000	—
Transaction costs	(9,371)	—
Proceeds from borrowings	—	3,711
Repayment of loans	—	(108)
Member distributions	(4,263)	—
Proceeds from stock option exercises	22	—
Forward purchase agreement termination	12,730	—
Warrants exercised	16,124	—
SAFE Agreements	—	4,250
Net cash provided by financing activities	49,297	7,853
Net increase (decrease) in cash, cash equivalents and restricted cash	13,323	(8,692)
Cash, cash equivalents and restricted cash at beginning of the period	25,826	29,351
Cash, cash equivalents and restricted cash at end of the period	39,149	20,659
Less: restricted cash	62	62
Cash and cash equivalents at end of the period	$39,087	$20,597
Supplemental disclosure of cash flow information
Cash paid for interest, net	$972	$253
Cash paid for taxes	$34	$355
Noncash financing activities:
Transaction costs	$15,074	$—
SAFE Agreements	$20,667	$—
Class A Common Stock related to CEF (Note 3)	$(834)	$—
Preferred dividends	$(983)	$—
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

On February 13, 2023 (the “Closing Date” or “Closing”), Intuitive Machines, Inc. and Intuitive Machines, LLC consummated the previously announced business combination (the “Business Combination”) and related transactions (the “Transactions”) contemplated by the Business Combination Agreement. As a result of the Transactions, all of the issued and outstanding common units of Intuitive Machines, LLC were converted into common stock of Intuitive Machines, Inc. using an exchange ratio of 0.5562 shares of Intuitive Machines, Inc. common stock per each unit of Intuitive Machines, LLC common unit. In addition, Intuitive Machines, LLC’s share-based compensation plan and related share-based compensation awards will be exchanged or converted, as applicable, into common stock of Intuitive Machines, Inc.

In connection with the Transactions, the Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by Intuitive Machines, LLC and continue to operate through Intuitive Machines, LLC and its subsidiaries. Intuitive Machines, Inc. is a holding company whose only material asset is its equity ownership interests of Intuitive Machines, LLC. While Intuitive Machines, LLC became a subsidiary of Intuitive Machines, Inc. and Intuitive Machines, Inc. was appointed as its managing member, Intuitive Machines, LLC was deemed to be the acquirer in the Business Combination for accounting purposes. Accordingly, the Business Combination was accounted for as a reverse recapitalization, in which case the condensed consolidated financial statements of the Company represent a continuation of the Intuitive Machines, LLC and the issuance of common stock in exchange for the net assets of Intuitive Machines, Inc. was recorded at historical cost with no recognition of goodwill or other intangible assets. Operations prior to the Business Combination are those of Intuitive Machines, LLC. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options were adjusted to reflect the Business Combination. The treatment of the Business Combination as a reverse recapitalization was based upon the pre-merger members of Intuitive Machines, LLC holding the majority of the voting interests of Intuitive Machines, Inc., Intuitive Machines, LLC’s existing management team serving as the initial management team of Intuitive Machines, Inc., Intuitive Machines, LLC’s appointment of the majority of the initial board of directors of Intuitive Machines, Inc., and the significance of Intuitive Machines, LLC’s operations prior to the Business Combination which represent the entirety of Company’s operations.

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements of Intuitive Machines, LLC as of and for the years ended December 31, 2022 and 2021 contained in our Form 8-K/A dated March 30, 2023, filed with the SEC on March 31, 2023. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 67% and 70%, respectively, of the Company’s total revenue for the three and six months ended June 30, 2023, and accounted for 74% and 76%, respectively, of the Company’s total revenue for the three and six months ended June 30, 2022. The largest customer did not have any accounts receivable as of June 30, 2023 and December 31, 2022. Five other customers accounted for 30%, 18%, 14%, 13%, and 12% of the accounts receivable balance as of June 30, 2023, of which, two of the customers accounted for 35% and 14% of the accounts receivable balance as of December 31, 2022.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. For the three and six months ended June 30, 2023 the Company had one major supplier representing 5% and 34%, respectively, of goods and services purchased. This major supplier also accounted for 68% and 84% of goods and services purchased for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the one major supplier represented 7% and 21%, respectively, of the accounts payable balance.
Liquidity and Capital Resources
The unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of June 30, 2023, the Company had cash and cash equivalents of $39.1 million and a working capital deficit of $58.1 million. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock including the execution of SAFE agreements, and proceeds from the issuance of bank debt. As further described in Note 1 - Business Description, on February 13, 2023, the Company received approximately $34.1 million of gross proceeds to fund operations as a result of the Business Combination with IPAX. Additionally, in connection with the Business Combination, the Company entered into a common stock purchase agreement relating to an equity facility under which the Company may direct the counterparty, at its discretion, to purchase up to the lesser of $50.0 million of newly issued Class A common stock and the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. Subsequent to the Closing of the Business Combination, the Company received $12.7 million in cash associated with the termination of a forward purchase agreement and $16.1 million in cash proceeds associated with warrant exercises.

Management believes that the cash and cash equivalents as of June 30, 2023 and the additional liquidity provided by the equity facility discussed above will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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
Transaction Costs

Transaction costs consists of direct legal, consulting, audit and other fees related to the consummation of the Business Combination and related transactions as described further in Note 3. These costs were initially capitalized as incurred and recorded as prepaid expenses in our condensed consolidated balance sheets and totaled $5.3 million as of December 31, 2022. Upon the completion of the Business Combination, transaction costs directly related to the issuance of shares were netted against the proceeds from the merger and recorded as an offset in additional paid-in capital upon consummation of the transactions. Total transaction costs charged to additional paid in capital were approximately $24.4 million during the six months ended June 30, 2023. Approximately, $9.4 million in transaction costs were paid by Intuitive Machines, LLC during the six months ended June 30, 2023. The remaining difference was paid by Intuitive Machines, LLC in 2022 or by IPAX prior to the Closing of the Business Combination.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable is recorded at the invoiced amount and unbilled receivable, less an allowance for any potential expected uncollectible amounts and do not bear interest. The Company estimates allowance for credit losses based on the credit worthiness of each customer, historical collections experience and other information, including the aging of the receivables. The Company writes off accounts receivable against the allowance for credit losses when a balance is unlikely to be collected.

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

Long-Lived Assets
Long-lived assets consist of property and equipment, net, and are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. Recoverability is measured by comparing the carrying value of a long-lived asset to the future undiscounted cash flows that the long-lived asset is expected to generate from use and eventual disposition. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. No impairment charges were recorded for the six months ended June 30, 2023 and 2022.

Earn-Out Liabilities

Unvested earn out units of Intuitive Machines, LLC (“Earn Out Units”) are classified as liability transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event (as defined in Note 3) is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to shareholders’ equity (deficit) on the condensed consolidated balance sheet. As of the Closing Date, the Earn Out Units had a fair value of $99.7 million. As a result of the OMES III Contract award by NASA in May 2023, Triggering Event I under the Earn Out agreement vested resulting in the issuance of 2,500,000 shares of Class C Common Stock with a fair value of approximately $19.4 million to the applicable Intuitive Machines, LLC Members resulting in a reduction to Earn-out liabilities and an increase to Shareholders’ deficit. As of June 30, 2023, the remaining Earn Out Units had a fair value of $55.3 million, with the changes in the fair value between the Closing Date and June 30, 2023 of $25.0 million recognized as change in fair value of the earn-out liability under other income (expense) within the condensed consolidated statements of operations.

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

Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of Intuitive Machines, LLC that Intuitive Machines, Inc. controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 68,150,754 common units issued by Intuitive Machines, LLC to the prior investors. As of the Close of the Business Combination, Intuitive Machines, Inc. held an 18.8% interest in Intuitive Machines, LLC, with the remaining 81.2% interest held by Intuitive Machines, LLC’s prior investors. As of June 30, 2023, Intuitive Machines, Inc. held an 18.5% interest in Intuitive Machines, LLC with the remaining 81.5% interest held by the prior investors. The prior investors’ interests in Intuitive Machines, LLC represents a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for either shares of Class A Common Stock of Intuitive Machines, Inc. on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of Intuitive Machines, LLC common units in cash must be funded through a private or public offering of Intuitive Machines, Inc.’s Class A Common Stock and is subject to Board of Director's ("Board") approval by Intuitive Machines, Inc. As of June 30, 2023, the prior investors of Intuitive Machines, LLC hold the majority of the voting rights on Intuitive Machines, Inc.’s Board.

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

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a Tax Receivable Agreement (the “TRA”) with Intuitive Machines, LLC and certain Intuitive Machines, LLC members (the “TRA Holders”). Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. realizes, or is deemed to realize, as a result of certain tax attributes, including (A) existing tax basis of certain assets of Intuitive Machines, LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by Intuitive Machines, Inc., (C) certain tax benefits realized by Intuitive Machines, Inc. as a result of the Business Combination, and (D) tax deduction in respect of portions of certain payments made under the TRA. All such payments to the TRA Holders are the obligations of the Intuitive Machines, Inc., and not that of Intuitive Machines, LLC. As of June 30, 2023, there have been no exchanges of Intuitive Machines, LLC units for Class A common stock of the Intuitive Machines, Inc. and, accordingly, no TRA liabilities currently exist.

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

Prior to the Business Combination, the membership structure of Intuitive Machines, LLC included membership units. In conjunction with the Closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of Intuitive Machines, LLC, and Intuitive Machines, Inc. implemented a revised class structure including Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) having one vote per share and economic rights, Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”) having one vote per share and no economic rights, and Class C Common Stock, par value $0.0001 per share (“Class C Common Stock”) having three votes per share and no economic rights. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these condensed consolidated financial statements. As a result, loss per share information has not been presented for periods prior to the Business Combination on February 13, 2023.
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

Other Current Liabilities
As of June 30, 2023 and December 31, 2022, other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Financing obligation, current (see Note 6 - Leases)	$23,971	$9,117
Payroll accruals	4,091	2,117
Professional fees accruals	1,491	3,677
Other accrued liabilities	581	267
Other current liabilities	$30,134	$15,178

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

Upon the vesting of any Earn Out Units, each of the applicable Intuitive Machines, LLC Members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, Inc. an equal number of shares of Intuitive Machines, Inc. Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Intuitive Machines, Inc. Class C Common Stock. See Note 2 for further discussion of Triggering Event I which vested upon the OMES III award by NASA in May 2023.

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

Under the terms of the TRA, Intuitive Machines, Inc. will make payments to the TRA Holders in respect of 85% of the cash tax savings resulting from the net tax benefit of certain Tax Attributes. However, until a TRA Holder exchanges at least 5% of its Intuitive Machines, LLC Common Units, Intuitive Machines, Inc. will hold such payments applicable to existing basis until the TRA Holder satisfies such threshold exchange. As of June 30, 2023, no TRA Holder had exchanged at least 5% of its Intuitive Machines, LLC Common Units. Future exchanges will result in incremental tax attributes and potential cash tax savings for Intuitive Machines, Inc. Depending on Intuitive Machines, Inc.’s assessment on realizability of such Tax Attributes, the arising TRA liability will be recorded through income.

Equity Facility

On September 16, 2022, the Company entered into a common stock purchase agreement (the “Cantor Purchase Agreement”), dated September 16, 2022, with CF Principal Investments LLC (“CFPI”) relating to an equity facility under which shares of newly issued Intuitive Machines, Inc. Class A Common Stock may be sold to CFPI by Intuitive Machines, Inc. Pursuant to the terms of the Cantor Purchase Agreement, Intuitive Machines, Inc. will have the right, but not the obligation, from time to time at its sole discretion, until the first day of the month following the 18-month period from and after the Commencement (as defined in the Cantor Purchase Agreement), to direct CFPI to purchase up to the lesser of (i) $50.0 million of newly issued Intuitive Machines, Inc. Class A Common Stock and (ii) the Exchange Cap, by delivering written notice to CFPI prior to the commencement of trading on any trading day, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, the Company agreed to issue 100,000 shares (the “Commitment Shares”) of Intuitive Machines, Inc. Class A Common Stock to CFPI. The Company entered into a registration rights agreement with CFPI, pursuant to which it agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Intuitive Machines, Inc. Class A Common Stock that are sold to CFPI under the equity facility and the Commitment Shares. During the second quarter of 2023, we recorded a recapitalization adjustment to increase other current liabilities and decrease to paid-in capital for $1.0 million to recognize the Commitment Share liability within our condensed consolidated balance sheets which was not previously recognized in the balance sheet of IPAX prior to the closing of the Business Combination.

In June 2023, the Company issued 95,785 Commitment Shares to CFPI. Under the terms of the Cantor Purchase Agreement, to the extent after the resale of the Commitment Shares by CFPI is less than $1.0 million, the Company will pay CFPI the difference between $1.0 million and the net proceeds of the resale of the Commitment Shares received by CFPI in cash. As of June 30, 2023, none of the Commitment Shares have been sold by CFPI and the Company has recorded a liability of approximately $216 thousand, reflected in Other current liabilities in our condensed consolidated balance sheets as of June 30, 2023, representing the difference between $1.0 million and the fair value of the Commitment Shares.

As of June 30, 2023, no shares of Class A Common Stock have been sold to CFPI under the Cantor Purchase Agreement.
Forward Purchase Agreements

Prior to the closing of Business Combination, the Company entered into forward purchase agreements with two separate counterparties pursuant to which each counterparty agreed to purchase 1,250,000 shares of Class A Common Stock from shareholders who had previously tendered such shares for redemption but agreed to reverse their redemption and sell such shares to the counterparties at the redemption price of approximately $10.19 per share. The Company prepaid approximately $25.5 million to the counterparties at the closing of the Business Combination to secure its purchase obligation to repurchase the 2,500,000 shares at the redemption price per share on the option expiration date that was one month after closing of the Business Combination. The forward purchase agreements were accounted for as a prepaid asset and marked to fair value through earnings each period until the agreements were terminated or expired. The Company paid transaction fees to the counterparties totaling $750 thousand which was recorded as general and administrative expense during the first quarter of 2023.

On February 23, 2023, one of the counterparties exercised their right to optional early termination of the forward purchase agreement for 1,250,000 shares and returned approximately $12.7 million in cash to the Company resulting in an immaterial net loss on termination for the three months ended March 31, 2023. On March 8, 2023, the remaining forward purchase agreement expired resulting in the Company’s repurchase of 1,250,000 shares resulting in a net gain on settlement of the agreement of approximately $93 thousand recorded in other income (expense) during the first quarter of 2023. The repurchased Class A shares were recorded as treasury stock upon expiration of the forward purchase agreement in the amount of $12.8 million based on a stock price of $10.26 per share on the date of repurchase.
NOTE 4 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenue by Contract Type
Fixed price	$15,949	89%	$18,084	94%	$32,544	90%	$34,552	92%
Time and materials	2,044	11%	1,133	6%	3,685	10%	3,136	8%
Total	$17,993	100%	$19,217	100%	$36,229	100%	$37,688	100%

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
The following table presents contract assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Contract Assets
Deferred contract costs	$4,125	$6,633
Unbilled receivables	582	346
Total	$4,707	$6,979
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $8.1 million and $18.0 million, respectively, for the three and six months ended June 30, 2023 and $10.1 million and $21.9 million, respectively, for the three and six months ended June 30, 2022.
The following table presents contract liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Contract liabilities – current
Deferred revenue	$22,560	$39,831
Contract loss provision	11,449	10,120
Accrued launch costs	6,645	6,705
Total contract liabilities – current	40,654	56,656
Contract liabilities – long-term
Contract loss provision	—	2,188
Total contract liabilities – long-term	—	2,188
Total contract liabilities	$40,654	$58,844
Revenue recognized from amounts included in contract liabilities at the beginning of the period was $27.5 million and $19.8 million during the six months ended June 30, 2023 and 2022, respectively.
Loss Contracts
Contract losses are a result of constraining variable consideration and estimated contract costs exceeding current contract price. The Company experiences favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of $7.0 million and $13.6 million, respectively, for the three and six months ended June 30, 2023, and zero and $2.4 million, respectively, for the three and six months ended June 30, 2022.
As of June 30, 2023, the status of these loss contracts was as follows:
•The first contract, for lunar payload services, became a loss contract in 2019 due to the constraint of variable consideration. Variable consideration has been constrained to $0 from a total potential amount of $8.1 million. For the six months ended June 30, 2023, and 2022, changes in estimated contract costs resulted in an additional $5.1 million and $2.4 million contract loss, respectively. As of June 30, 2023, and 2022, this contract was approximately 98% complete and 91% complete, respectively. The contract is anticipated to be 100% complete as of February 29, 2024. As of June 30, 2023 and December 31, 2022, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $0.3 million and $0.4 million, respectively.
•The second contract, for lunar payload services, became a loss contract in 2021 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $7.8 million. For the six months ended June 30, 2023 and 2022, changes in estimated contract costs resulted in an additional $1.8 million and $0 in contract loss, respectively. As of June 30, 2023, and 2022, this contract was approximately 48% complete and 17% complete, respectively. The contract is anticipated to be 100% complete as of June 30, 2024. As of June 30, 2023 and December 31, 2022, the contract loss provision recorded in contract liabilities, current was $8.6 million and $7.7 million, respectively, and $0 and $2.2 million, respectively, in contract liabilities, non-current in our condensed consolidated balance sheets.
•The third contract, for lunar payload services, became a loss contract in 2022 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $8.4 million. For the six months ended June 30, 2023 and 2022, changes in estimated contract costs resulted in an additional $5.9 million and $0 contract loss, respectively. As of June 30, 2023 this contract was approximately 80% complete. This contract is anticipated to be 100% complete as of June 30, 2024. As of June 30, 2023 and December 31, 2022, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $2.4 million and $1.9 million, respectively.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $73.4 million. The Company expects to recognize revenue on approximately 50-55% of the remaining performance obligations over the next 6 months, 45-50% in 2024 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of June 30, 2023.
For time and materials contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials agreements.
NOTE 5 - PROPERTY AND EQUIPMENT, NET
As of June 30, 2023 and December 31, 2022, property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$1,544	$1,544
Vehicles and trailers	129	129
Computers and software	2,044	1,673
Furniture and fixtures	794	794
Machinery and equipment	2,392	2,211
Construction in progress	37,390	17,747
Property and equipment, gross	44,293	24,098
Less: accumulated depreciation and amortization	(3,532)	(2,922)
Property and equipment, net	$40,761	$21,176
Total depreciation expense related to property and equipment for the three and six months ended June 30, 2023 was $319 thousand and $615 thousand, respectively, and $259 thousand and $507 thousand for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company pledged property and equipment with net book value of approximately $39.9 million and $20.3 million, respectively, as security for its Credit Mobilization Facility with Live Oak Bank.
As of June 30, 2023, construction in progress includes $26.5 million of construction costs for a lunar operations center as further described in Note 6 - Leases as well as $10.6 million of costs associated with the fabrication of a commercial communications satellite. The Company capitalized interest in connection with construction in progress of $206 thousand and $379 thousand for the three and six months ended June 30, 2023, respectively, and $37 thousand and $68 thousand for the three and six months ended June 30, 2022, respectively.
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
The Company’s real estate leasing agreements include terms requiring the Company to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities which the Company accounts for as variable lease costs when incurred since the Company has elected to not separate lease and non-lease components, and hence are not included in the measurement of lease liability. For the three and six months ended June 30, 2023 and 2022, there were no significant variable lease costs. There are no restrictions or covenants imposed by any of the leases, and none of the Company’s leases contain material residual value guarantees.

In September 2021, the Company signed a ground lease agreement for the development of a lunar operations center that will serve as a production and testing facility of lunar lander components and other aerospace related operations. The facility is currently under construction, and the lessor will reimburse up to $40.0 million for certain costs incurred by the Company for design, construction, and development. The Company concluded that it was deemed the owner, for accounting purposes only, of the facility under build-to-suit lease accounting due to its involvement in the construction activities of the facility. Accordingly, the Company is accounting for the construction of the facility as a financing arrangement. As of June 30, 2023 and December 31, 2022, the Company has capitalized $26.5 million and $10.3 million of construction in progress, respectively, and a corresponding financing obligation of $24.0 million and $9.1 million, respectively. Upon completion of the construction project, the ground lease agreement will have an initial term of 20 years with four optional renewal periods of 5 years each. During the fourth quarter of 2022, construction was completed for a portion of the lunar operations center, and the Company took possession of the completed facility. Upon commencement of the lease, the Company determined that the facility qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the facility, as the fair value upon completion was determined to be equal to the carrying value. As of June 30, 2023, the Company recorded right-of-use assets of $3.0 million and corresponding lease liabilities of approximately $3.2 million. As of December 31, 2022, the Company recorded right-of-use assets and corresponding lease liabilities of approximately $3.1 million.

In December 2022, the Company entered into an operating lease for additional office space. The lease commenced in January 2023 with a lease term of 8 months.

The components of total lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$160	$139	$456	$272
Short-term lease cost	145	—	145	—
Total lease cost	$305	$139	$601	$272

The components of supplemental cash flow information related to operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid (received) for amounts included in the measurement of lease liabilities:
Cash flow from operating activities	$485	$361
Weighted average lease term (months)	157	49
Weighted average discount rate	5.6%	5.9%
The Company recorded $26.1 million and $10.3 million in property and equipment related to reimbursable leasehold improvement costs incurred as of June 30, 2023 and December 31, 2022, respectively.

The operating lease ROU assets, current operating lease liabilities and non-current operating lease liabilities are disclosed in our condensed consolidated balance sheets.
The table below includes the estimated future undiscounted cash flows for operating leases as of June 30, 2023 (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$376
2024	916
2025	768
2026	706
2027	219
Thereafter	5,681
Total undiscounted lease payments	$8,666
Less: imputed interest	3,159
Present value of lease liabilities	$5,507
NOTE 7 - DEBT
The following table summarizes our outstanding debt (in thousands):

	June 30, 2023	December 31, 2022
Credit Mobilization Facility	$20,000	$20,000
Less: deferred financing costs	(25)	(39)
Less: current maturities	(19,975)	(16,098)
Long-term debt, net of current maturities	$—	$3,863
As of June 30, 2023 and December 31, 2022, the weighted-average interest rate on short-term borrowings outstanding was 9.87% and 6.55%, respectively.
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

On July 14, 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak Banking Company which provided an $8.0 million mobilization credit facility with a loan maturity of July 14, 2024 and extended the maturity date of our existing $12.0 million mobilization credit facility to November 14, 2023. The $8.0 million mobilization credit facility requires early payment of principal upon the completion of certain mission milestones. If the milestones are completed, principal payments of $4.1 million and $3.9 million would be due prior to loan maturity in 2023 and 2024, respectively. The $12.0 million mobilization credit facility requires principal payments of $8.0 million on August 15, 2023 and $4.0 million on November 14, 2023. The mobilization credit facilities bear interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0%. The mobilization credit facilities require the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company. There was $20.0 million outstanding under the credit mobilization facilities as of June 30, 2023 and December 31, 2022.

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

For the three and six months ended June 30, 2023, we recognized a combined U.S. federal and state benefit for income taxes of $3.5 million and $0.3 million, respectively. For the three and six months ended June 30, 2022, we recognized a combined U.S. federal and state expense for income taxes of $0.4 million and $0.4 million, respectively. The effective combined United States federal and state income tax rates were (23.1%) and 6.3% for the three and six months ended June 30, 2023, respectively, and (16.1%) and (5.4%) for the three and six months ended June 30, 2022. For three and six months ended June 30, 2023, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three and six months ended June 30, 2022, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

For the six months ended June 30, 2023, the Company has an uncertain tax position related to its use of an impermissible method in deducting certain launch related costs. The Company filed Form 3115, Application for Change in Accounting Method, with the Internal Revenue Service (“IRS”) to request permission to change from its impermissible method of accounting to a permissible method of accounting for the launch costs. The requested change is nonautomatic and as such requires advance consent from the IRS. As of June 30, 2023, the Company has not received affirmative written consent from the IRS.

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a Tax Receivable Agreement (the “TRA”) with Intuitive Machines, LLC and certain Intuitive Machines, LLC members (the “TRA Holders”). Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. realizes, or is deemed to realize, as a result of certain tax attributes, including (A) existing tax basis of certain assets of Intuitive Machines, LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by Intuitive Machines, Inc., (C) certain tax benefits realized by Intuitive Machines, Inc. as a result of the Business Combination, and (D) tax deduction in respect of portions of certain payments made under the TRA. All such payments to the TRA Holders are the obligations of the Intuitive Machines, Inc., and not that of Intuitive Machines, LLC. As of June 30, 2023, there have been no exchanges of Intuitive Machines, LLC units for Class A common stock of the Intuitive Machines, Inc. and, accordingly, no deferred tax assets subject to the TRA or TRA liabilities currently exist.
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

The table below reflects share information about the Company’s capital stock as of June 30, 2023.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	17,301,489	(1,250,000)	16,051,489
Class B Common Stock	$0.0001	100,000,000	10,566	—	10,566
Class C Common Stock	$0.0001	100,000,000	70,640,188	—	70,640,188
Series A Preferred Stock	$0.0001	25,000,000	26,000	—	26,000
Total shares		725,000,000	87,978,243	(1,250,000)	86,728,243

Class A Common Stock

Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record in person or by proxy on all matters submitted to a vote of the holders of Class A Common Stock, whether voting separately as a class or otherwise. Class A Common Stock has rights to the economics of the Company and to receive dividend distributions, subject to applicable laws and the rights and preferences of holders of Series A Preferred Stock or any other series of stock having preference over or participation rights with Class A Common Stock. In the event of liquidation, dissolution or winding up of the affairs of Company, Class A Common Stock has rights to assets and funds of the Company available for distribution after making provisions for preferential and other amounts to the holders of Series A Preferred Stock or any other series of stock having preference over or participation rights with Class A Common Stock.

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

Class C Common Stock

Each holder of Class C Common Stock is entitled to three votes for each share of Class C Common Stock held of record in person or by proxy on all matters submitted to a vote of the holders of Class C Common Stock, whether voting separately as a class or otherwise. Class C Common Stock does not have rights to the economics of the Company nor to receive dividend distributions, except in limited circumstances. In the event of liquidation, dissolution or winding up of the affairs of the Company, Class C Common Stock holders are entitled to receive par value per share only. Class C Common Stock ownership is limited only to Intuitive Machines, LLC Founders in an amount not to exceed at any time the aggregate number of Intuitive Machines, LLC Founder Common Units held of record by such founder. The Intuitive Machines, LLC Founders are Dr. Kamal Ghaffarian, Stephen J. Altemus and Dr. Timothy Crain and their permitted transferees.

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

Redeemable Noncontrolling Interests

As of June 30, 2023, the prior investors of Intuitive Machines, LLC owns 81.5% of the common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Intuitive Machines, Inc.’s Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board of Intuitive Machines, Inc., which as of June 30, 2023, is controlled by the prior investors. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.

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

The Private Placement Warrants are identical to the Public Warrants except that the Private Warrants may not, subject to certain limited exceptions, be transferred assigned or sold by the holders until 30 days after the Closing of the Business Combination. The Public and Private Warrants do not entitle the holder to any voting rights, dividends or other rights as a shareholder of the Company prior to exercise.

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

During the three and six months ended June 30, 2023, Public Warrants of 1,183,901 and 1,402,106, respectively, were exercised resulting in the issuance of an equal number of shares of Class A Common Stock. The Company has received cash proceeds of approximately $16.1 million as of June 30, 2023.

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

As of June 30, 2023, there have been no exercises of the Preferred Warrants.

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

As a result of closing of the Business Combination, the SAFE Agreements were converted into 2,066,667 shares of Class A Common Stock. At closing, the fair value of the SAFE Agreements was estimated at $20.7 million resulting in a change in fair value of SAFE Agreements of approximately $2.4 million recorded in the condensed consolidated statements of operations for the six months ended June 30, 2023.

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

As a result of the Business Combination discussed in Note 3 - Business Combination and Related Transactions and per the terms of the Second Amended and Restated Intuitive Machines, LLC Operating Agreement, the unexpired and unexercised outstanding Incentive Unit Options at closing, whether vested or unvested, were proportionately adjusted using a conversion ratio of 0.5562 (rounded down to the nearest whole number of options). The exercise price of each option was adjusted accordingly. Each Incentive Unit Option continues to be subject to the terms and conditions of the 2021 Plan and will be exercisable for Class B Common Units of Intuitive Machines, LLC. When an option is exercised, the participant will receive Intuitive Machines, Inc. Class A Common Stock. As a result of the conversions, there was no incremental compensation cost and the terms of the outstanding options, including fair value, vesting conditions and classification, were unchanged.
As of June 30, 2023, Intuitive Machines, LLC was authorized to issue a total of 1,823,217 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2022	1,865,094	$2.93	8.90
Granted	—	—
Exercised	(25,166)	1.80
Forfeited	(16,711)	1.80
Balance as of June 30, 2023	1,823,217	$2.95	8.16	$9,694,403
Exercisable as of June 30, 2023	877,510	$1.85	7.97	$3,563,467
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s units determined by our Board of Directors for each of the respective periods.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2022	$1.01
Granted	—
Vested	0.30
Forfeited	0.26
Non-vested as of June 30, 2023	$1.66
Share-based compensation expense related to options was $278 thousand and $485 thousand for the three and six months ended June 30, 2023, respectively, and $124 thousand and $240 thousand for the three and six months ended June 30, 2022, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of June 30, 2023, the Company had $1.2 million in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 1.81 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with Closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of June 30, 2023, the Company has issued restricted stock units (“RSUs”) as outlined in the following disclosure. No other awards have been granted under the 2023 Plan.

Restricted Stock Units

The Company grants RSUs with time-based vesting requirements under the 2023 Plan. These RSUs typically vest over one to four years. The fair value of RSUs is based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU activity:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	—	$—
Granted	1,595,690	7.60
Vested	—	—
Forfeited	(1,901)	7.56
Balance as of June 30, 2023	1,593,789	$7.60

Share-based compensation expense related to RSUs was $707 thousand for three and six months ended June 30, 2023, and disclosed in the condensed consolidated statement of operations under general and administrative expense.
NOTE 12 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 at fair value on a recurring basis.

	June 30, 2023
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$55,254	$—	$—	$55,254
Total liabilities measured at fair value		$55,254	$—	$—	$55,254

	December 31, 2022
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
SAFE Agreement liabilities	Recurring	$18,314	$—	$—	$18,314
Total liabilities measured at fair value		$18,314	$—	$—	$18,314

The following table provides a roll-forward of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	SAFE Agreement liabilities
Balance, December 31, 2022	$—	$18,314
Additions	99,659	—
Change in fair value	(25,030)	2,353
Converted to equity	(19,375)	(20,667)
Balance, June 30, 2023	$55,254	$—

Earn-out Liabilities

The fair value of the earn-out liabilities as of June 30, 2023 was estimated using a Monte Carlo simulation approach that modeled the triggering events including the simulated stock price of the Company over the maturity dates. The significant assumptions utilized in estimating the fair value of the earn-out liabilities include: (i) Intuitive Machines stock price of $8.19; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.20%; and (iv) expected volatility of 90%.

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
NOTE 13 - NET INCOME PER SHARE

Basic net income per share of Class A common stock is computed by dividing net income attributable to Class A common shareholders for the three months ended June 30, 2023 and the period from February 13, 2023, or the Closing Date, to June 30, 2023 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

Diluted net income per share of Class A common stock includes additional weighted average common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for the Series A Preferred Stock and the treasury method for our RSUs, options, and warrants. During loss periods, diluted net loss per share for all periods presented is the same as basic net loss per share as the inclusion of the potentially issuable shares would be anti-dilutive.

Prior to the Business Combination, the membership structure of Intuitive Machines, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of Intuitive Machines, LLC and Intuitive Machines, Inc. implemented a revised class structure including Class A common stock having one vote per share and economic rights, Class B common stock having one vote per share and no economic rights, and Class C Common Stock having three votes per share and no economic rights. Shares of the Company’s Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net loss per share information has not been presented for periods prior to the Business Combination on February 13, 2023. The basic and diluted net income per share for the three and six months ended June 30, 2023 represent only the period of February 13, 2023 to June 30, 2023.

The following table presents the computation of the basic and diluted income per share of Class A common stock for the period of February 13, 2023 (the Closing Date) to June 30, 2023 (in thousands, except share data):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Numerator
Net income for the period from February 13, 2023 through June 30, 2023	$18,777	$1,081
Less: Net loss attributable to redeemable noncontrolling interests for the period from February 13, 2023 through June 30, 2023	(10,744)	(19,080)
Net income for the period from February 13, 2023 through June 30, 2023 attributable to the Company	$29,521	20,161
Less: Cumulative preferred dividends	(655)	(983)
Net income for the period from February 13, 2023 through June 30, 2023 attributable to Class A common shareholders	$28,866	$19,178
Denominator
Basic weighted-average shares of Class A common stock outstanding	15,705,265	15,543,800
RSUs and Options	1,457,129	1,505,845
Series A Preferred Stock	2,221,207	2,207,590
Warrants	—	4,934,618
Diluted weighted-average shares of Class A common stock outstanding	19,383,601	24,191,853

Net income per share of Class A common stock - basic	$1.84	$1.23
Net income per share of Class A common stock - diluted	$1.52	$0.83
For the three months ended June 30, 2023, the diluted earnings per share calculation excluded the potential Class A common stock equivalent of 22.5 million related to warrants, as their effect would be anti-dilutive. For the three and six months ended June 30, 2023, the diluted earnings per share calculation excluded the potential Class A common stock equivalent of 7.5 million related to Earn Out Units because of unsatisfied contingent issuance conditions.

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

Axiom Space, Inc.

The Company recognized revenue from Axiom Space, Inc. (“Axiom”) related to engineering services of $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, there were $1.0 million and $0.8 million, respectively, of affiliate accounts receivable related to Axiom. As of June 30, 2023 and December 31, 2022, the affiliate accounts receivable balances were fully reserved. Kamal Ghaffarian, the Chairman of the Company’s Board of Directors and one of the co-founders of Intuitive Machines, LLC is a co-founder and current member of management at Axiom. Revenue related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms.
IBX, LLC and PTX, LLC
The Company incurred expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) related to bid & proposal, capture management and various consulting services of $0.2 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, there were $0.6 million and $0.4 million, respectively, of affiliate accounts payable related to IBX/PTX expenses. Kamal Ghaffarian is a member of Management at Intuitive Machines and a member of Management at IBX/PTX. Expenses related to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms.
KBR, Inc.
On November 12, 2020, KBR, Inc. (“KBR”) made an initial capital contribution in SNS resulting in a 10% ownership of SNS, which was previously a wholly owned subsidiary of Intuitive Machines, LLC. The Company recognized affiliate revenue from KBR related to engineering services of $0.8 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.4 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, there was $0.3 million and $0.3 million, respectively, of affiliate accounts receivable related to KBR revenue. Revenue related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC

As of June 30, 2023 and December 31, 2022, there were $0.6 million and $0.1 million, respectively, of affiliate accounts payable related to X-energy, LLC (“X-energy”) expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms.

Penumbra, LLC
The Company incurred expenses with Penumbra, LLC (“Penumbra”) related to license fees for the three and six months ended June 30, 2022 of $17 thousand and $67 thousand, respectively, and incurred no expenses for the three and six months ended June 30, 2023. Certain members of executive management at Intuitive Machines have an ownership interest in Penumbra. Expenses related to Penumbra are incurred in the normal course of business.
NOTE 16 - VARIABLE INTEREST ENTITIES
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
The IX LLC JV was formed to pursue nuclear space propulsion and surface power systems in support of future space exploration goals. In the third quarter of 2022, the IX LLC JV received an award from Battelle Energy Alliance (“BEA”) to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars. As of June 30, 2023, the IX LLC JV had total assets of $2.8 million and total liabilities of $2.6 million, and total assets and total liabilities of $1.3 million as of December 31, 2022, associated with project execution activities subcontracted to the IX LLC JV partners and other third parties.

Space Network Solutions, LLC

The Company participates in the Space Network Solutions, LLC (“SNS LLC”) with KBR Wyle Services, LLC (“KBR”), a leading provider of specialized engineering, and professional, scientific and technical services primarily to the U.S. federal government. Under the terms of the Amended LLC Agreement, we hold a 90% interest in the SNS, LLC and KBR hold a 10% interest. SNS, LLC is a VIE and Intuitive Machines is the primary beneficiary.

SNS, LLC was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded SNS, LLC a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within SNS, LLC to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV agreement represents a silo within SNS, LLC and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. SNS, LLC has not recognized any activity since its inception.

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

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “IM,” “Intuitive Machines,” “we,” “us,”, or “our” refer to Intuitive Machines, Inc. and its consolidated subsidiaries.
Overview
We are a space infrastructure and services company founded in 2013 that is contributing to the establishment of lunar infrastructure and commerce on the Moon. We have a leading position in the development of lunar space operating in four business lines described further below. We are initially focused on establishing the lunar infrastructure and basis for commerce to inform and sustain human presence off Earth. We believe our business is well positioned for continued growth and expansion:
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
We are currently working to provide access to the lunar surface and collect and transmit cislunar data for science, technology, and infrastructure. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position with a first mover advantage, as evidenced by three CLPS awards to date as of June 30, 2023. Intuitive Machines’ Nova-C lander is intended to become the first U.S. vehicle to softly land on the lunar surface since 1972 and could become the first object to land at the lunar South pole in human history. The lander is capable of carrying 130 kilograms of cargo and is designed to execute numerous experiments and technology demonstrations to the lunar surface in 2023 under the IM-1 mission. Our goal is for these missions to be followed up by IM-2, which will continue to execute experiments and technology demonstrations, and IM-3, our third CLPS award, which will land at Reiner Gamma. These missions, along with additional expeditions, are in partnership with NASA, Nokia Corporation, SpaceFlight, Inc., Columbia Sportswear Company, Aegis Aerospace, Inc. and other commercial players. Intuitive Machines offers its customers the flexibility needed to pioneer a thriving, diverse lunar economy and to enable a permanent presence on the Moon.

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
Lunar Access Services
Our Lunar Access Services business provides reliable and affordable means for governments, companies and individuals to explore and place objects in cislunar space or on the lunar surface. We have developed a complete lunar program that includes mission control, the Nova-C lander, a space-to-ground communications network, and a series of launch vehicle contracts with Space-X. We currently have three missions on the flight manifest, with plans to increase the frequency and complexity of the missions over time.

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
Orbital Services
Orbital Services provides in-space orbital services for both commercial and government organizations. These services include repair, refueling, and raising the orbits of existing satellites. We seek to leverage our domain expertise and space products, such as optical navigation, rendezvous and proximity operations, robotic mechanisms for satellite delivery, debris removal and Space Domain Awareness in orbits from low earth orbit (“LEO”) out to cislunar space. We also serve as the prime contractor and partner on NASA center support contracts, such as the recently awarded OMES III contract, that expand our relationship with NASA and emphasize our capabilities in key technology focus areas.
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

On February 13, 2023, Intuitive Machines, LLC consummated the previously announced Business Combination and other related transactions as further described in Note 1 - Business Description and Note 3 - Business Combination and Related Transactions to our condensed consolidated financial statements included in Item 1 of Part I of this Quarter Report on Form 10-Q. The Business Combination was accounted for akin to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Business Combination and other related transactions had several significant impacts on our reported financial position and results, as a consequence of the reverse recapitalization treatment.

After giving effect to the Business Combination and other related transactions, there are currently (i) 16,051,489 shares of Class A common stock issued and outstanding, (ii) 10,566 shares of Class B common stock issued and outstanding, (iii) 70,640,188 shares of Class C common stock issued and outstanding, and (iv) 26,000 shares of Series A preferred stock issued and outstanding. The Class B and Class C shares of common stock do not have any economic value but entitle the holder thereof to one and three votes per share, respectively. Additionally, the Company assumed a total of 23,332,500 public and private warrants to purchase one share of the Company’s Class A common stock with an exercise price of $11.50 per share. The Company also issued 541,667 Series A preferred warrants in conjunction with the issuance of the Series A preferred stock to purchase one share of the Company’s Class A common stock with an exercise price of $15.00 per share. The Class A common stock and warrants commenced trading on the Nasdaq under the symbols, “LUNR” and “LUNRW”, respectively.
Inflation and Macroeconomic Pressures

In combination with the economic recovery from the COVID-19 pandemic and repercussions from geopolitical events, the global economy continues to experience volatile disruptions including to the commodity and labor markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to adversely affect, the price and availability of certain products and services necessary for our operations, which in turn, adversely impacted, and may continue to adversely impact our business, financial condition and results of operations.

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
Our ability to commence and expand spaceflight mission operations
Our success will depend in large part on our ability to commence and expand our lunar mission operations in 2023 and beyond. We are on track to complete our first mission in 2023 and two additional missions in 2024 with a goal of establishing a regular cadence of multiple missions per year of increasing size and complexity by late 2025. This will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for 3 launches as of June 30, 2023, we have $137.3 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue.
Prior to commencing missions, we must complete internal integration activities as well as launch vehicle integration with our launch provider, SpaceX. Any delays in our launch date or in otherwise commencing our missions, including due to congestion at the pad launch site or delays in obtaining various approvals or licenses, could adversely impact our results and growth plans. As we improve production efficiency and schedule reliability and reach our target of multiple missions per year manifested 2-3 years in advance, we expect to improve our market penetration, which we believe will lead to higher revenue from both volume and mission complexity as well as increased operating leverage.
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
Our growth opportunity is dependent on our ability to win lunar missions and expand our portfolio of services. Our ability to sell additional products and services to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services as well as demonstrate reliability through a successful lunar landing. If we fail to make the right investment decisions, are unable to raise capital, if customers do not adopt our products and services, or if our competitors are able to develop technology or products and services that are superior to ours, our business, prospects, financial condition and operating results could be adversely affected.
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
Ability to continue to capitalize on government expenditures and private enterprise investment in the space economy
Our future growth is largely dependent on our ability to continue to capitalize on increased government spending and private investment in the space economy. From 2019 to 2022, the U.S. federal government increased its space exploration and development budget by approximately 11.7%, or $2.5 billion. U.S. federal government expenditures and private enterprise investment have fueled our growth in recent years, and it has resulted in our continued ability to secure increasingly valuable contracts for products and services in 2023. An increased focus on U.S. federal government spending could unfavorably impact the space exploration sector in the future. If our existing programs and project pursuits are not focused on the federal government’s higher priorities, our business, prospects, financial condition and operating results could be adversely affected. However, we expect U.S. federal government expenditures and private investment in the space economy will continue to result in increased purchases of our products and services.
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
Most of our revenue is derived from long-term contracts for the delivery of payloads to the lunar surface. In order to satisfy these contracts, we undertake the engineering for the research, design, development, manufacturing, integration and sustainment of advanced technology space systems. The integration of these technologies and systems lead to an organic and integrated capability to provide lunar access on a commercial services basis. Individual contracts are aggregated by mission (e.g., IM-1, IM-2, IM-3) for management purposes. Revenue is measured based on the amount of consideration specified in a contract with the customer.
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

Change in fair value of earn-out liabilities

Earn Out Units are classified as liabilities transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to stockholders’ equity (deficit) on the condensed consolidated balance sheet. As of the Closing, the Earn Out Units had a fair value of $99.7 million. As of June 30, 2023, the Earn Out Units had a fair value of $55.3 million, with the changes in the fair value between the Closing and June 30, 2023 of $25.0 million recognized as change in fair value of the earn-out liability under other income (expense) within the condensed consolidated statements of operations. As of June 30, 2023, in connection with the OMES III contract award, Triggering Event I under the Earn Out Units vested resulting in the release of 2,500,000 Class C Common Stock to the applicable Intuitive Machines, LLC Members resulting in a $19.4 million reduction to the earn-out liabilities and increase to shareholders’ deficit.
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

Other income (expense), net
Other income, net consists of miscellaneous income sources such as insurance proceeds from stolen equipment.
Income tax benefit (expense)
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

The financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. for the period from February 13, 2023 to June 30, 2023 and resulted in the allocation of approximately 81.5% of Intuitive Machines, LLC’s net loss to noncontrolling interests.

Results of Operations
The following tables set forth our results of operations for the periods presented and expresses the relationship of certain line items as a percentage of revenue for those periods. The period-period comparison of financial results is not necessarily indicative of future results.
Comparison of the three months ended June 30, 2023 and 2022

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

	Three Months Ended June 30,		$ Change	% Change
(in thousands)	2023	2022
Revenue	$17,993	$19,217	$(1,224)	(6)%
Operating expenses:
Cost of revenue (excluding depreciation)	22,481	17,660	4,821	27%
Depreciation	319	259	60	23%
General and administrative expense (excluding depreciation)	8,376	3,517	4,859	138%
Total operating expenses	31,176	21,436	9,740	45%
Operating loss	(13,183)	(2,219)	(10,964)	494%
Other (expense) income, net:
Interest expense, net	(274)	(127)	(147)	116%
Change in fair value of earn-out liabilities	28,756	—	28,756	*
Change in fair value of SAFE Agreements	—	151	(151)	*
Other income (expense), net	(50)	(5)	(45)	*
Total other income, net	28,432	19	28,413	*
Income (loss) before income taxes	15,249	(2,200)	17,449	(793)%
Income tax benefit (expense)	3,528	(354)	3,882	*
Net income (loss)	18,777	(2,554)	21,331	(835)%
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	(2,554)	2,554	*
Net income for the period February 13, 2023 through June 30, 2023	18,777	—	18,777	*
Net loss attributable to redeemable noncontrolling interest	(10,744)	—	(10,744)	*
Net income attributable to the Company	29,521	—	29,521	*
Less: Cumulative preferred dividends	(655)	—	(655)	*
Net income attributable to Class A common shareholders	$28,866	$—	$28,866	*
______________________
*not meaningful

Comparison of the six months ended June 30, 2023 and 2022

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

	Six Months Ended June 30,		$ Change	% Change
(in thousands)	2023	2022
Revenue	$36,229	$37,688	$(1,459)	(4)%
Operating expenses:
Cost of revenue (excluding depreciation)	45,607	37,403	8,204	22%
Depreciation	615	507	108	21%
General and administrative expense (excluding depreciation)	17,153	6,497	10,656	164%
Total operating expenses	63,375	44,407	18,968	43%
Operating loss	(27,146)	(6,719)	(20,427)	304%
Other (expense) income, net:
Interest expense, net	(553)	(253)	(300)	119%
Change in fair value of earn-out liabilities	25,030	—	25,030	*
Change in fair value of SAFE Agreements	(2,353)	436	(2,789)	*
Other income (expense), net	39	(5)	44	*
Total other income, net	22,163	178	21,985	*
Income (loss) before income taxes	(4,983)	(6,541)	1,558	24%
Income tax benefit (expense)	313	(355)	668	*
Net income (loss)	(4,670)	(6,896)	2,226	(32)%
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	(5,751)	(6,896)	1,145	17%
Net income for the period February 13, 2023 through June 30, 2023	1,081	—	1,081	*
Net loss attributable to redeemable noncontrolling interest	(19,080)	—	(19,080)	*
Net income attributable to the Company	20,161	—	20,161	*
Less: Cumulative preferred dividends	(983)	—	(983)	*
Net income attributable to Class A common shareholders	$19,178	$—	$19,178	*
______________________
*not meaningful
Revenue
Revenue for the three and six months ended June 30, 2023 and 2022 was primarily driven by NASA and other commercial payload contracts associated with the IM-1, IM-2 and IM-3 missions. The following provides a summary of the material contracts and estimated mission launch dates for each mission impacting our results of operations (estimated contract revenue and contract revenue excludes variable consideration that is constrained):

•The NASA payload contract for the IM-1 mission was awarded in June 2019 with an initial targeted mission launch date in March 2022. Total IM-1 mission estimated contract revenue under NASA and other commercial fixed-priced contracts increased to $121.0 million as of June 30, 2023 as a result of contract modifications. As of June 30, 2022, total IM-1 mission estimated contract revenues were approximately $94.8 million. During the third quarter of 2022, the targeted mission launch date was revised from December 2022 to March 2023. During the fourth quarter of 2022, we received a modification on the IM-1 NASA payload contract selecting the lunar South Pole as the new target landing site which resulted in an increase in IM-1 mission estimated contract revenue of approximately $26.2 million. In April 2023, we received an additional modification from NASA to change the targeted landing site within the South Pole and extending the targeted mission launch date to no later than February 2024.
•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 with a targeted mission launch date in December 2022. Total IM-2 mission estimated contract revenue under NASA and other commercial fixed-priced contracts increased to $106.0 million as of June 30, 2023 as a result of a new commercial payload and two new commercial rideshare contracts awarded in the third quarter of 2022 with estimated revenues totaling approximately $9.5 million. Additionally, one of our commercial rideshare customers opted to re-manifest its payload from the IM-2 mission to the IM-3 mission resulting in a decrease to estimated contract revenues of approximately $5.5 million on the IM-2 mission. As of June 30, 2022, total IM-2 mission estimated contract revenues were approximately $102.0 million. The IM-2 mission launch and post-launch services run through June 2024 under our current contract with NASA.

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024 under our current contract with NASA. Total IM-3 mission estimated revenue under fixed-priced contracts is $80.9 million as of June 30, 2023 as compared to $69.8 million as of June 30, 2022. The increase in estimated contract revenues for the IM-3 mission is primarily due to the award of a new $2.1 million commercial landed payload received in the first quarter of 2023 and novation of an existing commercial rideshare contract to a new customer with total revenues of $9.0 million. Prior to the novation of the rideshare contract, the $9.0 million of estimated contract revenue was constrained. The IM-3 mission launch and post-launch services run through June 2024 under our current contract with NASA.
Revenue decreased by $1.2 million, or 6%, for the three months ended June 30, 2023 compared to the same period in 2022. Revenue on the IM-1 mission decreased approximately $0.5 million to $4.4 million for the three months ended June 30, 2023 from $4.9 million for the same period in 2022. Revenue decreased in 2023 primarily due to a change in progress towards completion in 2023 as well as the extension of the targeted mission launch date noted above. Revenue on the IM-2 mission for the three months ended June 30, 2023 was $3.9 million as compared to $8.5 million in the same period of 2022 and was primarily driven by a change in progress toward completion and knock-on effects of the IM-1 mission delay discussed above. As of June 30, 2023, the IM-1 and IM-2 missions were approximately 98% and 81% complete, respectively. Revenue from the IM-3 mission increased approximately $1.4 million to $6.0 million for the three months ended June 30, 2023 from $4.6 million for the same period in 2022 due to progress towards completion. The IM-3 mission was awarded in the fourth quarter of 2021 and was approximately 48% complete as of June 30, 2023.

Revenue decreased by $1.5 million, or 4%, for the six months ended June 30, 2023 compared to the same period in 2022. Revenue on the IM-1 mission decreased approximately $2.3 million to $5.7 million for the six months ended June 30, 2023 from $8.0 million for the same period in 2022. Revenue decreased in 2023 primarily due to a change in progress towards completion in 2023 as well as the extension of the targeted mission launch date noted above. Revenue on the IM-2 mission for the six months ended June 30, 2023 was $12.6 million as compared to $17.5 million in the same period of 2022 and was primarily driven by a change progress towards completion and knock-on effects of the IM-1 mission delay discussed above. Revenue from the IM-3 mission increased approximately $2.6 million to $11.5 million for the six months ended June 30, 2023 from $9.0 million for the same period in 2022 due to progress towards completion.
Operating Expenses
Cost of revenue (excluding depreciation)
Cost of revenue increased by $4.8 million, or 27%, for the three months ended June 30, 2023 compared to the same period in 2022. Cost of revenue on the IM-1 mission decreased by $1.5 million due to ramping down progress as the mission nears completion. On the IM-2 mission, cost of revenue was approximately $7.5 million for the three months ended June 30, 2023 compared to $7.9 million in the same period in 2022. IM-3 mission cost of revenue increased approximately $1.1 million due to higher progress than the prior period. Cost of revenue for engineering services projects increased approximately $2.5 million during the three months ended June 30, 2023 and was primarily associated with the fission service power project as well as various other services.

Cost of revenue increased by $8.2 million, or 22%, for the six months ended June 30, 2023 compared to the same period in 2022. Cost of revenue on the IM-1 mission decreased by $0.3 million due to delay fees on launch vehicle costs resulting from the change in the estimated launch date noted above. On the IM-2 mission, cost of revenue was approximately $15.7 million for the six months ended June 30, 2023 compared to $16.7 million in the same period in 2022. IM-3 mission cost of revenue increased approximately $2.1 million primarily due to higher progress. Cost of revenue for engineering services projects increased approximately $4.3 million during the six months ended June 30, 2023 and was primarily associated with the fission service power project as well as various other services.

As of June 30, 2023, all three of our lunar missions are in loss positions. The IM-1 mission became a loss contract in 2019 primarily as a result of constrained variable consideration. During six months ended June 30, 2023, IM’s mission accrued losses increased by $5.3 million due to the delay of the targeted mission launch date discussed above. We have included additional labor costs in our cost estimates at completion as result of extending the targeted mission launch date. Additionally, costs increased as a result of technical challenges identified through systems testing in the first quarter of 2023 primarily associated with electronics and tank valves. On the IM-2 mission, we increased the accrued contract loss by approximately $6.7 million during the six months ended June 30, 2023 which was primarily driven by additional labor and subcontractor costs associated with the extension of the targeted launch date as well as increased costs associated with fuel systems and avionics based on our evaluation and consideration of the technical issues encountered on the IM-1 mission. On the IM-3 mission, the accrued contract loss increased by approximately $1.8 million during the first half of 2023 primarily due to additional estimated labor and subcontractor costs associated with the extension of the targeted launch date to June 2024 in the second quarter of 2023.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) increased by $4.9 million and $10.7 million, respectively, for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to increases in expenditures related to higher headcount to support various corporate functions of $1.8 million and $3.3 million, respectively. There were also increases in expense related to professional services of approximately $1.9 million and $3.9 million, respectively, in relation to becoming a public company. Other costs increased approximately $1.5 million and $3.6 million including transaction fees, marketing, share-based compensation, software licenses and other miscellaneous administrative costs.
Other (expense) income, net

Total other income, net favorable change of $28.4 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to a favorable change in fair value of the earn-out liabilities of $28.8 million and an unfavorable change in the fair value of SAFE Agreements of $0.2 million.

Total other income, net favorable change of $22.0 million for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to a favorable change in fair value of the earn-out liabilities of $25.0 million and an unfavorable change in the fair value of SAFE Agreements of $2.8 million.

Income tax benefit (expense)

For the three and six months ended June 30, 2023, we recognized a combined U.S. federal and state benefit for income taxes of $3.5 million and $0.3 million, respectively. For the three and six months ended June 30, 2022, we recognized a combined U.S. federal and state expense for income taxes of $0.4 million and $0.4 million, respectively. The effective combined United States federal and state income tax rates were (23.1%) and 6.3% for the three and six months ended June 30, 2023, respectively, and (16.1%) and (5.4%) for the three and six months ended June 30, 2022, respectively. For three and six months ended June 30, 2023, our effective tax rate differed from the statutory rate primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three and six months ended June 30, 2022, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

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
The following table presents our backlog as of the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
Backlog	$137,331	$201,946
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of June 30, 2023, we expect to recognize approximately 43% of our backlog over the remainder of 2023, approximately 36% over the subsequent twelve months of 2024 and the remaining 21% thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog decreased by $64.6 million as of June 30, 2023 compared to December 31, 2022, primarily due to continued performance on existing contracts of $36.2 million, decreases related to contract value adjustments of $36.9 million primarily related to certain time and materials and other contracts. The decrease was slightly offset by new awards of $8.5 million to be manifested on the IM-1 and IM-3 missions.
As of June 30, 2023, our backlog of $137.3 million exceeded our remaining performance obligations of $73.4 million as reported in Note 4 - Revenue to our condensed consolidated financial statements included in this Quarterly Report. The difference of $63.9 million was primarily related to $41.5 million of variable consideration associated with constrained revenue as well as $22.4 million in backlog related to the funded value of certain time and materials service contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$18,777	$(2,554)	$(4,670)	$(6,896)
Adjusted to exclude the following:
Taxes	(3,528)	354	(313)	355
Depreciation	319	259	615	507
Interest expense, net	274	127	553	253
Share-based compensation expense	985	124	1,192	240
Change in fair value of earn-out liabilities	(28,756)	—	(25,030)	—
Change in fair value of SAFE Agreements	—	(151)	2,353	(436)
Other income (expense), net	50	5	(39)	5
Adjusted EBITDA	$(11,879)	$(1,836)	$(25,339)	$(5,972)
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(15,774)	$(11,140)
Purchases of property and equipment	(20,200)	(5,405)
Free cash flow	$(35,974)	$(16,545)

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

As of June 30, 2023, we had cash and cash equivalents of $39.1 million and a working capital deficit of $58.1 million. As further described in Note 3 - Business Combination and Related Transactions of our condensed consolidated financial statements, on February 13, 2023, Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp. (“IPAX”) and our wholly owned subsidiary, Intuitive Machines, LLC consummated the Business Combination and related transactions. Upon the closing of the Business Combination and issuance of 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) to certain investors, the Company received approximately $34.1 million of gross proceeds to fund operations. Additionally, in connection with the Business Combination, the Company entered into a common stock purchase agreement with an investor establishing a committed equity facility pursuant to which the Company has the right, but not the obligation, to direct the counterparty to purchase up to the lesser of $50.0 million of newly issued Class A common stock and the Exchange Cap (as defined in the common stock purchase agreement), subject to certain requirements and limitations. Additionally, subsequent to the closing of the Business Combination, we received $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and $16.1 million associated with public warrant exercises.

Management believes that the cash and cash equivalents as of June 30, 2023 and the additional liquidity provided by the equity facility discussed above will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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

The credit mobilization facilities require compliance with various covenants customary for agreements of this type, including those restricting our ability to incur debt, incur liens and undergo certain fundamental changes. The credit mobilization facilities also include events of default customary for agreements of this type. As of June 30, 2023, we were in compliance with all covenants under the credit mobilization facilities.

There was $20.0 million outstanding under the credit mobilization facilities as of June 30, 2023 and December 31, 2022. See Note 7 - Debt to our condensed consolidated financial statements for additional information related to the credit mobilization facilities.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(15,774)	$(11,140)
Net cash used in investing activities	$(20,200)	$(5,405)
Net cash provided by financing activities	$49,297	$7,853
Cash Flows for the six months ended June 30, 2023 and 2022
Operating Activities
During the six months ended June 30, 2023, our operating activities used $15.8 million of net cash as compared to $11.1 million of net cash used during the six months ended June 30, 2022. The $(4.7) million unfavorable change was primarily due to higher operating expenses in 2023 including salaries and wages and professional service fees partially offset by higher cash receipts primarily on IM-3 due to milestone billings.
Investing Activities
During the six months ended June 30, 2023, investing activities used $20.2 million of net cash as compared to $5.4 million of net cash used during the six months ended June 30, 2022. The $14.8 million increase in cash used was primarily due to capital expenditures associated with construction in progress on equipment to be used for future missions and for our lunar operations center.
Financing Activities
During the six months ended June 30, 2023, financing activities provided $49.3 million of net cash as compared to $7.9 million of net cash provided during the six months ended June 30, 2022. The $41.4 million increase was primarily associated with $34.1 million in proceeds received upon consummation of the Business Combination and Series A Preferred Stock issuance which was partially offset by $9.4 million in related transaction costs paid during 2023. We also received $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and another $16.1 million in proceeds from the exercise of public warrants, slightly offset by member distributions of $4.3 million.

Contractual Obligations and Commitments
Lease Commitments
We lease real estate for office space and for administrative, research, marketing and light manufacturing operations. These leases are classified as operating leases with various expiration dates through 2043. See Note 6 - Leases to our condensed consolidated financial statements for more information regarding our lease commitments.

We signed a ground lease agreement for the development of a lunar operations center that will serve as a production and testing facility of lunar lander components and other aerospace related operations. The facility is currently under construction, and the lessor will reimburse up to $40.0 million for certain design, construction, and development costs. We are accounting for the construction of the facility as a financing arrangement. As of June 30, 2023 and December 31, 2022, we capitalized $26.5 million and $10.3 million of construction in progress, respectively, and a corresponding financing obligation of $24.0 million and $9.1 million, respectively. During the fourth quarter of 2022, construction was completed for a portion of the lunar operations center, and the Company took possession of the completed facility. Upon commencement of the lease, the Company determined that the facility qualified for sale accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the facility, as the fair value upon completion was determined to be equal to the carrying value. As of June 30, 2023, the Company recorded right-of-use assets of $3.0 million and corresponding lease liabilities of approximately $3.2 million. As of December 31, 2022, the Company recorded right-of-use assets and corresponding lease liabilities of approximately $3.1 million. No gain or loss was recognized or deferred on the sale of the facility, as the fair value upon completion was determined to be equal to the carrying value.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. As of June 30, 2023, we had remaining purchase obligations under non-cancelable commitments with two vendors totaling $37.3 million of which $34.2 million is due within the next twelve months and the remaining $3.1 million is due in the subsequent twelve-month period.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting that were previously reported under Part I. Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K and identified below.

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

As of June 30, 2023, these material weaknesses are still in the process of being remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

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
Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2022 Annual Report on Form 10-K. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The information required has been previously disclosed in our Current Report on Form 8-K filed with the SEC on February 14, 2023.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Intuitive Machines, Inc.	8-K	001-40823	3.1	February 14, 2023
3.2	By-Laws of Intuitive Machines, Inc.	8-K	001-40823	3.2	February 14, 2023
3.3	Certificate of Designation relating to the 10.0% Series A Cumulative Convertible Preferred Stock	8-K	001-40823	3.3	February 14, 2023
4.1	Warrant Agreement	8-K	001-40823	4.1	September 24, 2021
4.2	Specimen Class A Common Stock Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.5	January 20, 2023
4.3	Specimen Warrant Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.6	January 20, 2023
10.1+	Form of Director Restricted Stock Unit Award Agreement	8-K	001-40823	10.2	June 23, 2023
10.2+	Amended and Restated Non-Employee Director Compensation Program	8-K	001-40823	10.1	June 23, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Intuitive Machines, Inc.

Date:	August 14, 2023	By:	/s/ Erik Sallee
Erik Sallee
Chief Financial Officer
(Principal Financial Officer)

Date:	August 14, 2023		/s/ Steven Vontur
Steven Vontur
Controller
(Principal Accounting Officer)