Form 10-Q
period 2023-09-30
Intuitive Machines, Inc.
filed 2023-11-13
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 8, 2023, the Registrant had 21,027,892 shares of Class A common stock, $0.0001 par value, 0 shares of Class B common stock, $0.0001 par value, and 70,909,012 shares of Class C common stock, $0.0001 par value, outstanding.

INTUITIVE MACHINES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” “strategy,” “outlook,” the negative of these words or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to statements regarding our expectations and plans relating to our first mission to the Moon, including the expected timing thereof and our progress and preparation thereof; our expectations with respect to, among other things, demand for our product portfolio, our submission of bids for contracts; our expectations regarding protests of government contracts awarded to us; our operations, our financial performance and our industry; our business strategy, business plan, and plans to drive long term sustainable shareholder value; and our expectations on revenue and cash generation. These forward-looking statements reflect our predictions, projections or expectations based upon currently available information and data. Our actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. The following important factors and uncertainties, among others, could cause actual outcomes or results to differ materially from those indicated by the forward-looking statements in this Quarterly Report:

•our reliance upon the efforts of our Board of Directors (the “Board”) and key personnel to be successful;
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
•our history of losses and failure to achieve profitability in the future or failure of our business to generate sufficient funds to continue operations;
•our public securities’ potential liquidity and trading; and
•and other factors detailed under the section titled Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), the section titled Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section titled Part II., Item 1A. “Risk Factors” in this Quarterly Report and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”).

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, the (“Exchange Act”).

Part I – Financial Information
Item 1. Financial Statements
INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$40,652	$25,764
Restricted cash	62	62
Trade accounts receivable, net of allowance for expected credit losses of $0 and $836, respectively	2,453	1,302
Contract assets	2,005	6,979
Prepaid and other current assets	3,716	6,885
Total current assets	48,888	40,992
Property and equipment, net	17,503	21,176
Operating lease right-of-use assets	36,575	4,829
Deferred income taxes	7	7
Total assets	$102,973	$67,004
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$9,675	$6,081
Accounts payable - affiliated companies	1,060	442
Current maturities of long-term debt	19,982	16,098
Contract liabilities, current	49,679	56,656
Operating lease liabilities, current	6,249	725
Other current liabilities	14,262	15,178
Total current liabilities	100,907	95,180
Long-term debt, net of current maturities	—	3,863
Contract liabilities, non-current	566	2,188
Operating lease liabilities, non-current	25,782	5,078
Simple Agreements for Future Equity ("SAFE Agreements")	—	18,314
Earn-out liabilities	19,218	—
Warrant liabilities	16,471	—
Other long-term liabilities	4	—
Total liabilities	162,948	124,623
Commitments and contingencies (Note 14)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 26,000 shares issued and outstanding at September 30, 2023	27,506	—
Redeemable noncontrolling interests	258,733	—
SHAREHOLDERS’ EQUITY (DEFICIT)
Common units	—	1
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 22,237,988 shares issued and 20,987,988 outstanding at September 30, 2023	2	—
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2023	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 70,909,012 shares issued and outstanding at September 30, 2023	7	—
Treasury stock, at cost, 1,250,000 shares at September 30, 2023	(12,825)	—
Paid-in capital	—	14,967
Accumulated deficit	(333,398)	(72,587)
Total shareholders’ deficit	(346,214)	(57,619)
Total liabilities, mezzanine equity and shareholders’ deficit	$102,973	$67,004
The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$12,731	$10,271	$48,960	$47,959
Operating expenses:
Cost of revenue (excluding depreciation)	25,768	17,285	71,375	54,688
Depreciation	329	276	944	783
General and administrative expense (excluding depreciation)	9,853	4,507	27,006	11,004
Total operating expenses	35,950	22,068	99,325	66,475
Operating loss	(23,219)	(11,797)	(50,365)	(18,516)
Other income (expense), net:
Interest expense, net	(228)	(270)	(781)	(523)
Change in fair value of earn-out liabilities	36,036	—	61,066	—
Change in fair value of warrant liabilities	10,259	—	10,259	—
Change in fair value of SAFE Agreements	—	(255)	(2,353)	181
Loss on issuance of securities	(6,729)	—	(6,729)	—
Other income (expense), net	(418)	10	(379)	5
Total other income (expense), net	38,920	(515)	61,083	(337)
Income (loss) before income taxes	15,701	(12,312)	10,718	(18,853)
Income tax (expense) benefit	(605)	380	(292)	25
Net income (loss)	15,096	(11,932)	10,426	(18,828)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	(11,932)	(5,751)	(18,828)
Net income for the period February 13, 2023 through September 30, 2023	15,096	—	16,177	—
Net loss attributable to redeemable noncontrolling interest	(18,555)	—	(37,635)	—
Net income attributable to the Company	33,651	$—	53,812	—
Less: Cumulative preferred dividends	(674)	—	(1,657)	—
Net income attributable to Class A common shareholders	$32,977	$—	$52,155	$—

Net income per share (1)
Net income per share of Class A common stock - basic	$1.89		$3.20
Net income per share of Class A common stock - diluted	1.29		2.16
Weighted-average common shares outstanding
Weighted average shares outstanding - basic	17,411,217		16,294,029
Weighted average shares outstanding - diluted	26,126,245		24,964,408
(1)As a result of the Business Combination (as defined herein), the capital structure has changed and income per share information is only presented after the Closing Date (as defined herein) of the Business Combination, for the period from February 13, 2023 through September 30, 2023. See Note 3 - Business Combination and Related Transactions and Note 13 - Net Income per Share for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Equity
(In thousands except per share data)
(Unaudited)

Three Months Ended September 30, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, June 30, 2023	26,000	$26,823	$578,630
Issuance of series A preferred stock	—	—	—
Cumulative preferred dividends	—	674	—
Accretion of preferred stock discount	—	9	—
Establishment of redeemable noncontrolling interests	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(301,342)
Net loss attributable to redeemable noncontrolling interests	—	—	(18,555)
Balance, September 30, 2023	26,000	$27,506	$258,733

Nine Months Ended September 30, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2022	—	$—	$—
Issuance of series A preferred stock	26,000	25,827	—
Cumulative preferred dividends	—	1,657	—
Accretion of preferred stock discount	—	22	—
Establishment of redeemable noncontrolling interests	—	—	(85,865)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	382,233
Net loss attributable to redeemable noncontrolling interests	—	—	(37,635)
Balance, September 30, 2023	26,000	$27,506	$258,733

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands except per share data)
(Unaudited)

Three Months Ended September 30, 2023
	Members Units		Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2023	—	$—	17,301,489	2	10,566	—	70,640,188	$7	$(12,825)	$—	$(665,456)	$(678,272)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	1,556	—	1,556
Member distributions		—	64,328	—	—	—	268,824	—	—	3,168	(6,857)	(3,689)
Cumulative preferred dividends	—	—	—	—	—	—	—	—	—	(674)	—	(674)
Accretion of preferred stock discount	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Class A common stock issued related to Private Placement (Note 9)	—	—	4,705,883	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	—	—	155,722	—	—	—	—	—	—	(314)	—	(314)
Class A common stock issued for Class B canceled	—	—	10,566	—	(10,566)	—	—	—	—	—	—	—
Partner capital	—	—	—	—	—	—	—	—	—	196	—	196
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,923)	305,264	301,341
Net income attributable to the Company	—	—	—	—	—	—	—	—	—	—	33,651	33,651
Balance, September 30, 2023	—	$—	22,237,988	$2	—	$—	70,909,012	$7	$(12,825)	$—	$(333,398)	$(346,214)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (continued)
(In thousands except per share data)
(Unaudited)

Nine Months Ended September 30, 2023
	Members Units			Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units		Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	122,505,500		$1	—	$—	—	$—	—	$—	$—	$14,967	$(72,587)	$(57,619)
Issuance of units	21,500		—	—	—	—	—	—	—	—	22	—	22
Share-based compensation expense	—		—	—	—	—	—	—	—	—	101	—	101
Net loss	—		—	—	—	—	—	—	—	—	—	(5,751)	(5,751)
Effects of Business Combination
Recapitalization	(122,527,000)		(1)	13,736,932	2	10,566	—	68,140,188	6	—	47,438	—	47,445
Conversion of SAFE Agreements	—		—	2,066,666	—	—	—	—	—	—	20,667	—	20,667
Issuance of warrants to preferred shareholders	—		—	—	—	—	—	—	—	—	173	—	173
Transaction costs	—		—	—	—	—	—	—	—	—	(24,445)	—	(24,445)
Establishment of the earn-out liabilities	—		—	—	—	—	—	—	—	—	(99,659)	—	(99,659)
Establishment of redeemable noncontrolling interest	—		—	—	—	—	—	—	—	—	85,865	—	85,865
Activities subsequent to the Business Combination
Share-based compensation expense	—		—	—	—	—	—	—	—	—	2,647	—	2,647
Member distributions	—		—	64,328	—	—	—	268,824	—	—	3,168	(11,120)	(7,952)
Cumulative preferred dividends	—		—	—	—	—	—	—	—	—	(1,657)	—	(1,657)
Accretion of preferred stock discount											(22)	—	(22)
Repurchase of common stock	—		—	—	—	—	—	—	—	(12,825)	—	—	(12,825)
Class A common stock issued for warrants exercised	—		—	1,402,106	—	—	—	—	—	—	16,124	—	16,124
Class A common stock issued related to Private Placement (Note 9)	—		—	4,705,883	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	—		—	155,722	—	—	—	—	—	—	(314)	—	(314)
Class A common stock issued for Class B canceled	—		—	10,566	—	(10,566)	—	—	—	—	—	—	—
Partner capital	—		—	—	—	—	—	—	—	—	196	—	196
Recapitalization adjustment (Note 3)	—		—	—	—	—	—	—	—	—	(1,000)	—	(1,000)
Issuance of Class A Common Stock related to CEF (Notes 3)	—		—	95,785	—	—	—	—	—	—	834	—	834
Issuance of Class C common stock related to earn-out awards (Note 3)	—	0	—	—	—	—	—	2,500,000	1	—	19,375	—	19,376
Other	—		—	—	—	—	—	—	—	—	—	2	2
Subsequent remeasurement of redeemable noncontrolling interests	—		—	—	—	—	—	—	—	—	(84,480)	(297,754)	(382,234)
Net income attributable to the Company	—		—	—	—	—	—	—	—	—	—	53,812	53,812
Balance, September 30, 2023	—		$—	22,237,988	$2	—	$—	70,909,012	$7	$(12,825)	$—	$(333,398)	$(346,214)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (continued)
(In thousands except per share data)
(Unaudited)

Three Months Ended September 30, 2022
	Members Units		Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units	Amount
Balance, June 30, 2022	122,500,000	$1	$14,577	$(73,078)	$(58,500)
Share-based compensation expense	500	—	145	—	145
Net loss	—	—	—	(11,932)	(11,932)
Balance, September 30, 2022	122,500,500	$1	$14,722	$(85,010)	$(70,287)

Nine Months Ended September 30, 2022
	Members Units		Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units	Amount
Balance, December 31, 2021	122,500,000	$1	$14,337	$(66,182)	$(51,844)
Share-based compensation expense	500	—	385	—	385
Net loss	—	—	—	(18,828)	(18,828)
Balance, September 30, 2022	122,500,500	$1	$14,722	$(85,010)	$(70,287)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$10,426	$(18,828)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	944	783
Recoveries of bad debt expense	(836)	—
Loss on disposal of property and equipment	—	6
Share-based compensation expense	2,748	385
Change in fair value of SAFE Agreements	2,353	(181)
Change in fair value of earn-out liabilities	(61,066)	—
Change in fair value of warrant liabilities	(10,259)	—
Loss on issuance of securities	6,729	—
Other	25	6
Changes in operating assets and liabilities:
Trade accounts receivable, net	(314)	(10,320)
Contract assets	4,974	(12,655)
Prepaid expenses	(1,471)	(3,347)
Other assets, net	539	(103)
Accounts payable	6,995	3,945
Accounts payable – affiliated companies	618	1,726
Contract liabilities – current and long-term	(8,598)	8,034
Other liabilities	23,260	2,191
Net cash used in operating activities	(22,933)	(28,358)
Cash flows from investing activities:
Purchase of property and equipment	(27,668)	(12,150)
Net cash used in investing activities	(27,668)	(12,150)
Cash flows from financing activities:
Proceeds from Business Combination	8,055	—
Proceeds from issuance of Series A Preferred Stock	26,000	—
Transaction costs	(9,371)	—
Proceeds from borrowings	—	16,029
Repayment of loans	—	(108)
Proceeds from issuance of securities	20,000	—
Member distributions	(7,952)	—
Net costs of stock option exercises	(293)	—
Forward purchase agreement termination	12,730	—
Warrants exercised	16,124	—
Investment from non-controlling interests	196	—
SAFE Agreements	—	4,250
Net cash provided by financing activities	65,489	20,171
Net increase (decrease) in cash, cash equivalents and restricted cash	14,888	(20,337)
Cash, cash equivalents and restricted cash at beginning of the period	25,826	29,351
Cash, cash equivalents and restricted cash at end of the period	40,714	9,014
Less: restricted cash	62	62
Cash and cash equivalents at end of the period	$40,652	$8,952

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest, net	$1,423	$606
Cash paid for taxes	$36	$355
Accrued capital expenditures	$579	$1,441
Noncash financing activities:
Transaction costs	$15,074	$—
SAFE Agreements	$20,667	$—
Class A Common Stock related to CEF (Note 3)	$834	$—
Preferred dividends	$(1,657)	$—

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

IPAX Business Combination

On September 16, 2022, IPAX entered into a certain Business Combination Agreement (the “Business Combination Agreement”) by and between IPAX and Intuitive Machines, LLC, a Delaware limited liability company (formerly, a Texas limited liability company). On February 10, 2023, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination Proposal” of the final prospectus and definitive proxy statement of IPAX, dated January 24, 2023 and filed with the SEC on January 24, 2023, IPAX filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and certificate of corporate domestication with the Secretary of State of the State of Delaware, pursuant to which IPAX was domesticated and continues as a Delaware corporation, changing its name to “Intuitive Machines, Inc.”

On February 13, 2023 (the “Closing Date”), Intuitive Machines, Inc. and Intuitive Machines, LLC consummated the previously announced business combination (the “Business Combination”) and related transactions (the “Transactions”) contemplated by the Business Combination Agreement. As a result of the Transactions, all of the issued and outstanding common units of Intuitive Machines, LLC were converted into common stock of Intuitive Machines, Inc. using an exchange ratio of 0.5562 shares of Intuitive Machines, Inc. common stock per each unit of Intuitive Machines, LLC Common Unit. In addition, Intuitive Machines, LLC’s share-based compensation plan and related share-based compensation awards were exchanged or converted, as applicable, into common stock of Intuitive Machines, Inc.

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

In connection with the Business Combination, approximately $34.1 million of cash held in trust, net of redemptions by IPAX’s public shareholders, became available for use by the Company as well as proceeds received from the contemporaneous sale of preferred stock in connection with the closing of a PIPE investment. In addition, the Company entered into a common stock purchase agreement, dated September 16, 2022 (the “Cantor Purchase Agreement”) relating to an equity facility under which shares of newly issued Intuitive Machines Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) may be sold to CF Principal Investments LLC (“CFPI”), at the Company’s

discretion, up to the lesser of (i.) $50.0 million and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set for in the Cantor Purchase Agreement. Beginning on February 14, 2023, the Company’s Class A Common Stock and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) began trading on Nasdaq under the symbols “LUNR” and “LUNRW,” respectively.

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements of Intuitive Machines, LLC as of and for the years ended December 31, 2022 and 2021 contained in our Form 8-K/A dated March 30, 2023, filed with the SEC on March 31, 2023. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 52% and 65%, respectively, of the Company’s total revenue for the three and nine months ended September 30, 2023, and accounted for 99% and 81%, respectively, of the Company’s total revenue for the three and nine months ended September 30, 2022. The largest customer’s accounts receivable balance was nil as of September 30, 2023 and December 31, 2022. Four other customers accounted for 29%, 23%, 14%, and 13% of the accounts receivable balance as of September 30, 2023, and two customers accounted for 35% and 14% of the accounts receivable balance as of December 31, 2022.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. For the three and nine months ended September 30, 2023 the Company had one major supplier representing 4% and 23%, respectively, of goods and services purchased. This major supplier also accounted for 87% and 85% of goods and services purchased for the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the one major supplier represented 16% and 21%, respectively, of the accounts payable balance.
Liquidity and Capital Resources
The unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of September 30, 2023, the Company had cash and cash equivalents of $40.7 million and a working capital deficit of $52.0 million. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock including the execution of SAFE Agreements, and proceeds from the issuance of bank debt. As further described in Note 1 - Business Description, on February 13, 2023, the Company received approximately $34.1 million of gross proceeds to fund operations as a result of the Business Combination with IPAX. Additionally, in connection with the Business Combination, the Company entered into the Cantor Purchase Agreement, pursuant to which the Company may direct CFPI, at the Company’s discretion, to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. Subsequent to the closing of the Business Combination, the Company received $12.7 million in cash associated with the termination of a forward purchase agreement and $16.1 million in cash proceeds associated with warrant exercises.

On September 5, 2023, the Company consummated a securities purchase agreement pursuant to which the Company agreed to sell securities in a private placement which included the issuance by the Company of an aggregate of 4,705,883 shares of the Company’s Class A Common Stock for aggregate gross proceeds of approximately $20.0 million. See Note 9 - Mezzanine Equity and Equity for additional information on this securities purchase agreement.

Management believes that the cash and cash equivalents as of September 30, 2023 and the additional liquidity provided by the equity facility discussed above will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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
Transaction Costs

Business Combination

Transaction costs consists of direct legal, consulting, audit and other fees related to the consummation of the Business Combination and related transactions as described further in Note 3. These costs were initially capitalized as incurred and recorded as prepaid expenses in our condensed consolidated balance sheets and totaled $5.3 million as of December 31, 2022. Upon the completion of the Business Combination, transaction costs directly related to the issuance of shares were netted against the proceeds from the merger and recorded as an offset in additional paid-in capital upon consummation of the transactions. Total transaction costs charged to additional paid in capital were approximately $24.4 million during the nine months ended September 30, 2023. Approximately, $9.4 million in transaction costs were paid by Intuitive Machines, LLC during the nine months ended September 30, 2023. The remaining difference was paid by Intuitive Machines, LLC in 2022 or by IPAX prior to the closing of the Business Combination.

Securities Purchase Agreement

Transaction costs related to the consummation of the securities purchase agreement described further in Note 9, includes direct legal, broker, accounting and other fees. Transaction costs totaled approximately $1.4 million during the three and nine months ended September 30, 2023 charged to general and administrative expenses in our statement of operations.

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
Long-Lived Assets
Long-lived assets consist of property and equipment, net, and are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. Recoverability is measured by comparing the carrying value of a long-lived asset to the future undiscounted cash flows that the long-lived asset is expected to generate from use and eventual disposition. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. No impairment charges were recorded for the nine months ended September 30, 2023 and 2022.

Earn-Out Liabilities

Unvested earn out units of Intuitive Machines, LLC (“Earn Out Units”) are classified as liability transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event (as defined in Note 3) is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to shareholders’ equity (deficit) on the condensed consolidated balance sheet. As of the Closing Date, the Earn Out Units had a fair value of $99.7 million. As a result of the OMES III Contract award by the National Aeronautics and Space Administration (“NASA”) in May 2023, Triggering Event I (as defined below) under the earn out agreement vested resulting in the issuance of 2,500,000 shares of Intuitive Machines Class C common stock, par value $0.0001 per share (the “Class C Common Stock”) with a fair value of approximately $19.4 million to the applicable Intuitive Machines, LLC Members resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. As of September 30, 2023, the remaining Earn Out Units had a fair value of $19.2 million, with the changes in the fair value between the Closing Date and September 30, 2023 of $61.1 million recognized as change in fair value of the earn-out liability under other income (expense) within the condensed consolidated statements of operations.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms pursuant to the guidance of ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Liability classified warrants are valued using a Black-Scholes-Merton model at issuance and for each reporting period when applicable.

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
Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of Intuitive Machines, LLC that Intuitive Machines, Inc. controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 68,150,754 common units issued by Intuitive Machines, LLC to the prior investors. As of the Close of the Business Combination, Intuitive Machines, Inc. held an 18.8% interest in Intuitive Machines, LLC, with the remaining 81.2% interest held by Intuitive Machines, LLC’s prior investors. As of September 30, 2023, Intuitive Machines, Inc. held an 22.8% interest in Intuitive Machines, LLC with the remaining 77.2% interest held by the prior investors. The prior investors’ interests in Intuitive Machines, LLC represents a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Intuitive Machines Class B common stock, par value $0.0001 per share (the “Class B Common Stock”) or Class C Common Stock in Intuitive Machines) for either shares of Class A Common Stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of Intuitive Machines, LLC Common Units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the Board’s approval. As of September 30, 2023, the prior investors of Intuitive Machines, LLC hold the majority of the voting rights on the Board.

As the redeemable noncontrolling interests are redeemable upon the occurrence of an event that is not solely within the Company’s control, we classify our redeemable noncontrolling interests as temporary equity. The redeemable noncontrolling interests were initially measured at the Intuitive Machines, LLC prior investors’ share in the net assets of the Company upon consummation of the Business Combination. Subsequent remeasurements of the Company’s redeemable noncontrolling interests are recorded as a deemed dividend each reporting period, which reduces retained earnings, if any, or additional paid-in capital of Intuitive Machines. Remeasurements of the Company’s redeemable noncontrolling interests are based on the fair value of our Class A Common Stock.

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

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a Tax Receivable Agreement (the “TRA”) with Intuitive Machines, LLC and certain Intuitive Machines, LLC members (the “TRA Holders”). Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. realizes, or is deemed to realize, as a result of certain tax attributes, including (A) existing tax basis of certain assets of Intuitive Machines, LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by Intuitive Machines, Inc., (C) certain tax benefits realized by Intuitive Machines, Inc. as a result of the Business Combination, and (D) tax deduction in respect of portions of certain payments made under the TRA. All such payments to the TRA Holders are the obligations of Intuitive Machines, Inc., and not that of Intuitive Machines, LLC. As of September 30, 2023, there have been no exchanges of Intuitive Machines, LLC units for Class A Common Stock of Intuitive Machines, Inc. and, accordingly, no TRA liabilities currently exist.

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

Other Current Liabilities
As of September 30, 2023 and December 31, 2022, other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Financing obligation, current (see Note 6 - Leases)	$—	$9,117
Payroll accruals	6,159	2,117
Income tax payable	265	—
Professional fees accruals	971	3,677
Other accrued liabilities	6,867	267
Other current liabilities	$14,262	$15,178

NOTE 3 - BUSINESS COMBINATION AND RELATED TRANSACTIONS

On February 13, 2023 as contemplated by the Business Combination Agreement, Intuitive Machines, Inc. and Intuitive Machines, LLC consummated the Business Combination, whereby: (i) Intuitive Machines, LLC appointed Intuitive Machines, Inc. as its managing member; (ii) Intuitive Machines, Inc. issued to certain existing members of Intuitive Machines, LLC, 10,566 shares of Intuitive Machines Class B Common Stock having one vote per share and no economic rights, or 68,140,188 shares of Class C Common Stock having three votes per share and no economic rights, in each case, in exchange for payment from such Intuitive Machines, LLC members of a per-share price equal to the par value per share of such stock, and equal to the number of Intuitive Machines, LLC Common Units held by such person as of and on the Closing Date; (iii) Intuitive Machines, Inc. contributed to Intuitive Machines, LLC an amount in cash of $8.1 million, net of transaction costs, in exchange for certain units in Intuitive Machines, LLC; and (iv) the Transactions were consummated as further described below.

Intuitive Machines, LLC Conversion and Recapitalization

In connection with the Business Combination, Intuitive Machines, LLC changed its jurisdiction of organization from Texas to Delaware. Immediately prior to the closing of the Business Combination, Intuitive Machines, LLC effectuated the recapitalization whereby all outstanding equity securities of Intuitive Machines, LLC were converted into Common Units of Intuitive Machines, LLC (“Intuitive Machines, LLC Common Units”), options to purchase Intuitive Machines, LLC common units (“Intuitive Machines, LLC options”) and unvested Earn Out Units of Intuitive Machines, LLC.

Consideration and Structure

As a result of the Up-C structure, the Business Combination consideration received by Intuitive Machines, LLC members consisted of securities of both Intuitive Machines, LLC having economic rights but not voting rights and Intuitive Machines, Inc. having voting rights but not economic rights equal to a value of approximately $700.0 million. In particular, the Business Combination consideration received by the Intuitive Machines, LLC members comprised of an aggregate of (a) (i) 68,155,203 Intuitive Machines, LLC Common Units, (ii) 1,874,719 Intuitive Machines, LLC Options and (iii) 10,000,000 Earn Out Units and (b) (i) 15,015 shares of Class B Common Stock (excluding 1,873,307 shares of Class B Common Stock reserved for issuance upon exercise of Intuitive Machines, LLC Options) and (ii) 68,140,188 shares of Class C Common Stock (excluding 10,000,000 shares of Class C Common Stock reserved for issuance upon vesting of the Earn Out Units).

The 10,000,000 Earn Out Units received by the applicable Intuitive Machines, LLC Members are subject to vesting and will be earned, released and delivered upon satisfaction of the following milestones (each, a “Triggering Event”): (i) 2,500,000 Earn Out Units will vest if, during the Earn Out Period (as defined below), Intuitive Machines is awarded the OMES III Contract by NASA (“Triggering Event I”), (ii) 5,000,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I occurs and the volume weighted average closing sale price of the Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-A”), (iii) 7,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I has not occurred and the volume weighted average closing sale price of the Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-B”), and (iv) 2,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event III occurs the volume weighted average closing sale price of the Class A Common Stock equals or exceeds $17.50 per share (“Triggering Event III”), provided, that Triggering Event II-A and Triggering Event II-B may not both be achieved. “Earn Out Period” means (i) with respect to Triggering Event I, the time period beginning on September 16, 2022 and ending at 11:59 pm ET on December 31, 2023, and (ii) with respect to Triggering Event II-A, Triggering Event II-B and Triggering Event III, the time period beginning on the date that is 150 days following the Closing Date and ending on the date that is the five (5) year anniversary of the Closing Date. If a Change of Control (as defined in the Business Combination Agreement) occurs during the Earn Out Period that results in the holders of the Class A Common Stock receiving a per share price greater than or equal to $15.00 or $17.50, respectively, then immediately prior to the consummation of such Change of Control, to the extent not previously triggered, then Triggering Event II-A or Triggering Event II-B will be deemed to have occurred, as applicable, and the applicable Earn Out Units shall vest.

Upon the vesting of any Earn Out Units, each of the applicable Intuitive Machines, LLC Members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. See Note 2 for further discussion of Triggering Event I which vested upon the OMES III award by NASA in May 2023.

After the expiration of the applicable lock-up period on August 14, 2023, holders of certain Intuitive Machines, LLC Common Units will be permitted to exchange such Intuitive Machines, LLC Common Units (along with the cancellation of the paired share of Class B Common Stock or share of Class C Common Stock) for shares of Class A Common Stock on a one-for-one basis pursuant to the second amended and restated limited liability company agreement of Intuitive Machines, LLC (the “Second A&R Operating Agreement”) (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or, at the election of Intuitive Machines, Inc. (determined by a majority of the directors of Intuitive Machines, Inc. who are disinterested with respect to such determination), cash from a substantially concurrent public offering or private sale in an amount equal to the net amount, on a per share basis, of cash received as a result of such public offering or private sale.

The Series A Investment

On September 16, 2022, concurrently with the execution of the Business Combination Agreement, Intuitive Machines, Inc. entered into the Series A Purchase Agreement with Kingstown 1740 Fund, LP (an existing security holder of Intuitive Machines, Inc. and an affiliate of IPAX’s sponsor, Inflection Point Holdings LLC (the “Sponsor”) and Ghaffarian Enterprises, LLC (an affiliate of Kamal Ghaffarian, an Intuitive Machines, LLC founder) (collectively, the “Series A Investors”), pursuant to which, and on the terms and subject to the conditions of which, Intuitive Machines, Inc. agreed to issue and sell to the Series A Investors (i) an aggregate of 26,000 shares of 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) which will be convertible into shares of Class A Common Stock in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Cumulative Convertible Preferred Stock (the “Certificate of Designation”) and (ii) warrants to purchase 541,667 shares of Class A Common Stock at an initial exercise price of $15.00 per share, subject to adjustment (the “Preferred Investor Warrants”).

In conjunction with the closing of the Business Combination, the Company received proceeds of $26.0 million and issued 26,000 shares of Series A Preferred Stock and 541,667 Preferred Investor Warrants. The Series A Preferred Stock and Preferred Investor Warrants each represent freestanding financial instruments. The Series A Preferred Stock is not a mandatorily redeemable financial instrument and is redeemable at the option of the Series A Investors. The Series A Preferred Stock was recorded as Series A preferred stock subject to possible redemption and classified as temporary equity pursuant to ASC 480-10-S99. The Preferred Investor Warrants were classified as equity. The $26.0 million in proceeds received were allocated to the Series A Preferred Stock and Preferred Investor Warrants based on the relative fair value of the instruments at closing.

Tax Receivable Agreement

Intuitive Machines, Inc. entered into the TRA with Intuitive Machines, LLC and the TRA Holders at closing of the Business Combination. Pursuant to the TRA, Intuitive Machines, Inc. will generally be required to pay the TRA Holders 85% of the amount of the cash tax savings, if any, in U.S. federal, state, and local taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. (and applicable consolidated, unitary, or combined subsidiaries thereof, if any realizes, or is deemed to realize, as a result of certain tax attributes (the “Tax Attributes”), including:

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

Under the terms of the TRA, Intuitive Machines, Inc. will make payments to the TRA Holders in respect of 85% of the cash tax savings resulting from the net tax benefit of certain Tax Attributes. However, until a TRA Holder exchanges at least 5% of its Intuitive Machines, LLC Common Units, Intuitive Machines, Inc. will hold such payments applicable to existing basis until the TRA Holder satisfies such threshold exchange. As of September 30, 2023, no TRA Holder had exchanged at least 5% of its Intuitive Machines, LLC Common Units. Future exchanges will result in incremental tax attributes and potential cash tax savings for Intuitive Machines, Inc. Depending on Intuitive Machines’ assessment on realizability of such Tax Attributes, the arising TRA liability will be recorded through income.

Equity Facility

On September 16, 2022, the Company entered into the Cantor Purchase Agreement with CFPI relating to an equity facility under which shares of newly issued Class A Common Stock may be sold to CFPI by Intuitive Machines, Inc. Pursuant to the terms of the Cantor Purchase Agreement, Intuitive Machines, Inc. will have the right, but not the obligation, from time to time at its sole discretion, until the first day of the month following the 18-month period from and after the Commencement (as defined in the Cantor Purchase Agreement), to direct CFPI to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the Exchange Cap, by delivering written notice to CFPI prior to the commencement of trading on any trading day, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, the Company agreed to issue 100,000 shares of Class A Common Stock to CFPI. The Company entered into a registration rights agreement with CFPI, pursuant to which it agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Class A Common Stock that are sold to CFPI under the equity facility and the Commitment Shares. During the second quarter of 2023, we recorded a recapitalization adjustment to increase other current liabilities and decrease to paid-in capital for $1.0 million to recognize the Commitment Share liability within our condensed consolidated balance sheets which was not previously recognized in the balance sheet of IPAX prior to the closing of the Business Combination.

In June 2023, the Company issued 95,785 Commitment Shares to CFPI. Under the terms of the Cantor Purchase Agreement, to the extent after the resale of the Commitment Shares by CFPI is less than $1.0 million, the Company will pay CFPI the difference between $1.0 million and the net proceeds of the resale of the Commitment Shares received by CFPI in cash. As of September 30, 2023, none of the Commitment Shares have been sold by CFPI and the Company has recorded a liability of approximately $650 thousand, reflected in other current liabilities in our condensed consolidated balance sheets as of September 30, 2023, representing the difference between $1.0 million and the fair value of the Commitment Shares.

As of September 30, 2023, no shares of Class A Common Stock have been sold to CFPI under the Cantor Purchase Agreement.
Forward Purchase Agreements

Prior to the closing of Business Combination, the Company entered into forward purchase agreements with two separate counterparties pursuant to which each counterparty agreed to purchase 1,250,000 shares of Class A Common Stock from shareholders who had previously tendered such shares for redemption but agreed to reverse their redemption and sell such shares to the counterparties at the redemption price of approximately $10.19 per share. The Company prepaid approximately $25.5 million to the counterparties at the closing of the Business Combination to secure its purchase obligation to repurchase the 2,500,000 shares of Class A Common Stock at the redemption price per share on the option expiration date that was one month after closing of the Business Combination. The forward purchase agreements were accounted for as a prepaid asset and marked to fair value through earnings each period until the agreements were terminated or expired. The Company paid transaction fees to the counterparties totaling $750 thousand which was recorded as general and administrative expense during the first quarter of 2023.

On February 23, 2023, one of the counterparties exercised their right to optional early termination of the forward purchase agreement for 1,250,000 shares of Class A Common Stock and returned approximately $12.7 million in cash to the Company resulting in an immaterial net loss on termination during the first quarter of 2023. On March 8, 2023, the remaining forward purchase agreement expired resulting in the Company’s repurchase of 1,250,000 shares of Class A Common Stock resulting in a net gain on settlement of the agreement of approximately $93 thousand recorded in other income (expense) during the first quarter of 2023. The repurchased shares of Class A Common Stock were recorded as treasury stock upon expiration of the forward purchase agreement in the amount of $12.8 million based on a stock price of $10.26 per share on the date of repurchase.

NOTE 4 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue by Contract Type
Fixed price	$10,259	81%	$9,250	90%	$42,803	87%	$43,802	91%
Time and materials	2,472	19%	1,021	10%	6,157	13%	4,157	9%
Total	$12,731	100%	$10,271	100%	$48,960	100%	$47,959	100%
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
The following table presents contract assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Contract Assets
Deferred contract costs	$549	$6,633
Unbilled receivables	1,456	346
Total	$2,005	$6,979

Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $7.1 million and $25.1 million, respectively, for the three and nine months ended September 30, 2023 and $11.3 million and $33.2 million, respectively, for the three and nine months ended September 30, 2022.
The following table presents contract liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Contract liabilities – current
Deferred revenue	$28,281	$39,831
Contract loss provision	12,617	10,120
Accrued launch costs	8,781	6,705
Total contract liabilities – current	49,679	56,656
Contract liabilities – long-term
Contract loss provision	566	2,188
Total contract liabilities – long-term	566	2,188
Total contract liabilities	$50,245	$58,844
Revenue recognized from amounts included in contract liabilities at the beginning of the period was $33.4 million and $24.6 million during the nine months ended September 30, 2023 and 2022, respectively.
Loss Contracts
Contract losses are a result of constraining variable consideration and estimated contract costs exceeding current contract price. The Company experiences favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of $15.6 million and $29.2 million, respectively, for the three and nine months ended September 30, 2023, and $4.5 million and $6.9 million, respectively, for the three and nine months ended September 30, 2022.
As of September 30, 2023, the status of these loss contracts was as follows:
•The first contract, for lunar payload services, became a loss contract in 2019 due to the constraint of variable consideration. Variable consideration has been constrained to $0 from a total potential amount of $8.1 million. For the nine months ended September 30, 2023, and 2022, changes in estimated contract costs resulted in an additional $9.4 million and $9.3 million contract loss, respectively. As of September 30, 2023, and 2022, this contract was approximately 98% complete and 92% complete, respectively. The contract is anticipated to be 100% complete as of February 29, 2024. As of September 30, 2023 and December 31, 2022, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $0.4 million and $0.4 million, respectively.
•The second contract, for lunar payload services, became a loss contract in 2021 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $7.8 million. For the nine months ended September 30, 2023 and 2022, changes in estimated contract costs resulted in an additional $5.9 million and a reduction of $(6.4) million in contract loss, respectively. As of September 30, 2023, and 2022, this contract was approximately 55% complete and 25% complete, respectively. The period of performance for this contract currently runs through June 2024 although we anticipate that the launch and post-launch services will occur after that date. As of September 30, 2023 and December 31, 2022, the contract loss provision recorded in contract liabilities, current was $8.7 million and $7.7 million, respectively, and $0.6 million and $2.2 million, respectively, in contract liabilities, non-current in our condensed consolidated balance sheets.
•The third contract, for lunar payload services, became a loss contract in 2022 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $8.4 million. For the nine months ended September 30, 2023 and 2022, changes in estimated contract costs resulted in an additional $12.3 million and $3.5 million contract loss, respectively. As of September 30, 2023 this contract was approximately 82% complete. This contract is anticipated to be 100% complete as of June 30, 2024. As of September 30, 2023 and December 31, 2022, the

contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $3.3 million and $1.9 million, respectively.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $69.1 million. The Company expects to recognize revenue on approximately 25-30% of the remaining performance obligations over the next 3 months, 65-70% in 2024 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of September 30, 2023.
For time and materials contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials agreements.

NOTE 5 - PROPERTY AND EQUIPMENT, NET
As of September 30, 2023 and December 31, 2022, property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$1,544	$1,544
Vehicles and trailers	129	129
Computers and software	2,210	1,673
Furniture and fixtures	835	794
Machinery and equipment	2,412	2,211
Construction in progress	14,234	17,747
Property and equipment, gross	21,364	24,098
Less: accumulated depreciation and amortization	(3,861)	(2,922)
Property and equipment, net	$17,503	$21,176
Total depreciation expense related to property and equipment for the three and nine months ended September 30, 2023 was $329 thousand and $944 thousand, respectively, and $276 thousand and $783 thousand for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the Company pledged property and equipment with net book value of approximately $16.7 million and $20.3 million, respectively, as security for its Credit Mobilization Facility (as defined below) with Live Oak Banking Company.
As of September 30, 2023, construction in progress includes construction costs of $12.1 million associated with the fabrication of a commercial communications satellite. The Company capitalized interest in connection with construction in progress of $279 thousand and $658 thousand for the three and nine months ended September 30, 2023, respectively, and $62 thousand and $130 thousand for the three and nine months ended September 30, 2022, respectively.

NOTE 6 - LEASES
The Company leases real estate for office space and for administrative, research, marketing and light manufacturing operations of the lessee’s aerospace related research and development business under operating leases. There are no finance leases.
The Company has eight real estate leases with lease terms ranging from 3 months to 250 months, some of which contain options to extend and some of which contain options to terminate the lease without cause at the option of lessee.
The Company’s real estate leasing agreements include terms requiring the Company to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities which the Company accounts for as variable lease costs when incurred since the Company has elected to not separate lease and non-lease components, and hence are not included in the measurement of lease liability. For the three and nine months ended September 30, 2023 and 2022, there were no significant variable lease costs. There are no restrictions or covenants imposed by any of the leases, and none of the Company’s leases contain material residual value guarantees.

In September 2021, we signed a ground lease agreement for the development of a lunar operations center that will serve as a production and testing facility of lunar lander components and other aerospace related operations. The facility is near completion, and the lessor will reimburse up to $40.0 million for certain costs incurred by us for design, construction, and development. Management concluded that it was deemed the owner, for accounting purposes only, of the facility under build-to-suit lease accounting due to its involvement in the construction activities of the facility. Accordingly, we are accounting for the construction of the facility as a financing arrangement. As of December 31, 2022, we had capitalized $10.3 million of construction in progress and a corresponding financing obligation of $9.1 million. Upon completion of the construction, the lease agreement will have an initial term of 20 years with four optional renewal periods of 5 years each.

During the fourth quarter of 2022, construction was completed for the Small Engine Verification facility (the “SEV” facility) portion of the lunar operations center, and we took possession of the SEV facility. Upon commencement of the SEV facility portion of the lease, management determined that it qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the SEV facility, as the fair value upon completion was determined to be equal to the carrying value. As of September 30, 2023, the Company recorded right-of-use assets of $2.9 million and corresponding lease liabilities of approximately $3.2 million. As of December 31, 2022, the Company recorded right-of-use assets and corresponding lease liabilities of approximately $3.1 million.

During the third quarter of 2023, the remaining construction for the lunar operations center was near completion and we took possession of the entire facility. Upon commencement of the lease, we determined that the lunar operations center qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the lunar operations center, as the fair value upon commencement was determined to be equal to the carrying value. As of the lease commencement date, we derecognized approximately $30.4 million of construction in progress and the corresponding financing obligation of $30.4 million associated with capitalized construction costs of the lunar operations center and related reimbursements received from the lessor. We recognized operating lease right-of-use assets of $32.3 million and operating lease liabilities of $26.7 million as of the lease commencement date, which includes $5.6 million of reimbursable costs to be received from the lessor. In addition, we have approximately $10.1 million of contractual obligations to complete construction of the asset, of which $5.6 million is expected to be reimbursed by the lessor recorded as other current liabilities and $4.5 million to be funded from available cash recorded as current operating lease liabilities.

The components of total lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$234	$184	$690	$456
Short-term lease cost	—	—	145	—
Total lease cost	$234	$184	$835	$456
The components of supplemental cash flow information related to operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$634	$574
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,285	$—
Weighted average remaining lease term - operating leases (months)	229	46
Weighted average discount rate - operating leases	6.1%	5.9%
The operating lease ROU assets, current operating lease liabilities and non-current operating lease liabilities are disclosed in our condensed consolidated balance sheets.

The table below includes the estimated future undiscounted cash flows for operating leases as of September 30, 2023 (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$547
2024	1,993
2025	1,867
2026	1,829
2027	1,366
Thereafter	58,151
Total undiscounted lease payments	$65,753
Less: imputed interest	32,598
Present value of lease liabilities	$33,155
Plus: construction costs to be funded by the Company	4,494
Less: reimbursable construction costs from the lessor	(5,618)
Total operating lease liabilities	$32,031
NOTE 7 - DEBT
The following table summarizes our outstanding debt (in thousands):

	September 30, 2023	December 31, 2022
Credit Mobilization Facility	$20,000	$20,000
Less: deferred financing costs	(18)	(39)
Less: current maturities	(19,982)	(16,098)
Long-term debt, net of current maturities	$—	$3,863
As of September 30, 2023 and December 31, 2022, the weighted-average interest rate on short-term borrowings outstanding was 10.10% and 6.55%, respectively.
Live Oak Credit Mobilization Facility
On December 12, 2019, we entered into a loan agreement with Live Oak Banking Company (the “Credit Mobilization Facility”) which provided a $12.0 million Credit Mobilization Facility with a due date of December 12, 2022 and a $1.0 million line of credit with a due date of December 12, 2020. Both the Credit Mobilization Facility and line of credit bear interest (payable monthly) at a rate per annum equal to 6%. The Credit Mobilization Facility and line of credit are secured by substantially all of the assets of the Company. On December 8, 2020 the Company entered into a Loan Modification Agreement with Live Oak Banking Company (“Live Oak”) which amended the terms of the line of credit, including decreasing the maximum principal from $1.0 million to $400 thousand, extending the maturity date from December 12, 2020 to December 10, 2021, and changing the interest rate from 6.0% to a variable interest rate at the prime rate, as published in the Wall Street Journal newspaper, plus 2.0%. On April 30, 2021, we entered into a commitment with Live Oak Banking Company which provided a $12.0 million contract mobilization credit facility with a loan maturity of November 15, 2022, which superseded the existing contract mobilization credit facility. On December 10, 2021, the line of credit expired. The Company had no balance outstanding at that time and did not renew the line of credit.

On July 14, 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak which provided an $8.0 million mobilization credit facility with a loan maturity of July 14, 2024 and extended the maturity date of our existing $12.0 million mobilization credit facility to November 14, 2023. The $8.0 million mobilization credit facility requires early payment of principal upon the completion of certain mission milestones. If the milestones are completed, principal payments of $4.1 million and $3.9 million would be due prior to loan maturity in 2023 and 2024, respectively. The $12.0 million mobilization credit facility requires principal payments of $8.0 million on August 15, 2023 and $4.0 million on November 14, 2023. The mobilization credit facilities bear interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0%. The mobilization credit facilities require the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company. There was $20.0 million outstanding under the credit mobilization facilities as of September 30, 2023 and December 31, 2022.

During the third quarter of 2023, we considered options to modify the terms of the Second Amended and Restated Loan Agreement with Live Oak. We received confirmation from Live Oak to defer the $8.0 million principal payment due on August 15, 2023 under the $12.0 million mobilization credit facility pending the outcome of the loan modification. On October 31, 2023, management decided to no longer pursue loan modification and promptly paid the deferred $8.0 million principal payment. On November 3, 2023, we received a letter of good standing from Live Oak stating the Company was current on all payments due and was in full compliance with the terms and conditions of the $8.0 million and $12.0 million mobilization credit facilities under the Second Amended and Restated Loan Agreement.
NOTE 8 - INCOME TAXES

The Company is a corporation and thus is subject to United States (“U.S.”) federal, state and local income taxes. Intuitive Machines, LLC is a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax on its taxable income. Instead, the Intuitive Machines, LLC unitholders, including the Company, are liable for U.S. federal income tax on their respective shares of Intuitive Machines, LLC’s taxable income. Intuitive Machines, LLC is liable for income taxes in those states which tax entities classified as partnerships for U.S. federal income tax purposes.

For the three and nine months ended September 30, 2023, we recognized a combined U.S. federal and state expense for income taxes of $605 thousand and $292 thousand, respectively. For the three and nine months ended September 30, 2022, we recognized a combined U.S. federal and state benefit for income taxes of $380 thousand and $25 thousand, respectively. The effective combined U.S. federal and state income tax rates were 3.9% and 2.7% for the three and nine months ended September 30, 2023, respectively, and 3.1% and 0.1% for the three and nine months ended September 30, 2022. For three and nine months ended September 30, 2023, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three and nine months ended September 30, 2022, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

The Company filed Form 3115, Application for Change in Accounting Method, with the Internal Revenue Service (“IRS”) to request permission to change from its impermissible method of accounting to a permissible method of accounting for the launch costs. The requested change is nonautomatic and as such requires advance consent from the IRS. As of September 30, 2022, the Company has not received affirmative written consent from the IRS.

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into the TRA with Intuitive Machines, LLC and the TRA Holders. Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. realizes, or is deemed to realize, as a result of certain Tax Attributes, including (A) existing tax basis of certain assets of Intuitive Machines, LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by Intuitive Machines, Inc. (C) certain tax benefits realized by Intuitive Machines, Inc. as a result of the Business Combination, and (D) tax deduction in respect of portions of certain payments made under the TRA. All such payments to the TRA Holders are the obligations of the Intuitive Machines, Inc. and not that of Intuitive Machines, LLC. As of September 30, 2023, there have been no exchanges of Intuitive Machines, LLC units for Class A Common Stock and, accordingly, no deferred tax assets subject to the TRA or TRA liabilities currently exist.
NOTE 9 - MEZZANINE EQUITY AND EQUITY

Business Combination

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

Private Placement

On September 5, 2023, the Company consummated a securities purchase agreement (the “Purchase Agreement”) with Armistice Capital Master Fund Ltd (the “Purchaser”) pursuant to which the Company agreed to sell securities to the Purchaser in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of (i) an aggregate of 4,705,883 shares of the Company’s Class A Common Stock and (ii) an accompanying (a) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Series A Warrant”) at an exercise price of $4.75 per share and (b) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Series B Warrant”) at an exercise price of $4.75 per share, for aggregate gross proceeds of $20.0 million, before deducting related transaction costs of $1.4 million. The Series A Warrant and the Series B Warrant are immediately exercisable and will expire on March 5, 2029 and March 5, 2025, respectively. See Note 10 for additional information on these warrants.

On August 30, 2023, in connection with the entry into the Purchase Agreement, the Company and certain directors, officers and 5% stockholders of the Company entered into lock-up agreements. Pursuant to the applicable lock-up agreement, Michael Blitzer, a member of the board of directors of the Company, agreed not to transfer shares of Class A Common Stock or any securities convertible, exchangeable or exercisable into shares of Class A Common Stock held of record as of August 30, 2023 or acquired of record thereafter from August 30, 2023 until (i) with respect to 50% of such securities, 30 days after the date that the registration statement relating to the securities that were issued and sold in the Private Placement (the “Resale Registration Statement”) has been declared effective by the SEC and (ii) with respect to the remaining 50% of such securities, until 60 days after the effective date of the Resale Registration Statement, subject, in each case, to limited exceptions. The lock-up parties other than Mr. Blitzer agreed not to transfer shares of Class A Common Stock or any securities convertible, exchangeable or exercisable into shares of Class A Common Stock beneficially owned as of August 30, 2023 or with respect to which beneficial ownership is acquired thereafter from August 30, 2023 until 60 days after the effective date of the Resale Registration Statement, subject, in each case, to limited exceptions. The Resale Registration Statement was declared effective on September 29, 2023.

The table below reflects share information about the Company’s capital stock as of September 30, 2023.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	22,237,988	(1,250,000)	20,987,988
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	70,909,012	—	70,909,012
Series A Preferred Stock	$0.0001	25,000,000	26,000	—	26,000
Total shares		725,000,000	93,173,000	(1,250,000)	91,923,000

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

Class B and C Common Stock Conversions to Class A Common Stock

After the expiration of the applicable lock-up period on August 14, 2023, holders of certain Intuitive Machines, LLC Common Units will be permitted to exchange their Intuitive Machines, LLC Common Units (along with the cancellation of the paired share of Class B Common Stock or share of Class C Common Stock) for shares of Class A Common Stock on a one-for-one basis (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or at the Company’s election (determined by a majority of our directors who are disinterested with respect to such determination), cash from a substantially concurrent public offering or private sale in an amount equal to the net amount, on a per share basis, of cash received as a result of such public offering or private sale.

During the third quarter of 2023, all of the previously issued shares of Class B Common Stock (and paired Intuitive Machines, LLC Common Units) were exchanged for shares of Class A Common Stock on a one-for-one basis. The Intuitive Machines, LLC Common Units and shares of Class B Common Stock were subsequently cancelled.
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

Each share of Series A Preferred Stock will be convertible at the holder's option into shares of Class A Common Stock at an initial conversion ratio determined by dividing the Accrued Value (as defined in the Certificate of Designation) of such shares of Series A Preferred Stock by the conversion price of $12.00 per share subject to adjustment in accordance with the terms of the Certificate of Designation. As result of the Private Placement discussed above and in accordance with the terms of the Certificate of Designation, the Series A Preferred Stock conversion price was reduced to $5.10 per share.

The Series A Preferred Stock shall be redeemable at the option of the holder commencing any time after the 5th year anniversary of the Closing Date at a price equal to the 100% of the sum of (i) original purchase price plus (ii) all accrued/declared but unpaid dividends.

The Series A Preferred Stock shall be redeemable at the Company’s option commencing any time (A) after the 3rd year anniversary of the Closing Date at a price equal to the 115% of the Accrued Value, (B) after the 4th anniversary of the Closing Date at a price equal to the 110% of the Accrued Value and (C) after the 5th anniversary of the Closing Date at a price equal to the 100% of the Accrued Value.

Redeemable Noncontrolling Interests

As of September 30, 2023, the prior investors of Intuitive Machines, LLC owns 77.2% of the common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board, which as of September 30, 2023, is controlled by the prior investors. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.

The financial results of Intuitive Machines, LLC and its subsidiaries are consolidated with Intuitive Machines, Inc. with the redeemable noncontrolling interests' share of our net loss separately allocated.
NOTE 10 - WARRANTS AND SAFE AGREEMENTS

Public and Private Warrants

In conjunction with the closing of the Business Combination, on February 13, 2023, the Company assumed a total of 23,332,500 warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $11.50 per share, subject to adjustment. Of the warrants, 16,487,500 Public Warrants were originally issued in the IPAX initial public offering (the “IPO”) and 6,845,000 private warrants (the “Private Warrants”) were originally issued in a private placement in connection with the IPO. The Company evaluated the terms of the warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified in shareholders’ equity upon issuance. The warrants became exercisable 30 days after the closing of the Business Combination, and will expire five years after the closing of the Business Combination.

The Private Warrants are identical to the Public Warrants except that the Private Warrants may not, subject to certain limited exceptions, be transferred assigned or sold by the holders until 30 days after the closing of the Business Combination. The Public Warrants and Private Warrants do not entitle the holder to any voting rights, dividends or other rights as a shareholder of the Company prior to exercise.

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

During the nine months ended September 30, 2023, Public Warrants of 1,402,106 were exercised resulting in the issuance of an equal number of shares of Class A Common Stock. No Public Warrants were exercised during the three months ended September 30, 2023. The Company has received cash proceeds of approximately $16.1 million as of September 30, 2023.

Series A Preferred Warrants

In conjunction with the issuance of Series A Preferred Stock at closing of the Business Combination, the Company issued 541,667 Preferred Investor Warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $15.00, subject to adjustment. The Company evaluated the terms of the Preferred Investor Warrants and determined they meet the criteria to be classified in shareholders’ upon issuance.

The Preferred Investor Warrants were immediately exercisable upon issuance and expire five years from the closing of the Business Combination. The Preferred Investor Warrants include customary cash and cashless exercise provisions and may be exercised on a cashless basis if, at any time after the six month anniversary of the Closing Date, there is not an effective registration statement with respect to the Class A Common Stock. The Preferred Investor Warrants have the same terms and conditions as the Public Warrants. The Preferred Investor Warrants do not entitle the holder to any voting rights, dividends or other rights as a shareholder of the Company prior to exercise.

As result of the Private Placement discussed in Note 9 and in accordance with the terms of the Certificate of Designation, the Series A Preferred Warrants exercise price was reduced to $11.50 per share and the aggregate number of shares of Class A Common Stock issuable upon exercise of the Series A Preferred Warrants was proportionally increased to 706,522.

As of September 30, 2023, there have been no exercises of the Preferred Investor Warrants.

The Series A Warrant and the Series B Warrant (collectively, the “Warrants”)

In connection with the issuance of Class A Common stock at the closing of the Private Placement as discussed in Note 9, the Company issued (i) the Series A Warrant, which is exercisable for up to 4,705,883 shares of the Company’s Class A Common Stock at an exercise price of $4.75 per share and (ii) the Series B Warrant, which is exercisable for up to 4,705,883 shares of Class A Common Stock at an exercise price of $4.75 per share, in each case, subject to adjustment. The Series A Warrant and Series B Warrant are immediately exercisable and will expire on March 5, 2029 and March 5, 2025, respectively. The Company evaluated the terms of the Warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value with changes in fair value recognized in earnings in other income (expense) on the condensed consolidated statement of operations.

The Series A Warrant and Series B Warrant had an initial fair value of $17.5 million and $9.3 million, respectively. The gross aggregate proceeds of $20.0 million from the Private Placement were allocated to the Series A Warrant and Series B Warrant resulting in a loss on the transaction of approximately $6.7 million recognized as loss on issuance of securities in our condensed consolidated statement of operations. As of September 30, 2023, the fair value of the Series A Warrant and Series B Warrant decreased to approximately $12.2 million and $4.3 million, respectively, resulting in a gain of approximately $10.3 million recognized as change in fair value of warrant liabilities in our condensed consolidated statement of operations.

Each of the Warrants includes the right of the holder to exercise such warrant on a cashless basis at any time on or after March 5, 2024 if and to the extent that the shares of Class A Common Stock underlying such warrant are not registered. The Warrants do not entitle the holder to any voting rights, dividends or other rights as a shareholder of the Company prior to exercise.

As of September 30, 2023, there have been no exercises of the Warrants.

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

As a result of closing of the Business Combination, the SAFE Agreements were converted into 2,066,667 shares of Class A Common Stock. At the Closing Date, the fair value of the SAFE Agreements was estimated at $20.7 million resulting in a change in fair value of SAFE Agreements of approximately $2.4 million recorded in the condensed consolidated statements of operations for the nine months ended September 30, 2023.

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

As a result of the Business Combination discussed in Note 3 - Business Combination and Related Transactions and per the terms of the Second Amended and Restated Intuitive Machines, LLC Operating Agreement, the unexpired and unexercised outstanding Incentive Unit Options at the closing of the Business Combination, whether vested or unvested, were proportionately adjusted using a conversion ratio of 0.5562 (rounded down to the nearest whole number of options). The exercise price of each option was adjusted accordingly. Each Incentive Unit Option continues to be subject to the terms and conditions of the 2021 Plan and will be exercisable for Class B common units of Intuitive Machines, LLC (the “Class B Common Units”). When an option is exercised, the participant will receive Class A Common Stock. As a result of the conversions, there was no incremental compensation cost and the terms of the outstanding options, including fair value, vesting conditions and classification, were unchanged.
As of September 30, 2023, Intuitive Machines, LLC was authorized to issue a total of 1,474,150 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2022	1,865,094	$2.93	8.90
Granted	—	—
Exercised	(326,256)	1.80
Forfeited	(64,688)	1.80
Balance as of September 30, 2023	1,474,150	$3.22	7.44	$2,920,545
Exercisable as of September 30, 2023	630,649	$2.47	6.64	$1,423,668
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s units determined by our Board for each of the respective periods.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2022	$1.01
Granted	—
Vested	1.03
Forfeited	0.54
Non-vested as of September 30, 2023	$1.99
Share-based compensation expense related to options was $173 thousand and $658 thousand for the three and nine months ended September 30, 2023, respectively, and $145 thousand and $385 thousand for the three and nine months ended September 30, 2022, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of September 30, 2023, the Company had $1.0 million in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 3.68 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of September 30, 2023, the Company has issued restricted stock units (“RSUs”) as outlined in the following disclosure. No other awards have been granted under the 2023 Plan.

Restricted Stock Units

The Company grants RSUs with time-based vesting requirements under the 2023 Plan. These RSUs typically vest over one to four years. The fair value of RSUs is based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU activity:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	—	$—
Granted	1,683,690	7.41
Vested	—	—
Forfeited	(14,165)	7.56
Balance as of September 30, 2023	1,669,525	$7.41

Share-based compensation expense related to RSUs was $1.4 million and $2.1 million for three and nine months ended September 30, 2023, and disclosed in the condensed consolidated statement of operations under general and administrative expense.
NOTE 12 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 at fair value on a recurring basis.

	September 30, 2023
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$19,218	$—	$—	$19,218

Warrant liabilities - Series A	Recurring	12,189	—	—	12,189
Warrant liabilities - Series B	Recurring	4,282	—	—	4,282
Warrant liabilities		16,471	—	—	16,471

Total liabilities measured at fair value		$35,689	$—	$—	$35,689

	December 31, 2022
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
SAFE Agreement liabilities	Recurring	$18,314	$—	$—	$18,314
Total liabilities measured at fair value		$18,314	$—	$—	$18,314

The following table provides a roll-forward of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	Warrant liabilities - Series A	Warrant liabilities - Series B	Total Warrant liabilities	SAFE Agreement liabilities
Balance, December 31, 2022	$—	$—	$—	$—	$18,314
Additions	99,659	17,459	9,271	26,730	—
Change in fair value	(61,066)	(5,271)	(4,988)	(10,259)	2,353
Converted to equity	(19,375)	—	—	—	(20,667)
Balance, September 30, 2023	$19,218	12,188	4,282	16,471	$—

Earn-out Liabilities

The fair value of the earn-out liabilities as of September 30, 2023 was estimated using a Monte Carlo simulation approach that modeled the triggering events including the simulated stock price of the Company over the maturity dates. The significant assumptions utilized in estimating the fair value of the earn-out liabilities include: (i) Intuitive Machines stock price of $3.65; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.56%; and (iv) expected volatility of 85%.

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

Warrant Liabilities

The fair value of the Series A Warrant and the Series B Warrant liabilities as of September 30, 2023 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $3.65; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.60%; and (iv) expected volatility of 91%. The significant assumptions utilized in estimating the fair value of the Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $3.65; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 5.27%; and (iv) expected volatility of 67%.

In connection with the closing of the Private Placement on September 5, 2023 as described further in Note 9, the fair values of the Series A Warrant and the Series B Warrant liabilities were estimated at $17.5 million and $9.3 million, respectively. The significant assumptions utilized in estimating the fair value of the Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $4.96; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.37%; and (iv) expected volatility of 90%. The significant assumptions utilized in estimating the fair value of the Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $4.96; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 5.18%; and (iv) expected volatility of 76%.

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

NOTE 13 - NET INCOME PER SHARE

Basic net income per share of Class A common stock is computed by dividing net income attributable to Class A common shareholders for the three months ended September 30, 2023 and the period from February 13, 2023, or the Closing Date, to September 30, 2023 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

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

Prior to the Business Combination, the membership structure of Intuitive Machines, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of Intuitive Machines, LLC and Intuitive Machines, Inc. implemented a revised class structure including Class A common stock having one vote per share and economic rights, Class B common stock having one vote per share and no economic rights, and Class C Common Stock having three votes per share and no economic rights. Shares of the Company’s Class B Common Stock and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net loss per share information has not been presented for periods prior to the Business Combination on February 13, 2023. The basic and diluted net income per share for the three and nine months ended September 30, 2023 represent only the period of February 13, 2023 to September 30, 2023.

The following table presents the computation of the basic and diluted income per share of Class A Common Stock for the period of February 13, 2023 (the Closing Date) to September 30, 2023 (in thousands, except share data):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Numerator
Net income for the period from February 13, 2023 through September 30, 2023	$15,096	$16,177
Less: Net loss attributable to redeemable noncontrolling interests for the period from February 13, 2023 through September 30, 2023	(18,555)	(37,635)
Net income for the period from February 13, 2023 through September 30, 2023 attributable to the Company	$33,651	53,812
Less: Cumulative preferred dividends	(674)	(1,657)
Net income for the period from February 13, 2023 through September 30, 2023 attributable to Class A common shareholders	$32,977	$52,155
Denominator
Basic weighted-average shares of Class A common stock outstanding	17,411,217	16,294,029
RSUs and Options	1,016,390	1,342,694
Series A Preferred Stock	5,230,304	3,215,161
Warrants	2,468,334	4,112,524
Diluted weighted-average shares of Class A common stock outstanding	26,126,245	24,964,408

Net income per share of Class A common stock - basic	$1.89	$3.20
Net income per share of Class A common stock - diluted	$1.29	$2.16

For the three months ended September 30, 2023, the diluted earnings per share calculation excluded the potential Class A common stock equivalent of 22.5 million related to our Public and Private Placement Warrants and Series A Preferred Warrants, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2023, the diluted earnings per share calculation excluded the potential Class A common stock equivalent of 7.5 million related to Earn Out Units because of unsatisfied contingent issuance conditions.

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
NOTE 15 - RELATED PARTY TRANSACTIONS
Intuitive Machines, Intuitive Aviation, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.
Axiom Space, Inc.

The Company recognized revenue from Axiom Space, Inc. (“Axiom”) related to engineering services of $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of December 31, 2022, there was $0.8 million of affiliate accounts receivable which was fully reserved. During the third quarter of 2023, the affiliate accounts receivable balance was collected and the reserve was reversed. As of September 30, 2023, there were no affiliate accounts receivable related to Axiom. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a co-founder and current member of management at Axiom. Revenue related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms.
IBX, LLC and PTX, LLC
The Company incurred expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) related to bid & proposal, capture management and various consulting services of $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, there were $1.1 million and $0.4 million, respectively, of affiliate accounts payable related to IBX/PTX expenses. Kamal Ghaffarian is a member of Management at Intuitive Machines and a member of Management at IBX/PTX. Expenses related to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms.
KBR, Inc.
On November 12, 2020, KBR, Inc. (“KBR”) made an initial capital contribution in Space Network Solutions resulting in a 10% ownership of Space Network Solutions, which was previously a wholly owned subsidiary of Intuitive Machines, LLC. The Company recognized affiliate revenue from KBR related to engineering services of $0.9 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, $2.3 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, there was $0.7 million and $0.3 million, respectively, of affiliate accounts receivable related to KBR revenue. Revenue related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.

ASES

The Company recognized revenue from ASES related to engineering services of $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, there was $0.2 million of affiliate accounts receivable related to ASES revenue. ASES is a joint venture between Aerodyne Industries, LLC and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a current member of management at Aerodyne Industries with an ownership interest in Aerodyne Industries. Revenue related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC

As of September 30, 2023 and December 31, 2022, there were $0.2 million and $0.1 million, respectively, of affiliate accounts payable related to X-energy, LLC (“X-energy”) expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms.

Penumbra, LLC
The Company incurred expenses with Penumbra, LLC (“Penumbra”) related to license fees for the three and nine months ended September 30, 2022 of $27 thousand and $94 thousand, respectively, and incurred no expenses for the three and nine months ended September 30, 2023. Certain members of executive management at Intuitive Machines have an ownership interest in Penumbra. Expenses related to Penumbra are incurred in the normal course of business.
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
The IX LLC JV was formed to pursue nuclear space propulsion and surface power systems in support of future space exploration goals. In the third quarter of 2022, the IX LLC JV received an award from Battelle Energy Alliance to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars. As of September 30, 2023, the IX LLC JV had total assets and total liabilities of $1.5 million and total assets and total liabilities of $1.3 million as of December 31, 2022, associated with project execution activities subcontracted to the IX LLC JV partners and other third parties.

Space Network Solutions, LLC

The Company participates in the Space Network Solutions joint venture with KBR, a leading provider of specialized engineering, and professional, scientific and technical services primarily to the U.S. federal government. Under the terms of the Amended Space Network Solutions limited liability company agreement, we hold a 90% interest in the Space Network Solutions and KBR hold a 10% interest. Space Network Solutions is a VIE and Intuitive Machines is the primary beneficiary.

Space Network Solutions was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded Space Network Solutions a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. As of September 30, 2023, SNS LLC had total assets of $247 thousand and total liabilities of $17 thousand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the closing of the Business Combination, which was accounted for as a reverse recapitalization in accordance with GAAP, the financial statements of Intuitive Machines, LLC, a Delaware limited liability company and our wholly-owned subsidiary, are now the financial statements of the Company. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, as well as Intuitive Machines, LLC’s audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in the Company’s Current Report on Form 8-K/A, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements “and Part II. Item 1A. “Risk Factors” included in this Quarterly Report and in the section titled Part I. Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “IM,” “Intuitive Machines,” “we,” “us,”, or “our” refer to Intuitive Machines, Inc. and its consolidated subsidiaries.
Overview
We are a space infrastructure and services company founded in 2013 that is contributing to the establishment of lunar infrastructure and commerce on the Moon. We believe we have a leading position in the development of lunar space operating in four business lines described further below. We are initially focused on establishing the lunar infrastructure and basis for commerce to inform and sustain human presence off Earth. We believe our business is well positioned for continued growth and expansion:
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
We are currently working to provide access to the lunar surface and collect and transmit cislunar data for science, technology, and infrastructure. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position with a first mover advantage, as evidenced by three Commercial Lunar Payload Services (“CLPS”) awards to date as of September 30, 2023. Intuitive Machines’ Nova-C lander is intended to become the first U.S. vehicle to softly land on the lunar surface since 1972 and could become the first object to land at the lunar South Pole in human history. The Nova-C lander is capable of carrying up to 130 kilograms of cargo and is designed to execute numerous experiments and technology demonstrations to the lunar surface under the IM-1 mission. Our goal is for these missions to be followed up by IM-2, which will continue to execute experiments and technology demonstrations, and IM-3, our third CLPS award, which will land at Reiner Gamma. These missions, along with additional expeditions, are in partnership with NASA, Nokia Corporation, SpaceFlight, Inc., Columbia Sportswear Company, Aegis Aerospace, Inc. and other commercial players. Intuitive Machines offers its customers the flexibility needed to pioneer a thriving, diverse lunar economy and to enable a permanent presence on the Moon.

Additionally, the U.S. Space Forces’ (the “Space Force”) requirement to ensure freedom of action in space is driving their initial focus on cislunar Space Domain Awareness sensors and xGEO Position Navigation and Timing solutions as a result of the ongoing efforts by the People’s Republic of China (“China”) and NASA. We believe the U.S. Department of Defense funding for cislunar activities will drive the Space Force to rely on purchasing cislunar commercial services for the next five plus years, as opposed to acquiring and operating new government systems. This funding provides an opportunity for companies such as Intuitive Machines to sell Space Domain Awareness, Position Navigation and Timing, and secure communications to the Space Force, especially given that the commercial sector will be the driving force in providing cislunar products and services due to the capital that is flowing to new space entrants. This, along with other domestic and foreign allied policies, enhances our belief in the growing space economy and why we are well-positioned.

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
Lunar Access Services
Our Lunar Access Services business provides reliable and affordable means for governments, companies and individuals to explore and place objects in cislunar space or on the lunar surface. We have developed a complete lunar program that includes mission control, the Nova-C lander, a space-to-ground communications network, and a series of launch vehicle contracts with SpaceX. We currently have three missions on the flight manifest, with plans to increase the frequency and complexity of the missions over time.

We are currently focused on using our proprietary lunar lander vehicles to execute CLPS contracts for NASA to fly scientific equipment to the lunar surface and support experiments. We also have a robust and growing set of commercial customers pursuing R&D and technology maturation efforts aimed at capturing the growing cislunar economy. This service includes softly landing on the lunar surface while carrying significant cargo loads, ferrying numerous experiments to the lunar surface, deploying the first drill to test for water ice on the Moon and deploying drones to test Long Term Evolution networks.
Lunar Data Services

Our Lunar Data Services business will establish a private and secure network called the Lunar Data Network (the “LDN”) that sends and receives secure communications, navigation and imagery to and from the Moon. The LDN is designed to support line-of-sight and data relay services for spacecraft in cislunar space and systems anywhere on the lunar surface. We intend to evolve the network to provide backup services to NASA and the U.S. Space Force. The LDN is comprised of a mission control center, six strategically positioned global ground stations, and base-band units installed at each ground station.

With the launch of future lander missions, the LDN will be further enhanced with the deployment of our lunar data relay satellites to offer continuous lunar coverage. We believe providing these lunar data services to NASA and the Space Force will be an increasingly important priority given China’s recent declaration that it intends to build its own lunar satellite network and manned lunar habitat.
Orbital Services
Orbital Services provides in-space orbital services for both commercial and government organizations. These services include repair, refueling, and raising the orbits of existing satellites. We seek to leverage our domain expertise and space products, such as optical navigation, rendezvous and proximity operations, robotic mechanisms for satellite delivery, debris removal and Space Domain Awareness in orbits from low Earth orbit out to cislunar space. We also serve as the prime contractor and partner on NASA center support contracts, such as the recently awarded OMES III and JETSON Low Power contracts, that expand our relationship with NASA and emphasize our capabilities in key technology focus areas.

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

Recent Developments
Business Combination and Related Transactions

The Company was formerly known as Inflection Point Acquisition Corp. (“IPAX”), which was a blank check company originally incorporated on January 27, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On September 24, 2021, IPAX consummated an initial public offering, after which its securities began trading on the Nasdaq Stock Market LLC (the “Nasdaq”). On September 16, 2022, IPAX entered into that certain Business Combination Agreement by and between IPAX and Intuitive Machines, LLC.

On February 13, 2023, Intuitive Machines, LLC consummated the previously announced Business Combination and other related transactions as further described in Note 1 - Business Description and Note 3 - Business Combination and Related Transactions to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report. The Business Combination was accounted for akin to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Business Combination and other related transactions had several significant impacts on our reported financial position and results, as a consequence of the reverse recapitalization treatment.

Private Placement

On September 5, 2023, the Company consummated a securities purchase agreement (the “Purchase Agreement”) with Armistice Capital Master Fund Ltd (the “Purchaser”) pursuant to which the Company agreed to sell securities to the Purchaser in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of (i) an aggregate of 4,705,883 shares of the Company’s Class A Common Stock and (ii) an accompanying (a) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Series A Warrant”) at an exercise price of $4.75 per share and (b) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Series B Warrant”) at an exercise price of $4.75 per share, for aggregate gross proceeds of $20.0 million, before deducting related transaction costs of $1.4 million. The Series A Warrant and the Series B Warrant are immediately exercisable and will expire on March 5, 2029 and March 5, 2025, respectively.

After giving effect to the Business Combination, the Private Placement and other related transactions, there are currently (i) 20,987,988 shares of Class A Common Stock issued and outstanding, (ii) 0 shares of Class B Common Stock issued and outstanding, (iii) 70,909,012 shares of Class C Common Stock issued and outstanding, and (iv) 26,000 shares of Series A Preferred Stock issued and outstanding. The shares of Class B Common Stock and Class C Common Stock do not have any economic value but entitle the holder thereof to one and three votes per share, respectively. The Company also has outstanding a total of 21,930,394 Public Warrants and Private Warrants to purchase one share of Class A Common Stock with an exercise price of $11.50 per share and 9,411,766 Series A Warrants and B Warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $4.75 per share. The Company also issued 541,667 Preferred Investor Warrants in conjunction with the issuance of the Series A Preferred Stock to purchase an aggregate 706,522 shares of the Company’s Class A Common Stock with an exercise price of $11.50 per share. The Class A Common Stock, and the Public Warrants and Private Warrants trade on the Nasdaq under the symbols, “LUNR” and “LUNRW”, respectively.
Inflation and Macroeconomic Pressures

In combination with the economic recovery from the COVID-19 pandemic and repercussions from geopolitical events, the global economy continues to experience volatile disruptions including to the commodity and labor markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to adversely affect, the price and availability of certain products and services necessary for our operations, which in turn, has adversely impacted, and may continue to adversely impact our business, financial condition and results of operations.

We continue to monitor economic conditions and the impact of macroeconomic pressures, including repercussions from the recent banking crisis, rising interest rates, sustained inflation and recession fears, supply chain disruptions, monetary and fiscal policy measures (including future actions or inactions of the United States government related to the “debt-ceiling”), heightened geopolitical tensions (such as the war in Ukraine and Israel), changes to the U.S. federal budget, and the political and regulatory environment on our business, customers, suppliers and other third parties (including the potential for U.S. government shut down).

While rising costs and other inflationary pressures have not had a material impact on our business to date, we are monitoring the situation and assessing its impact on our business, including to our partners and customers.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section titled Part I., Item 1A. “Risk Factors” in the 2022 Annual Report on Form 10-K.
Our ability to commence and expand spaceflight mission operations
Our success will depend in large part on our ability to commence and expand our lunar mission operations in 2023 and beyond. We are on track to complete our first mission in early 2024 and two additional funded missions to follow with a goal of establishing a regular cadence of multiple missions per year of increasing size and complexity by late 2025. This will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for 3 launches as of September 30, 2023, we have $135.2 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue.
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

We expect to make significant investments in our lunar and data programs in the short term. Although we believe that our financial resources, including the proceeds of the Business Combination and the subsequent Private Placement, will be sufficient to meet our capital needs in the short term, our timeline and budgeted costs for these offerings are subject to substantial uncertainty, including due to compliance requirements of U.S. federal export control laws and applicable foreign and local regulations, the impact of political and economic conditions, and the need to identify opportunities and negotiate long-term agreements with customers for these services, among other factors. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay any additional indebtedness that we may incur.
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
Ability to continue to capitalize on government expenditures and private enterprise investment in the space economy
Our future growth is largely dependent on our ability to continue to capitalize on increased government spending and private investment in the space economy. From 2019 to 2023, the U.S. federal government increased its space exploration and development budget for NASA by approximately 18.1%, or $3.9 billion. U.S. federal government expenditures and private enterprise investment have fueled our growth in recent years, and it has resulted in our continued ability to secure increasingly valuable contracts for products and services in 2023. An increased focus on U.S. federal government spending could unfavorably impact the space exploration sector in the future. If our existing programs and project pursuits are not focused on the federal government’s higher priorities, our business, prospects, financial condition and operating results could be adversely affected. However, we expect U.S. federal government expenditures and private investment in the space economy will continue to result in increased purchases of our products and services.
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

Change in fair value of earn-out liabilities

Earn Out Units are classified as liabilities transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to stockholders’ equity (deficit) on the condensed consolidated balance sheet. As of the Closing Date, the Earn Out Units had a fair value of $99.7 million. As of September 30, 2023, the Earn Out Units had a fair value of $19.2 million, with the changes in the fair value between the Closing Date and September 30, 2023 of $61.1 million recognized as change in fair value of the earn-out liability under other income (expense) within the condensed consolidated statements of operations. As of September 30, 2023, in connection with the OMES III contract award, Triggering Event I under the Earn Out Units vested resulting in the release of 2,500,000 shares of Class C Common Stock to the applicable Intuitive Machines, LLC Members resulting in a $19.4 million reduction to the earn-out liabilities and increase to shareholders’ deficit.

Change in fair value of warrant liabilities

In connection with the closing of the Private Placement, the Company issued the Series A Warrant and the Series B Warrant (the “Warrants”) which are classified as liabilities on our balance sheet. At each period end, the Warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our condensed consolidated statement of operations. As of the closing of the Private Placement, the Warrants had a fair value of $26.7 million. As of September 30, 2023, the Warrants had a fair value of $16.5 million, with the change in the fair value between the closing of the Private Placement and September 30, 2023 of $10.2 million recognized as change in fair value of the warrant liabilities under other income (expense) within the condensed consolidated statements of operations.
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

Loss on issuance of securities

The Series A Warrant and the Series B Warrant issued in connection with the the Private Placement had an initial fair value of $17.5 million and $9.3 million, respectively. The gross aggregate proceeds of $20.0 million from the Private Placement were allocated to the Series A Warrant and the Series B Warrant resulting in a loss on the transaction of approximately $6.7 million recognized as loss on issuance of securities in our condensed consolidated statement of operations.

Other income (expense), net
Other income, net consists of miscellaneous income sources such as insurance proceeds from stolen equipment.
Income tax (expense) benefit
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

Net loss attributable to redeemable noncontrolling interest

Noncontrolling interests represents the portion of Intuitive Machines, LLC that the Company controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 68,150,754 Class A and Class B units issued by Intuitive Machines, LLC to the prior investors represents approximately 81.2% of the ownership interests in the Company at the Closing Date. The Company allocates net income or loss attributable to the noncontrolling interests based on the weighted average ownership interests during the period. The net income or loss attributable to noncontrolling interests is reflected in the condensed consolidated statement of operations.

The financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. for the period from February 13, 2023 to September 30, 2023 and resulted in the allocation of approximately 77.2% of Intuitive Machines, LLC’s net loss to noncontrolling interests.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-period comparison of financial results is not necessarily indicative of future results.
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
(in thousands)	2023	2022		2023	2022
Revenue	$12,731	$10,271	$2,460	$48,960	$47,959	$1,001
Operating expenses:
Cost of revenue (excluding depreciation)	25,768	17,285	8,483	71,375	54,688	16,687
Depreciation	329	276	53	944	783	161
General and administrative expense (excluding depreciation)	9,853	4,507	5,346	27,006	11,004	16,002
Total operating expenses	35,950	22,068	13,882	99,325	66,475	32,850
Operating loss	(23,219)	(11,797)	(11,422)	(50,365)	(18,516)	(31,849)
Other income (expense), net:
Interest expense, net	(228)	(270)	42	(781)	(523)	(258)
Change in fair value of earn-out liabilities	36,036	—	36,036	61,066	—	61,066
Change in fair value of warrant liabilities	10,259	—	10,259	10,259	—	10,259
Change in fair value of SAFE Agreements	—	(255)	255	(2,353)	181	(2,534)
Loss on issuance of securities	(6,729)	—	(6,729)	(6,729)	—	(6,729)
Other income (expense), net	(418)	10	(428)	(379)	5	(384)
Total other income (expense), net	38,920	(515)	39,435	61,083	(337)	61,420
Income (loss) before income taxes	15,701	(12,312)	28,013	10,718	(18,853)	29,571
Income tax (expense) benefit	(605)	380	(985)	(292)	25	(317)
Net income (loss)	15,096	(11,932)	27,028	10,426	(18,828)	29,254
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	(11,932)	11,932	(5,751)	(18,828)	13,077
Net income for the period February 13, 2023 through September 30, 2023	15,096	—	15,096	16,177	—	16,177
Net loss attributable to redeemable noncontrolling interest	(18,555)	—	(18,555)	(37,635)	—	(37,635)
Net income attributable to the Company	33,651	—	33,651	53,812	—	53,812
Less: Cumulative preferred dividends	(674)	—	(674)	(1,657)	—	(1,657)
Net income attributable to Class A common shareholders	$32,977	$—	$32,977	$52,155	$—	$52,155

Revenue
Revenue for the three and nine months ended September 30, 2023 and 2022 was primarily driven by NASA and other commercial payload contracts associated with the IM-1, IM-2 and IM-3 missions. The following provides a summary of the material contracts and estimated mission launch dates for each mission impacting our results of operations (estimated contract revenue and contract revenue excludes variable consideration that is constrained):

•The NASA payload contract for the IM-1 mission was awarded in June 2019 with an initial targeted mission launch date in March 2022. Total IM-1 mission estimated contract revenue under NASA and other commercial fixed-priced contracts was $120.1 million as of September 30, 2023. As of September 30, 2022, total IM-1 mission estimated contract revenues were approximately $94.8 million. During the third quarter of 2022, the targeted mission launch date was revised from December 2022 to March 2023. During the fourth quarter of 2022, we received a modification on the IM-1 NASA payload contract selecting the lunar South Pole as the new target landing site which resulted in an increase in IM-1 mission estimated contract revenue of approximately $25.4 million. In April 2023, we received an additional modification from NASA to change the targeted landing site within the South Pole extending the targeted mission launch date to no later than February 2024.
•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 with a targeted mission launch date in December 2022. Total IM-2 mission estimated contract revenue under NASA and other commercial fixed-priced contracts increased to $106.6 million as of September 30, 2023 as a result of a new commercial payload and two new commercial rideshare contracts awarded in the third quarter of 2022 with estimated revenues totaling approximately $4.5 million. Additionally, one of our commercial rideshare customers opted to re-manifest its payload from the IM-2 mission to the IM-3 mission resulting in a decrease to estimated contract revenues of approximately $4.5 million on the IM-2 mission. As of September 30, 2022, total IM-2 mission estimated contract revenues were approximately $103.1 million. The IM-2 mission launch and post-launch services run through June 2024 under our current contract with NASA.

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024 under our current contract with NASA. Total IM-3 mission estimated revenue under fixed-priced contracts is $76.4 million as of September 30, 2023 as compared to $69.8 million as of September 30, 2022. The increase in estimated contract revenues for the IM-3 mission is primarily due to the award of a new $2.1 million commercial landed payload received in the first quarter of 2023 and novation of an existing commercial rideshare contract to a new customer with total revenues of $9.0 million. Prior to the novation of the rideshare contract, the $9.0 million of estimated contract revenue was constrained. The IM-3 mission launch and post-launch services run through June 2024 under our current contract with NASA although we anticipate launching after that date.
Revenue increased by $2.5 million, or 24%, for the three months ended September 30, 2023 compared to the same period in 2022. Revenue on the IM-1 mission decreased approximately $1.8 million to $(0.6) million for the three months ended September 30, 2023 from $1.3 million for the same period in 2022. Revenue decreased in 2023 primarily due to a change in progress towards completion in 2023 as well as the extension of the targeted mission launch date noted above. Revenue on the IM-2 mission for the three months ended September 30, 2023 was $3.1 million as compared to $2.0 million in the same period of 2022 and was primarily driven by a favorable change in progress toward completion on a rideshare contract. As of September 30, 2023, the IM-1 and IM-2 missions were approximately 98% and 82% complete, respectively. Revenue from the IM-3 mission increased approximately $0.2 million to $6.1 million for the three months ended September 30, 2023 from $5.9 million for the same period in 2022. The IM-3 mission was awarded in the fourth quarter of 2021 and was approximately 55% complete as of September 30, 2023.

Revenue increased by $1.0 million, or 2%, for the nine months ended September 30, 2023 compared to the same period in 2022. Revenue on the IM-1 mission decreased approximately $4.1 million to $5.1 million for the nine months ended September 30, 2023 from $9.3 million for the same period in 2022. Revenue decreased in 2023 primarily due to a change in progress towards completion in 2023 as well as the extension of the targeted mission launch date noted above. Revenue on the IM-2 mission for the nine months ended September 30, 2023 was $15.7 million as compared to $19.6 million in the same period of 2022 and was primarily driven by a change progress towards completion and knock-on effects of the IM-1 mission delay and was partially offset by revenue growth on the two commercial rideshare contracts awarded in the third quarter of 2022. Revenue from the IM-3 mission increased approximately $2.7 million to $17.6 million for the nine months ended September 30, 2023 from $14.9 million for the same period in 2022 primarily due to the commercial landed payload contract awarded in the first quarter of 2023 and novation of the commercial rideshare contract in the second quarter of 2023.
Operating Expenses
Cost of revenue (excluding depreciation)
Cost of revenue increased by $8.5 million, or 49%, for the three months ended September 30, 2023 compared to the same period in 2022. Cost of revenue on the IM-1 mission decreased by $4.2 million due to ramping down progress as the mission nears completion. On the IM-2 mission, cost of revenue was approximately $9.4 million for the three months ended September 30, 2023 compared to $8.9 million in the same period in 2022. IM-3 mission cost of revenue increased approximately $9.8 million due to higher progress than the prior period. Cost of revenue for engineering services projects increased approximately $2.9 million during the three months ended September 30, 2023 and was primarily associated with the fission service power project as well as various other services.

Cost of revenue increased by $16.7 million, or 31%, for the nine months ended September 30, 2023 compared to the same period in 2022. Cost of revenue on the IM-1 mission decreased by $3.1 million due to delay fees in 2022 on launch vehicle costs resulting from the change in the estimated launch date noted above. On the IM-2 mission, cost of revenue was approximately $25.6 million for the nine months ended September 30, 2023 compared to $25.7 million in the same period in 2022. IM-3 mission cost of revenue increased approximately $14.0 million primarily due to higher progress. Cost of revenue for engineering services projects increased approximately $6.1 million during the nine months ended September 30, 2023 and was primarily associated with the fission service power project as well as various other services.

As of September 30, 2023, all three of our lunar missions are in loss positions. The IM-1 mission became a loss contract in 2019 primarily as a result of constrained variable consideration. During nine months ended September 30, 2023, IM’s mission accrued losses increased by $9.4 million due to the delay of the targeted mission launch date discussed above. We have included additional labor costs in our cost estimates at completion as result of extending the targeted mission launch date. Additionally, costs increased as a result of technical challenges identified through systems testing in the first quarter of 2023 primarily associated with electronics and tank valves. On the IM-2 mission, we increased the accrued contract loss by approximately $13.8 million during the nine months ended September 30, 2023 which was primarily driven by additional labor and subcontractor costs associated with the extension of the targeted launch date as well as increased costs associated with fuel systems and avionics based on our evaluation and consideration of the technical issues encountered on the IM-1 mission. On the IM-3 mission, the accrued contract loss increased by approximately $5.9 million during the nine months ended September 30, 2023 primarily due to additional estimated labor and subcontractor costs associated with the extension of the targeted launch date.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) increased by $5.3 million and $16.0 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, driven primarily by our growth to support corporate and business operations, resulting in higher headcount of $1.4 million and $4.7 million, respectively, and related share-based compensation expense of $1.4 million and $2.4 million, respectively. For the same comparative periods, we incurred increases in expenses related to professional services, software licenses and various other administrative costs of $1.2 million and $7.5 million, respectively, primarily associated with being a newly public company and the corresponding need to support our accounting, legal, and information technology infrastructures. The Company also incurred transaction costs of $1.4 million related to the Private Placement during the third quarter of 2023.
Other (expense) income, net

Total other income (expense), net favorable change of $39.4 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a favorable changes in fair value of the earn-out liabilities of $36.0 million and warrant liabilities of $10.3 million, slightly offset by loss on issuance of securities of $6.7 million.

Total other income (expense), net favorable change of $61.4 million for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a favorable changes in fair value of the earn-out liabilities of $61.1 million and warrant liabilities of $10.3 million, partially offset by an unfavorable change in the fair value of SAFE Agreements of $2.5 million, and loss on issuance of securities of $6.7 million.

Income tax (expense) benefit

For the three and nine months ended September 30, 2023, we recognized a combined U.S. federal and state expense for income taxes of $605 thousand and $292 thousand, respectively. For the three and nine months ended September 30, 2022, we recognized a combined U.S. federal and state benefit for income taxes of $380 thousand and $25 thousand, respectively. The effective combined United States federal and state income tax rates were 3.9% and 2.7% for the three and nine months ended September 30, 2023, respectively, and 3.1% and 0.1% for the three and nine months ended September 30, 2022, respectively. For three and nine months ended September 30, 2023, our effective tax rate differed from the statutory rate primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three and nine months ended September 30, 2022, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

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
The following table presents our backlog as of the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022
Backlog	$135,167	$201,946
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of September 30, 2023, we expect to recognize approximately 15% of our backlog over the remainder of 2023, approximately 64% over the subsequent twelve months of 2024 and the remaining 21% thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog decreased by $66.8 million as of September 30, 2023 compared to December 31, 2022, primarily due to continued performance on existing contracts of $49.0 million and decreases related to contract value adjustments of $37.1 million primarily related to certain time and materials and other contracts. The decrease was slightly offset by new awards of $19.3 million to be manifested IM-1 and IM-3 missions, in addition to a new award in September 2023 of $9.5 million.
As of September 30, 2023, our backlog of $135.2 million exceeded our remaining performance obligations of $69.1 million as reported in Note 4 - Revenue to our condensed consolidated financial statements included in this Quarterly Report. The difference of $66.1 million was primarily related to $45.6 million of variable consideration associated with constrained revenue as well as $20.5 million in backlog related to the funded value of certain time and materials service contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
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
•Adjusted EBITDA does not consider the impact of change in fair value of SAFE Agreements, change in fair value of earn-out liabilities, change in fair value of warrant liabilities, or loss on issuance of securities that we do not consider to be routine in nature for the ongoing financial performance of our business;
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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$15,096	$(11,932)	$10,426	$(18,828)
Adjusted to exclude the following:
Taxes	605	(380)	292	(25)
Depreciation	329	276	944	783
Interest expense, net	228	270	781	523
Share-based compensation expense	2,541	124	2,748	385
Change in fair value of earn-out liabilities	(36,036)	—	(61,066)	—
Change in fair value of warrant liabilities	(10,259)	—	(10,259)	—
Change in fair value of SAFE Agreements	—	255	2,353	(181)
Loss on issuance of securities	6,729	—	6,729	—
Other income (expense), net	418	(10)	379	(5)
Adjusted EBITDA	$(20,349)	$(11,397)	$(46,673)	$(17,348)
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

The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(22,933)	$(28,358)
Purchases of property and equipment	(27,668)	(12,150)
Free cash flow	$(50,601)	$(40,508)

Liquidity and Capital Resources
Since inception, we have funded our operations through internally generated cash on hand, proceeds from sales of our capital stock, including the execution of SAFE Agreements, and our proceeds from the issuance of bank debt. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures, debt service requirements and other general corporate services. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. Our capital expenditures are primarily related to machinery and equipment, computers and software, and leases.

As of September 30, 2023, we had cash and cash equivalents of $40.7 million and a working capital deficit of $52.0 million. As further described in Note 3 - Business Combination and Related Transactions of our condensed consolidated financial statements, on February 13, 2023, Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp. (“IPAX”) and our wholly owned subsidiary, Intuitive Machines, LLC consummated the Business Combination and related transactions. Upon the closing of the Business Combination and issuance of 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) to certain investors, the Company received approximately $34.1 million of gross proceeds to fund operations. Additionally, in connection with the Business Combination, the Company entered into a common stock purchase agreement with an investor establishing a committed equity facility pursuant to which the Company has the right, but not the obligation, to direct the counterparty to purchase up to the lesser of $50.0 million of newly issued Class A common stock and the Exchange Cap (as defined in the common stock purchase agreement), subject to certain requirements and limitations. Additionally, subsequent to the closing of the Business Combination, we received $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and $16.1 million associated with the exercises of Public Warrants.

On September 5, 2023, the Company consummated a securities purchase agreement pursuant to which the Company agreed to sell securities in a private placement which included the issuance by the Company of an aggregate of 4,705,883 shares of the Company’s Class A Common Stock and an accompanying warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Series A Warrant”) and warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Series B Warrant”), for aggregate gross proceeds of approximately $20.0 million. See Notes 9 and 10 for additional information on the this securities purchase agreement.

Management believes that the cash and cash equivalents as of September 30, 2023 and the additional liquidity provided by the equity facility discussed above will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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

The credit mobilization facilities require compliance with various covenants customary for agreements of this type, including those restricting our ability to incur debt, incur liens and undergo certain fundamental changes. The credit mobilization facilities also include events of default customary for agreements of this type. As of September 30, 2023, we were in compliance with all covenants under the credit mobilization facilities.

There was $20.0 million outstanding under the credit mobilization facilities as of September 30, 2023 and December 31, 2022. See Note 7 - Debt to our condensed consolidated financial statements for additional information related to the credit mobilization facilities.

During the third quarter of 2023, we considered options to modify the terms of the Second Amended and Restated Loan Agreement with Live Oak. We received confirmation from Live Oak to defer the $8.0 million principal payment due on August 15, 2023 under the $12.0 million mobilization credit facility pending the outcome of the loan modification. On October 31, 2023, management decided to no longer pursue loan modification and promptly paid the deferred $8.0 million principal payment. On November 3, 2023, we received a letter of good standing from Live Oak stating the Company was current on all payments due and was in full compliance with the terms and conditions of the $8.0 million and $12.0 million mobilization credit facilities under the Second Amended and Restated Loan Agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(22,933)	$(28,358)
Net cash used in investing activities	$(27,668)	$(12,150)
Net cash provided by financing activities	$65,489	$20,171
Cash Flows for the nine months ended September 30, 2023 and 2022
Operating Activities
During the nine months ended September 30, 2023, our operating activities used $22.9 million of net cash as compared to $28.4 million of net cash used during the nine months ended September 30, 2022. The $5.5 million unfavorable change was primarily due to higher operating expenses in 2023 to support our missions including increases in headcount and professional service fees, and is also affected by changes in operating assets and liabilities which consist primarily of working capital balances for our projects. Working capital levels may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities.

Investing Activities
During the nine months ended September 30, 2023, investing activities used $27.7 million of net cash as compared to $12.2 million of net cash used during the nine months ended September 30, 2022. The $15.5 million increase in cash used was primarily due to capital expenditures associated with construction in progress on equipment to be used for future missions and for our lunar operations center.
Financing Activities
During the nine months ended September 30, 2023, financing activities provided $65.5 million of net cash as compared to $20.2 million of net cash provided during the nine months ended September 30, 2022. The $45.3 million increase was primarily associated with $34.1 million in proceeds received upon consummation of the Business Combination and Series A Preferred Stock issuance which was partially offset by $9.4 million in related transaction costs paid and $20.0 million in proceeds received upon the close of the Private Placement. We also received $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and another $16.1 million in proceeds from the exercise of Public Warrants, slightly offset by member distributions of $8.0 million. During 2022, our financing activities included proceeds from borrowings of $16.0 million and SAFE Agreements of $4.3 million.

Contractual Obligations and Commitments
Lease Commitments
We lease real estate for office space and for administrative, research, marketing and light manufacturing operations. These leases are classified as operating leases with various expiration dates through 2043. See Note 6 - Leases to our condensed consolidated financial statements for more information regarding our lease commitments.

In September 2021, we signed a ground lease agreement for the development of a lunar operations center that will serve as a production and testing facility of lunar lander components and other aerospace related operations. The facility is near completion, and the lessor will reimburse up to $40.0 million for certain costs incurred by us for design, construction, and development. Management concluded that it was deemed the owner, for accounting purposes only, of the facility under build-to-suit lease accounting due to its involvement in the construction activities of the facility. Accordingly, we are accounting for the construction of the facility as a financing arrangement. As of December 31, 2022, we had capitalized $10.3 million of construction in progress and a corresponding financing obligation of $9.1 million. Upon completion of the construction, the lease agreement will have an initial term of 20 years with four optional renewal periods of 5 years each.

During the fourth quarter of 2022, construction was completed for the Small Engine Verification facility (the “SEV” facility) portion of the lunar operations center, and we took possession of the SEV facility. Upon commencement of the SEV facility portion of the lease, management determined that it qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the SEV facility, as the fair value upon completion was determined to be equal to the carrying value. As of September 30, 2023, the Company recorded right-of-use assets of $2.9 million and corresponding lease liabilities of approximately $3.2 million. As of December 31, 2022, the Company recorded right-of-use assets and corresponding lease liabilities of approximately $3.1 million.

During the third quarter of 2023, the remaining construction for the lunar operations center was near completion, we took possession of the entire facility. Upon commencement of the lease, we determined that the lunar operations center qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the lunar operations center, as the fair value upon commencement was determined to be equal to the carrying value. As of the lease commencement date, we derecognized approximately $30.4 million of construction in progress and the corresponding financing obligation of $30.4 million associated with capitalized construction costs of the lunar operations center and related reimbursements received from the lessor. We recognized operating lease right-of-use assets of $32.3 million and operating lease liabilities of $26.7 million as of the lease commencement date.

We expect to incur an additional $10.1 million in construction costs after the lease commencement date to complete the lunar operations center which will be funded through a combination of remaining reimbursements from the lessor and available cash on hand.

Live Oak Credit Mobilization Facility

For disclosures regarding our Live Oak Credit Mobilization Facility, refer to the preceding discussions under Liquidity and Capital Resources and Note 7 - Debt.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. As of September 30, 2023, we had remaining purchase obligations under non-cancelable commitments with two vendors totaling $37.3 million of which $29.1 million is due within the next twelve months and the remaining $8.2 million is due in the subsequent twelve-month period.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting that were previously reported under Part I., Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K and identified below.

Material Weaknesses in Internal Control Over Financial Reporting

Prior to the closing of the Business Combination, in connection with the audit of Intuitive Machines, LLC’s financial statements as of and for the period ended December 31, 2021, our management determined that we had three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses primarily relate to the following matters that are relevant to the preparation of our consolidated financial statements:

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

As of September 30, 2023, these material weaknesses are still in the process of being remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

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

The information required has been previously disclosed in (i) our Current Report on Form 8-K filed with the SEC on February 14, 2023 and (ii) Current Report on Form 8-K filed with the SEC on September 6, 2023.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
4.1	Form of Series A Common Stock Purchase Warrant, dated as of September 5, 2023, issued by Intuitive Machines, Inc. to the Purchaser	8-K	001-40823	4.1	September 6, 2023
4.2	Form of Series B Common Stock Purchase Warrant, dated as of September 5, 2023, issued by Intuitive Machines, Inc. to the Purchaser	8-K	001-40823	4.2	September 6, 2023
10.1	Securities Purchase Agreement, dated as of August 30, 2023, by and among Intuitive Machines, Inc. and the Purchaser named therein	8-K	001-40823	10.1	September 6, 2023
10.2	Registration Rights Agreement, dated as of August 30, 2023, by and among Intuitive Machines, Inc. and the Purchaser named therein	8-K	001-40823	10.2	September 6, 2023
10.3	Subscription Agreement, dated as of September 6, 2023, by and among Intuitive Machines, Inc. and Ghaffarian Enterprises, LLC	8-K	001-40823	10.3	September 6, 2023
10.4	Subscription Agreement, dated as of September 6, 2023, by and among Intuitive Machines, Inc. and Ghaffarian Enterprises, LLC	8-K	001-40823	10.4	September 6, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Intuitive Machines, Inc.

Date:	November 13, 2023	By:	/s/ Erik Sallee
Erik Sallee
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2023		/s/ Steven Vontur
Steven Vontur
Controller
(Principal Accounting Officer)