Form 10-K
period 2023-12-31
Intuitive Machines, Inc.
filed 2024-03-25
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-40823
____________________________
INTUITIVE MACHINES, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	36-5056189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13467 Columbia Shuttle Street
Houston, Texas	77059
(Address of Principal Executive Offices)	(Zip Code)
(281) 520-3703
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	LUNR	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A Common Stock, each at an exercise price of $11.50 per share	LUNRW	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $8.19 for shares of the registrant’s Class A Common Stock as reported by the Nasdaq Stock Market, was approximately $131.5 million.

As of March 15, 2024, the Registrant had 51,080,059 shares of Class A common stock, $0.0001 par value, 0 shares of Class B common stock, $0.0001 par value, and 70,909,012 shares of Class C common stock, $0.0001 par value, outstanding.

INTUITIVE MACHINES, INC.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” “strategy,” “outlook,” the negative of these words or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to statements regarding our expectations and plans relating to our first mission to the Moon, including the expected timing thereof and our progress and preparation thereof; our expectations with respect to, among other things, demand for our product portfolio, our submission of bids for contracts; our expectations regarding protests of government contracts awarded to us; our operations, our financial performance and our industry; our business strategy, business plan, and plans to drive long term sustainable shareholder value; and our expectations on revenue and cash generation. These forward-looking statements reflect our predictions, projections or expectations based upon currently available information and data. Our actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. The following important factors and uncertainties, among others, could cause actual outcomes or results to differ materially from those indicated by the forward-looking statements in this Annual Report:
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
i

•uncertain global macro-economic and political conditions (including as a result of a failure to raise the “debt ceiling”) and rising inflation;
•our history of losses and failure to achieve profitability in the future or failure of our business to generate sufficient funds to continue operations;
•our public securities’ potential liquidity and trading; and
•and other factors detailed under the section titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Annual Report.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” immediately following this Annual Report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Class A Common Stock and result in a loss of all or a portion of your investment:

•Our ability to be successful depends upon the efforts of our Board and our key personnel and the loss of such persons could negatively impact the operations and profitability of our business.

•Our securities may be delisted from Nasdaq from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

•Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer work orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

•If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations, and financial condition could be harmed.

•Unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities could have a material adverse effect on our business, financial condition and results of operation.

•The market for commercial spaceflight has not been established with precision. It is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

•We may experience a total loss of our technology and products and our customers’ payloads if there is an accident on launch or during the journey into space, and any insurance we have may not be adequate to cover our loss. Also, due to the inherent risks associated with commercial spaceflight, there is the possibility that any accident or catastrophe could lead to the loss of human life or a medical emergency.

•We rely on a limited number of suppliers for certain materials and supplied components. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms.

•Our business is substantially dependent on contracts entered into with customers in the ordinary course of business. As such, we are subject to counterparty risk. If a counterparty to one of our contracts were to default or otherwise fail to perform or be delayed in its performance on any of its contractual obligations to us, such default, failure to perform or delay could have a material adverse effect on our business, financial condition and results of operations.

•Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.

•We are subject to stringent U.S. export and import control laws and regulations and U.S. economic sanctions and trade control laws and regulations.

•We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.

•Our actual operating results may differ significantly from our guidance.

•Our financial results may vary significantly from quarter to quarter.

•Our principal asset is our interest in Intuitive Machines, LLC, and, accordingly, we will depend on distributions from Intuitive Machines, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement, and to pay dividends. Intuitive Machines, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

•We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I

Item 1. Business

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

We are currently working to provide access to the lunar surface and collect and transmit cislunar data for science, technology, and infrastructure. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position with a first mover advantage, as evidenced by three Commercial Lunar Payload Services (“CLPS”) awards to date as of December 31, 2023. On February 22, 2024, Intuitive Machines’ Nova-C lander became the first U.S. vehicle to softly land on the lunar surface since 1972 and landed the vehicle further south than any vehicle in the world has ever soft-landed on the Moon. Our Nova-C lander on the IM-1 mission carried approximately 100 kilograms of payloads and shuttled numerous experiments and technology demonstrations at the lunar surface near the south pole. Our goal is to follow the successful IM-1 mission with IM-2, which will continue to execute experiments and technology demonstrations at the Shackleton Connecting Ridge at the lunar south pole, and IM-3, our third CLPS award, which will land at Reiner Gamma. These missions, along with additional expeditions, are in partnership with NASA, Nokia Corporation, Columbia Sportswear Company, Aegis Aerospace, Inc. and other commercial players. Intuitive Machines offers its customers the flexibility needed to pioneer a thriving, diverse lunar economy and to enable a permanent presence on the Moon.

Additionally, the U.S. Space Forces’ (the “Space Force”) requirement to ensure freedom of action in space is driving their initial focus on cislunar Space Domain Awareness sensors and xGEO Position Navigation and Timing solutions as a result of the ongoing efforts by the United States and the People’s Republic of China (“China”) to return to the lunar surface in a sustainable manner. We believe the U.S. Department of Defense funding for cislunar activities will drive the Space Force to rely on purchasing cislunar commercial services for the next five plus years, as opposed to acquiring and operating new government systems. This funding provides an opportunity for companies such as Intuitive Machines to sell Space Domain Awareness, Position Navigation and Timing, and secure communications to the Space Force, especially given that the commercial sector will be the driving force in providing cislunar products and services due to the capital that is flowing to new space entrants. This, along with other domestic and foreign allied policies, enhances our belief in the growing space economy and why we are well-positioned.

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

Rising Geopolitical Tensions:  Additionally, there is geopolitical and policy alignment with the return to the Moon. As described in the 2022 Defense Intelligence Agency report titled Challenges to Security in Space, “China and Russia value superiority in space. As a result, we expect them to seek ways to strengthen their space and counterspace programs and determine ways to better integrate them into their respective militaries.” Specifically, the Chinese Lunar Exploration Program is already well underway. In 2020, Chang’e 5 successfully returned samples from the Moon. Over the next five years, three more Chang’e 5 missions are planned with the aim of generating products using lunar materials, a practice called in-situ resource utilization. The success of countries, such as, China, India and Japan, highlights the values placed on superiority in space by other countries, has ignited a 21st-century space race that is well underway.

Market Push: As a result of the aforementioned factors, government funding for lunar missions has significantly grown as evidenced by the NASA Artemis program (the “Artemis” program). The Artemis program is a bipartisan initiative to return humans to the Moon and eventually achieve human exploration of Mars. Unlike the Apollo program, the Artemis program is relying heavily upon partnership with the private sector in order to accomplish its goals in a more cost-effective manner. Total NASA spending on the Artemis program is expected to reach $93 billion by FY 2025, according to the NASA Office of Inspector General Office of Audits. The program aims to conduct its first human landing in FY 2026 and achieve a sustainable human presence on the Moon with a powered habitable base camp by the late 2020s. The $2.6 billion CLPS program that we lead was created to deliver scientific instruments to the Moon to gather data in preparation for the human landing and eventually to deliver support equipment for human presence. Beyond Artemis and CLPS, the Lunar Gateway and Tipping Point contracts are incremental evidence of the significant traction in the lunar market. Lunar Gateway is a series of three elements that will create a space station in lunar orbit scheduled to launch in 2024. Tipping Point is a NASA program that seeks industry-developed space technologies that can foster the development of commercial space capabilities and benefit future NASA missions.
Our Opportunity

We believe we are well-positioned to help ignite the cislunar economy by reducing cost of access while providing reliable missions on a defined schedule. We intend to accomplish this goal by integrating proven commercial technologies where they exist and solving the hardest problems in a vertically integrated manner. We believe we have already demonstrated success in this approach with our propulsion and Guidance, Navigation and Control (“GN&C”) systems, both of which were designed and are produced in-house. We believe that space is the next economic frontier and the increased demand from governments, intelligence agencies, commercial industries, and private individuals has created multiple avenues for long-term growth. We are strongly positioned to exploit this growing market and become a leader with our proprietary technologies and growing backlog of customers.

The end markets that we address includes ~~a~~nnual spending associated with the 2024 President’s Budget of approximately $24.9 billion for NASA’s Space Exploration and $40.9 billion for U.S. National Security Space (which includes the Space Force and the Missile Defense Agency). In addition, Commercial Satellite Services spending reached approximately $113 billion during FY 2022, according to the 2023 State of the Satellite Industry Report provided by the Satellite Industry Association. Within these markets, our Lunar Services and Earth Orbital Services business units are the primary addressable markets and we believe represents a growing opportunity over the next decade.

Lunar Services: We expect crewed missions, infrastructure, transportation, robotics, communication, and science and technology as significant market drivers. Through our Lunar Access Services and Lunar Data Services business units, we believe we are well positioned to be able to grow our business through our lunar landers and market leading capabilities.

Orbital Services: We believe there are broad opportunities within the orbital services market segment, including life extension, robotics, salvage, Space Situational Awareness (SSA), de-orbiting, and relocation. Our Orbital Services business unit is being built to promote ancillary services, including satellite servicing and refueling, space station servicing, satellite repositioning, and orbital debris removal. We believe that deploying and supporting satellites in certain unique Earth orbits will allow us to optimize this market.
Our Business Units, Products and Services

We are a premier provider and supplier of space products and services that we believe will enable sustained robotic and human exploration to the Moon, Mars, and beyond. Our core technologies underpin our capabilities in four business units: Lunar Access Services, Orbital Services, Lunar Data Services and Space Products and Infrastructure.

We expect to achieve leading time to market across these business lines driven by our short design to manufacture process, enabled through vertical integration and rapid iterative testing. This has been demonstrated with our GN&C and propulsion systems, which have passed multiple validation tests in preparation for our first lunar mission as well as our operational lunar data network. These technologies can be leveraged to capture orbital services and we expect successful lunar landings will demonstrate our capability as an agile space company, supporting our continued expansion into Space Products and Infrastructure.
Lunar Access Services

We intend to utilize our proprietarily developed lunar lander vehicles to service CLPS contracts to fly NASA scientific equipment and commercial payloads to the lunar surface and support experiments.

Our Nova-C lander that flew on the IM-1 mission in February 2024 was the first U.S. vehicle to softly land on the lunar surface since 1972 and was the first object in human history to land at the South Pole. Powered by our proprietary engine, and replete with innovative avionics for advanced guidance, navigation and control, the Nova-C lander carried approximately 100 kilograms of payloads, and shuttled numerous technology demonstrations to the lunar surface. Our goal is for the IM-1 mission to be followed up by IM-2, which will continue to execute experiments and technology demonstrations, including deployment of the Moon’s first drill to test for water ice while also deploying our micro-Nova “hopper”, a drone to test the Nokia LTE network in space. The workhorse of the Nova-C lander is the VR900 LOX/Methane engine, which is a fully additively manufactured (3D printed) rocket engine, which we designed and manufacture in-house. Building off the solid framework of our Nova-C lander systems and structures, we have designed a scalable path for the development and construction of additional vehicles. The Nova-D lander intends to incorporate technologies developed for the Nova-C, and will have a projected payload capacity of 500-2500 kilograms. The Nova-D has completed System Definition Review (SDR). Our largest lander, the Nova-M, will rely on its two VR3500 engines to carry approximately 5,000-7,500 kilograms of payload to the lunar surface. Nova-M is a future development effort. These options are designed to afford flexibility for our customers as we pioneer a thriving, diverse lunar economy and enable a permanent presence on the Moon. Importantly, they are also all based on the same LOX/Methane engine, which is designed and manufactured in-house.

We also offer lunar surface mobility through the lunar rocket-fueled drone, µNova. The µNova is a small robotic, deployable spacecraft that is designed to provide a novel type of mobility to reach extreme lunar environments, such as pits and craters. Acting as a payload on a lander like the Nova-C, µNova deploys once on the lunar surface and uses its own propulsion system to autonomously fly, or “hop,” between locations of interest. Capable of traveling up to 25 kilometers from its host lander with a payload of 5 kilograms, µNova enables a number of mission types, including regional surveys, prospecting of multiple dispersed sites, and accessing hard-to-reach locations like permanently shadowed regions, lunar pits, and craters. The technology is also designed to be scalable to provide similar access for larger payloads over a longer distance. The first µNova is intended to fly to the Moon on IM-2 and perform a demonstration mission at the lunar South Pole for the NASA Tipping Point program.

As of December 31, 2023, the contracted value of our Lunar Access Services business unit includes $292.4 million of NASA CLPS and Tipping Point contracts, $25.1 million of commercial payloads, and $17.5 million of rideshares contracted on IM-1, IM-2, and IM-3. In addition, as of December 31, 2023, we have $1.6 million in commercial sponsorships and content sales, which provides us with another source of revenue outside of our core operations. Our three lunar missions are contracted to fly on SpaceX’s Falcon 9. Looking beyond our IM-3 mission, our contracted value for future missions is $28.9 million and includes commercial landed and rideshare payloads. This mission profile primes the market to expect an annual cadence of lunar access missions so customers can begin to prepare their payloads and business cases now for future missions.

Revenue streams from lunar access are expected to include µNova, lunar surface rover services, fixed lunar surface services, lunar orbit delivery services, rideshare delivery services to lunar orbit, and content sales and marketing sponsorships.
Orbital Services

We will be operating missions and are currently developing technologies that are designed to enable services including satellite delivery and rideshare, satellite servicing and refueling, space station servicing, satellite repositioning, and orbital debris removal. Our Orbital Services business is designed to mainly support satellites and stations in Earth and lunar orbits.

Our Orbital Services consists of leveraging our technologies and government funds to establish a foothold in capturing the growing orbital services market. The technologies we are working to leverage include mechanism and robotics capabilities, propulsion, Nova-C optical navigation, rendezvous and proximity operations, and satellite capture.

We have made significant progress to date in orbital services. Most recently in 2023, we were awarded as the prime contractor by NASA on the OMES III contract with a value of up to $720.0 million, where we will lead the NASA Landsat Servicing mission. Additionally, we were also awarded the Joint Energy Technology Supplying On-Orbit Nuclear Power contract (“JETSON”), that further expands our relationship with NASA and emphasizes our capabilities in key technology focus areas. We are also pursuing work with National Security Space in order to leverage domain expertise for demonstrations of orbital servicing, debris removal, rideshares, and Space Domain Awareness.

Lunar Data Services

We believe that our Lunar Data Services offering is made up of a validated and complete lunar communications solution. Our Lunar Data Network (“LDN”) consists of our Nova Control Lunar Operations Center, our existing global collection of dishes called the Lunar Telemetry, Tracking and Communications Network (“LTN”), and a planned Cislunar Relay Constellation (Khon Satellites comprising our Khonstellation) to be deployed on future missions. We intend to leverage our strategically positioned ground stations across Earth to offer continuous lunar coverage, facilitating secure lunar communications, navigation, and imagery. Providing Lunar Data Services is designed to allow us to provide lunar network services to NASA, the U.S. Space Force and commercial clients, which we believe will be an increasingly important priority given China’s recent declaration that they intend to build their own lunar satellite network. We believe that we are one of the few companies capable of providing a commercial lunar communication network as an alternative to NASA’s aging and overtasked Deep Space Network (DSN) assets, which we believe will allow connectivity with the far side of the Moon and support robotic and human missions to the South Pole of the Moon.

Our network is secured by layered levels of protection including advanced architecture, Crowdstrike endpoint and antivirus, and Splunk advanced Security Information & Event Management (“SIEM”) control. Our Nova Control Lunar Operations Center is a world-class control center located at our headquarters in Houston, Texas. Built from the ground up by our highly experienced team, Nova Control enables collaboration, innovation and seamless operations, in this 24-hour facility that was designed to provide tracking, telemetry and communications support for cislunar space and the surface of the Moon.

Our lunar network can provide line of sight communication and will provide lunar South Pole and far-side coverage, lunar positioning services (GPS for the Moon), data relay, and data storage/caching. We continue to bid for contracts including our recent submission to NASA solicitation for Near Space Network Services, a ten-year multi-award contract for communication services direct to / from earth and data relay and navigation services in and around the vicinity of the moon.
Space Products and Infrastructure

This business unit includes propulsion systems, navigation systems, engineering services contracts, lunar mobility vehicles (rovers and drones), power infrastructure (Fission Surface Power), and human habitation systems.

With extensive manufacturing capabilities, an in-house composites shop, and robust machine shop, we are able to find solutions for the prototyping or production challenges our customers face. Our manufacturing facility currently houses two EOS M290 manufacturing machines capable of creating manufactured parts in several characterized materials, including Inconel (IN625) and Titanium (Ti64). Our facility also houses the IM 3D design studio and post processing facilities that enhance development of in-house, manufactured parts. With these capabilities, we are positioning ourselves to rapidly manufacture on-demand prototypes, development parts, flight units and spares with a focus on producing small series and high-quality serial productions of metal manufactured components.

We also have rich experience and unique capabilities with engines, ignitors, controllers, encoders, gimbals, and diverse test facilities that allow us to rapidly develop propulsion systems. We successfully test-fired our VR3500 Moon lander engine for over 600 seconds, breaking the continuous test duration record on Marshall Space Flight Center’s Test Stand 115 - within four months from contract award. Our LOX/Methane engines are unique for in-space propulsion, in that they have demonstrated safety in handling and testing here on the ground, as well as reliable performance in space, and will enable our vehicles to fly more direct trajectories to the Moon. This is important because higher performance allows us to transit the Van Allen belt once compared to lower thrust systems which require several transits, which greatly reduces the risk of damage to our vehicle avionics due to high energy particles (radiation). The workhorse of our engine fleet is the 900lbf thrust class VR900. This engine has undergone hundreds of hours of testing and design, and successfully powered our Nova-C lander to the lunar surface on IM-1 in February 2024. We also have engineered the VR3500 Engine. The VR3500 development and testing was performed on contract for Boeing’s Human Landing System (HLS) NextSTEP-2 in support of NASA’s Artemis program to return humans to the lunar surface. Our team designed, developed, built, and tested the engine within four months of contract award. This is an example of how our team combines innovation and experience to rapidly deliver results.

Our broad experience in automated systems includes avionics, communications, navigation, guidance and control systems, rendezvous and proximity operations, synthetic perception technology and human-machine interfaces. Specifically, our team brings extensive experience from NASA’s Morpheus and ALHAT (Autonomous Landing and Hazard Avoidance Technology) projects and the efforts of the Precision Landing and Hazard Avoidance (PLHA) community. We helped validate the Natural Feature Tracking (NFT) system for the OSIRIS-REx mission, which enabled precision landing on the asteroid Bennu. We have developed a PLHA system with Terrain Relative Navigation (TRN) using optical and laser measurements for precise and safe landing on a celestial body. We continue to mature our PLHA technology with the support of a nationwide academic network for incorporation into our Nova-C missions to the lunar surface in 2024 under the IM-1 missions.

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

We have recently submitted a proposal to NASA to prime the Electrical Systems Engineering Support IV contract (“ESES”) that will expand our capabilities in this business unit.
Our Customers and Partners

We are an integral partner to our customers and partners. We execute on our commitments and develop solutions for our customers’ toughest challenges.

Our customers include, but are not limited to:

U.S. Government

•NASA.  We are partnered with NASA and service NASA through three missions to date under their CLPS contract program. We work to provide NASA with access to the lunar surface as well as cislunar data for science, technology, and infrastructure. The IM-2 mission is also contracted by NASA and will be the first spacecraft to drill for lunar ice. The mission will also be a part of NASA’s Tipping Point with the µNova Hopper.

•U.S. Department of Defense. In 2023, we won our first significant award with the U.S. Department of Defense (“U.S. DoD”) Air Force Research Laboratory, a $9.5 million JETSON contract.

Commercial

Our domestic customers for our first 3 missions include customers such as Columbia Sportswear Company, Nokia Corporation, Aegis Aerospace, Inc., and AstroForge.

International

Our international customers include international space agencies including our largest international customer, a contract for $16.8 million to provide lunar rover services.

Our Partners

We also have partners in the industry including:

•KBR.  KBR, Inc. (“KBR”) is a U.S.-based science, technology and engineering firm. In the ordinary course of business, we regularly provide engineering services to KBR. KBR also owns a 10% interest in Space Network Solutions (“SNS”), one of our operating subsidiaries. The SNS joint venture won the OMES III contract on April 18, 2023 to conduct servicing of NASA’s LandSat-7. In May 2023, Science Applications International Corp., which previously held the OMES II contract, filed a bid to protest the grant of the contract to SNS. The U.S Government Accountability Office affirmed NASA’s decision on the OMES III contract in August 2023.

•X-energy.  X-energy is a nuclear reactor and fuel design engineering company, developing Generation IV high-temperature gas cooled nuclear reactors and TRISO-X fuel to power them. We are partnered with them in a joint venture in the pursuit of nuclear space propulsion and surface power systems in support of future exploration goals, and has received one of three awards from NASA to design a 40kW fission surface power system for the lunar surface. We and X-energy are currently executing the fission surface power design contract through a joint venture called IX, LLC. Dr. Kamal Ghaffarian, our co-founder and chairman of our Board, is a co-founder and current member of management of X-energy.

•Jacobs.  Jacobs Engineering Group Inc. (“Jacobs”) is a U.S.-based technical, engineering and science firm that provides services for a broad range of clients globally including companies, organizations, and government agencies. We are partnered with Jacobs under a teaming agreement and subcontract for NASA’s JSC Engineering, Technology, and Science program (“JETS Program”).

•Boeing Airplane & Transport Corporation. Boeing Airplane & Transport Corporation (“Boeing”) is a U.S. -based global aerospace company that develops, manufactures, and services commercial airplanes, defense products, and space systems. In 2023, we bid as a prime and partnered with Boeing on NASA’s Lunar Terrain service bid to develop NASA’s next generation lunar terrain vehicle for exploration and development on the Moon.

•Northrop Grumman Corporation. Northrop is a U.S.-based global aerospace and defense technology company. We are teaming up with Northrop and several other leading companies to design a Lunar Terrain Vehicle (“LTV”) to transport NASA’s Artemis astronauts around the lunar surface. We will build our capability developed through NASA’s CLPS initiative to meet NASA and commercial demand for larger lunar surface payload delivery. Our Nova-D spacecraft utilizes four liquid methane/oxygen engines from the mature Nova-C program for precision landing on the Moon.

•Maxar Intelligence - Maxar Intelligence, is a provider of secure, precise, geospatial intelligence. We are teaming with Maxar on various Space Products & Infrastructure contracts, including as a subcontractor under the OMES III contract recently awarded to Space Network Solutions, LLC joint venture and the fission surface power contract executed by IX, LLC joint venture.
Our Competitive Position

We believe we are well positioned to become a leading player in a fast growing market. Our competitive strengths include:

•First Mover Advantage:  We are a first mover in a new category with an untapped addressable market according to Northern Sky Research’s (“NSR”) 2022 Moon Markets and Earth Orbital Services Market Analysis reports. We are a ten year technology and space company and is in the leading position in NASA’s return to the Moon with approximately $79.5 million in 2023 fiscal year revenues. We believe we are also a first mover in lunar transport and communications systems. We also believe that we have an established, highly defensible, and scalable technology position providing lunar transport, landing, and data relay services.

•Contracting TAM Well Beyond NASA:  The accessible total addressable market for us is approximately $120.0 billion over the next decade according to NSR. Our total addressable market includes the U.S. DoD and Space Force spending, along with spending by the U.S. intelligence community, which have prioritized the Moon via strong bipartisan support, especially given recent geopolitical developments and the race to space from Russia and China. Our total addressable market is underpinned by large end markets, including space exploration, national security space, and commercial satellite services.

•Differentiated Technology Offering:  We have innovated key technology and lunar features and capabilities, including: LOX and Methane Propulsion, Optical NAV System, Lunar Communications, RE-Entry and Landing, RPO and Capture and Extreme Surface Mobility.

•High Quality Business Model:  We have significant intellectual property assets and high return on invested capital at scale with a durable growth trajectory and margin expansion in a non-cyclical sector. We are growing from $8 million in revenue in 2018 to $79.5 million in revenue in 2023, and with approximately $268.6 million in contracted backlog as of December 31, 2023, with the expectation and belief that we will continue to secure sizeable near-term awards in the near future. Our revenue is expected to transition from government contracts to commercial services sales through successful missions showcasing capabilities as the cislunar economy develops and as we mature as a company.

•World-class Management Team:  Our management team possesses a valuable combination of experience and vision. In addition to their technical knowledge, our team has extensive experience operating and leading companies and a strong track-record of building market making businesses.

Our Growth Strategy

We are pursuing the following growth strategies:

Continuing to build on first mover advantage in lunar transport: We are a company of firsts. Our first mission was IM-1, and became the first commercial lander on the Moon, the first ever mission to the South Pole of the Moon, and the first

U.S. lander on the Moon since the Apollo 17 mission in 1972. Our second mission for IM-2 is also being designed to achieve a multitude of firsts: first to drill for water ice on the Moon, first to develop and operate a lunar hopper in history, and first to deploy a data relay satellite in lunar orbit. Some of our other firsts from missions and accomplishments include: first to utilize a cryogenic propulsion system for deep space missions, first to work with a commercial partner to deliver lunar payloads, first to establish a commercial lunar and deep space communications network, and first to partner with JSC Astro-Materials Curations Office to certify lunar material. We also intend to build on our first mover advantage gained through these accomplishments and leverage them into positions on new contracts in the future.

Enhancing capabilities and pursuing opportunities in adjacent lunar markets: We intend to scale and expand our existing capabilities in order to provide a complete suite of lunar economy services. This offering is designed to include products and services critical to Commercial Landers, Lunar Data Services, Crewed Lunar Missions, Lunar Transportation Services, Lunar Terrain Vehicle Services, Lunar Power Services, and Lunar Habitats.

Pursuing orbital services opportunities: We intend to leverage our technologies and government funds to establish a foothold in the orbital services market. Some of our key technologies, such as robotics, Nova-C optical navigation and Rendezvous Proximity Operations and Capture (“RPOC”), and satellite capture, have enabled key progress towards this aim to date. This progress includes rideshare contracts and two licensed NASA active debris removal patents.

Leveraging capabilities in the lunar and satellite services market: We plan to leverage government contract successes such as the OMES III award to build a commercial customer base and develop the industry partnerships required for our next phase of growth. Leveraging these government contracts as well as our differentiated capabilities will allow us to establish a foothold in the emerging satellite servicing market
Our Competition

Competition in our addressable market is mainly divided between incumbents, such as Northrop Grumman and Lockheed Martin who pursue larger, more complex contracts such as manned lunar missions, and next generation players, including our competitors on the CLPS contract such as Astrobotic, Draper Laboratories, and Firefly Aerospace.
Our Operations

Sales:  Our sales organization operates directly and via our extensive customer and partner network, which spans across North America, Europe, Asia, and Australia. Our partner network consists of our rideshare delivery providers, lunar surface mobility providers, payload providers, communication satellite provider, and ground segment providers.

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

The team drives our overall market positioning and messaging across our key audiences and vertical markets, as well as provides strategic go-to-market assessments of use cases that emerge from new product capabilities and the market landscape. Our communications team works with targeted industry influencers and media outlets to drive interest through media channels, including blogs, social media, and video. This approach is important for our strategy to capture the entire market opportunity encompassing not only NASA and U.S. DoD, but also commercial aerospace and non-traditional customer segments engaged in partnership and content activity, who value brand activation from these engagements.

Supply Chain

Our ability to manufacture and operate our spacecraft is dependent upon sufficient availability of raw materials and supplied components including avionics, flight computers, radios, electrical power systems and fuel tanks.

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
Manufacturing, Assembly and Operations

We have an integrated manufacturing facility in Houston, TX which includes our corporate headquarters and our Lunar Production and Operations Center (“LPOC”) at the Houston Spaceport at Ellington Airport which was completed in late 2023. The LPOC serves as a production and testing facility of lunar lander components and other aerospace related operations and features tiered storage, an advanced loading dock, and a production area with 45-foot ceilings and crane capable of handling all Nova Lunar Lander designs. The manufacturing capability supports R&D, rapid prototyping and flight level hardware in an integrated and disciplined manner applying the correct level of rigor to the appropriate process. We leverage a strong culture of personal accountability to ensure efficiency and world class results of operations within our operations group. We are ISO 9001:2015 and AS9100D certified and adhere to the appropriate quality and process controls on a continuous basis. See “Item 2 Properties” for further discussion of our facilities.
Human Capital

As of December 31, 2023, we had 382 employees throughout our operations. We value technical expertise, original thinking, adaptability, and a willingness to collaborate with our excellent team. While our original workforce is rooted in aerospace, we welcome new perspectives and technology expertise as we grow. Intuitive Machines’ People Strategy strives to keep pace with our organization’s pioneering spirit, and specialized technologies, products and talent. Execution belongs to all of leadership, as we shape IM for future growth while retaining our culture. Our People Strategy is supported by competitive compensation and benefits and we have recently revamped our total rewards programs. We further focus efforts on championing inclusion and diversity, so that all IM employees can bring their authentic selves to work. In addition, we are proud supporters of our veterans and active-duty employees.
Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademarks, trade secrets, copyrights, license agreements, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property. We enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information. We continually review and update our intellectual property portfolio to help ensure that we have adequate protections and rights.

Government and Environmental Regulations

Government Regulations

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur or will incur costs to monitor and take actions to comply with governmental regulations that are or will be applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, export and import control, economic sanctions and trade embargo laws and restrictions and regulations of the U.S. Department of Transportation, FAA, FCC and other government agencies in the United States.

We contract with U.S. government agencies and entities, principally NASA, which requires that we comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. government contracts are generally subject to the Federal Acquisition Regulation (the “FAR”), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, other agency-specific regulations that implement or supplement the FAR and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment and audit requirements. Depending on the contract, these laws and regulations require, among other things:

•certification and disclosure of all cost and pricing data in connection with certain contract negotiations;
•defining allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-type U.S. government contracts;
•compliance with Cost Accounting Standards for U.S. government contracts (“CAS”);
•reviews by the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency (“DCMA”) and other regulatory agencies for compliance with a contractor’s business systems;
•restricting the use and dissemination of and require the protection of unclassified contract-related information and information classified for national security purposes and the export of certain products and technical data; and
•prohibiting competing for work if an actual or potential organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated, neutralized or avoided.

We perform work under cost-reimbursable contracts with NASA and other U.S. governmental agencies. If the U.S. government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties. If performance issues arise under any of our government contracts, the customer retains the right to pursue remedies, which could include termination under any affected contract. Generally, our customers have the contractual right to terminate or reduce the amount of work under our contracts at any time.

Further, our business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Trade in Arms Regulations administered by the U.S. Department of State (“ITAR”) and the Export Administration Regulations (“EAR”). See “Risk Factors - Risks Relating to Our Business and Industry” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

Environmental Regulations

We are subject to various federal, state, provincial, local, and international environmental laws and regulations relating to the operation of our business, including those governing pollution, the handling, storage, disposal and transportation of hazardous substances and the cleanup of contamination should it arise. The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for a release of hazardous substances at our sites could result in significant costs, including cleanup costs, fines, sanctions, and third-party claims. In addition, we could be affected by future regulations imposed in response to concerns over climate change, other aspects of the environment or natural resources.

At this time, we do not believe that federal, state, and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business.

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

Item 1A. Risk Factors

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

Further, uncertainty about the effect of the Transactions (as defined in Note 1 in our consolidated financial statements) on our business, employees, customers, third parties with whom we have relationships, and other third parties, including regulators, may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel. The departure of key employees because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us could have a negative effect on our business, financial condition or results of operations.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have a limited operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. While our business has grown, and much of that growth has occurred in recent periods, the markets for launch services, space systems, spacecraft components and space data applications may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

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

In order to achieve the substantial future revenue growth we have projected, we must develop and market new products and services. We intend to expand our operations significantly. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will include:

•hiring and training new personnel;

•developing new technologies;

•controlling expenses and investments in anticipation of expanded operations;

•upgrading the existing operational management and financial reporting systems and team to comply with requirements as a public company; and

•implementing and enhancing administrative infrastructure, systems and processes.

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

We have a history of net operating losses and may not achieve profitability in the future. We will need substantial additional capital to fund our operations. If we fail to obtain additional capital, we may be unable to sustain operations.

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

Customer concentration creates risks for our business.

For the year ended December 31, 2023, approximately 74% of our revenues came from one major customer. To the extent that any large customer were to default or otherwise fail to perform or be delayed in the fulfillment of its contractual obligations to us, changes its ordering patterns or business strategy, or otherwise reduces its purchases or stops purchasing our products or services, or if we experience difficulty in meeting the demand by these customers for our products or services, our revenues and results of operations could be adversely affected.

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

Disruptions in U.S. government operations and funding could harm our business, results of operations, and financial condition could be harmed.

Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings, and cash flows. A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings, and cash flows. Continued uncertainty related to recent and future government shutdowns, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations.

Unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities could have a material adverse effect on our business, financial condition and results of operation.

We manufacture and operate highly sophisticated spaceflight systems that depend on complex technology. We also work cooperatively with our suppliers, subcontractors, venture partners and other parties (collectively, “Third Parties”). Failures and disruptions or compromises to our or our Third Parties’ systems may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, bugs or vulnerabilities, physical or electronic break-ins, human error, intentional conduct, targeted cyberattacks, or similar events or incidents. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our spaceflight systems and our facilities meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, pilot error, failure of Third Party safeguards, natural disasters, cyber-attacks, or other intentional acts, that could result in potential safety risks. There can be no assurance that our preparations, or those of Third Parties, will be able to prevent any such incidents.

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

Our business involves significant risks and uncertainties that may not be covered by insurance. Also, due to the inherent risks associated with commercial spaceflight, there is the possibility that any accident or catastrophe could lead to the loss of human life or a medical emergency.

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

In addition, we have in the past and may in the future experience delays in manufacturing or operations as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the ITAR and other restrictions on transfer of sensitive technologies. Additionally, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

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

Our business is substantially dependent on contracts entered into with customers, in the ordinary course of business. Our budgeted capital expenditures, forecasted growth and strategic plan are based on revenues expected to be generated pursuant to signed contracts existing as of the date such budget, forecast and strategic plan are approved by management and our Board. If a customer were to default or otherwise fail to perform or be delayed in the fulfillment of its contractual obligations to us, we would be required to adjust our budget, forecasts and strategic plans to mitigate the impact of such circumstance, which may negatively affect our business, financial condition, cash flows and/or liquidity. Additionally, if the scope of anticipated work related to any customer contract were to change due to unforeseen circumstances or evolving requirements of one or more of our counterparties, we may be unable to generate revenue on our anticipated timeline or may be required to incur increased costs from those originally estimated for a project, which could cause our budgets, forecasts and plans to be inaccurate. For instance, due to a change in the landing site of the IM-1 mission and an incremental delay in milestone payments due to a now-resolved technical issue, certain revenue associated with this mission have shifted to 2024. While we endeavor to mitigate this risk by assuming potential delays in revenue generation and estimated contract progress when preparing our budget, forecast and strategic plans, it is not possible to predict with accuracy the impact of any default, failure to perform or delay, which results in our inability to completely mitigate such risks. As such, the counterparty default, failure to perform or delay in performance may have a material adverse impact on our business, financial condition and results of operations.

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

Global pandemics, epidemics, outbreaks of infectious diseases or public health crises have disrupted our business and could have a material adverse effect on our future results of operations and financial performance.

The global spread of COVID-19 and other pandemics, epidemics, outbreaks of infectious diseases or public health crises across the globe have disrupted, and may in the future disrupt our business, which could materially and adversely affect our financial condition, results of operations, cash flows and/or future expectations. Our business, operations and financial performance have been, and may continue to be affected by the still ongoing macroeconomic impacts resulting from the COVID-19 pandemic. Any health crisis may negatively affect worldwide economic and commercial activity, disrupt global supply chains and the labor market and create significant volatility and disruption of financial and commodity markets. The extent to which our business will continue to be affected and may in the future be affected by pandemics, infectious disease outbreaks and other public health crises depends on a number of factors outside of our control, including but not limited to the extent and duration of labor disruptions, business operations disruptions from quarantines, travel restrictions and other requirements imposed by regulators and health authorities, delays, modifications and terminations of contracts, supply chain disruptions, increased cybersecurity and data protection risks, increased costs of doing business and other macroeconomic disruptions.

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

Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for U.S. government fiscal year 2024 and thereafter due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

•The U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate;

•U.S. government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. government spending priorities and levels; and

•We may experience declines in revenue, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state and local governments.

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

As a public reporting company, we are subject to rules and regulations established by the SEC regarding our internal control over financial reporting. Our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A Common Stock and your investment.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. This assessment, pursuant to Section 404(a) of the Sarbanes-Oxley Act, must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, once we are no longer an emerging growth company, pursuant to Section 404(b) of the Sarbanes-Oxley Act, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements to our consolidated financial statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in, and the value of, our Class A Common Stock.

As an emerging growth company, we are in the process of developing our internal processes and procedures to accommodate our growth in recent years and the transition to a public-company environment during the year ended December 31, 2023. As previously reported, in the course of preparing the consolidated financial statements of Intuitive Machines, LLC as of December 31, 2022, our management identified three material weaknesses in our internal controls over financial reporting. These material weaknesses primarily related to controls over the Company’s processes for revenue recognition, significant and unusual transactions, and segregation of duties related to manual journal entries, which could have resulted in a misstatement of one or more account balances or disclosures potentially leading to a material misstatement to the annual or interim consolidated financial statements which may not been prevented or timely detected. Although we believe these deficiencies no longer rise to the level of material weaknesses as of December 31, 2023 (as further discussed in Item 9A. Controls and Procedures of this Annual Report on Form 10-K), we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.

Any unremediated material weaknesses could result in material misstatements to our future annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

In the future, we may incur additional indebtedness. Our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;

•limiting our ability to obtain additional financing;

•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•limiting our flexibility to plan for, or react to, changes in our business; and

•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed. However, actual results will vary from our guidance and the variations may be material. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook as of the date of release with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

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

Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this “Risk Factors” section and the following factors, among others:

•the terms of customer contracts that affect the timing of revenue recognition;

•variability in demand for our services and solutions;

•commencement, completion or termination of contracts during any particular quarter;

•timing of shipments and product deliveries;

•timing of award or performance incentive fee notices;

•timing of significant bid and proposal costs;

•the costs of remediating unknown defects, errors or performance problems of our product offerings;

•variable purchasing patterns under blanket purchase agreements and other indefinite delivery/ indefinite quantity contracts;

•restrictions on and delays related to the export of defense articles and services;

•costs related to government inquiries;

•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•strategic investments or changes in business strategy;

•changes in the extent to which we use subcontractors;

•seasonal fluctuations in our staff utilization rates;

•changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and

•the length of sales cycles.

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

We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, recoverability of assets, valuation of derivatives and nonredeemable non-controlling interests, contingencies, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.

Risks Relating to Our Organizational Structure

Our principal asset is our interest in Intuitive Machines, LLC, and, accordingly, we will depend on distributions from Intuitive Machines, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement, and to pay dividends. Intuitive Machines, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of Intuitive Machines, LLC Common Units, Intuitive Machines, LLC Warrants, Intuitive Machines, LLC Preferred Investor Warrants, New Warrants, Conversion Warrants and Series A Preferred Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future are dependent upon the financial results and cash flows of Intuitive Machines, LLC and its subsidiaries and distributions we receive from Intuitive Machines, LLC. Intuitive Machines, LLC and its subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions.

We anticipate that Intuitive Machines, LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Intuitive Machines, LLC Common Units and Series A Preferred Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Intuitive Machines, LLC. Under the terms of the Amended and Restated (“A&R”) Operating Agreement, Intuitive Machines, LLC is obligated, subject to various limitations and restrictions, including with respect to any applicable credit agreements, to make tax distributions to holders of Intuitive Machines, LLC Common Units and Series A Preferred Units, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant.

We intend, as its managing member, to cause Intuitive Machines, LLC to make (i) pro rata tax distributions to the members of Intuitive Machines, LLC (“Intuitive Machine Members”) in an amount sufficient to fund all or part of their tax obligations in respect of taxable income allocated to them and to cover our tax obligations, other than with respect to income allocated to the Series A Preferred Units, but including payments due under the Tax Receivable Agreement, (ii) additional tax distributions to us to the extent necessary to cover our tax obligations with respect to income from the Series A Preferred Units and (iii) distributions to us to pay our operating expenses and to fund any dividends, including dividends made on the Series A Preferred Stock. However, Intuitive Machines, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Intuitive Machines, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Intuitive Machines, LLC insolvent. If we do not have sufficient funds to pay our tax or other liabilities or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in a termination of the Tax Receivable Agreement and the acceleration of payments due under the Tax Receivable Agreement.

Under the A&R Operating Agreement, we intend to cause Intuitive Machines, LLC, from time to time, to make pro rata distributions in cash to each holder of Intuitive Machines, LLC Common Units (including us) in amounts at least sufficient to cover the taxes imposed on their allocable share of net taxable income of Intuitive Machines, LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and to Intuitive Machines, LLC’s other members, (ii) the lower tax rate applicable to corporations compared to individuals, and (iii) certain tax benefits that we anticipate from (a) future purchases or redemptions of Intuitive Machines, LLC Common Units from the Intuitive Machines Members (other than us) and (b) payments under the Tax Receivable Agreement, these cash distributions may be in amounts that exceed our actual tax liabilities with respect to the relevant taxable year, including our obligations under the Tax Receivable Agreement. Our Board will determine the appropriate uses for any such excess cash, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Intuitive Machines, LLC Common Units and corresponding shares of Class A Common Stock will be made as a result of any cash distribution by us or any retention of cash by us, and in any event the ratio will remain one-to-one. To the extent we do not distribute such excess cash as dividends on our stock, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Intuitive Machines, LLC, which may result in shares of our Class A Common Stock increasing in value relative to the value of Intuitive Machines, LLC Common Units. Following such loan or a contribution of such excess cash to Intuitive Machines, LLC, we may, but are not required to, make an adjustment to the outstanding number of Intuitive Machine, LLC Common Units held by the Intuitive Machines Members (other than us). In the absence of such adjustment, the Intuitive Machines Members may benefit from any value attributable to such cash and/or loan balances if they acquire shares of Class A Common Stock in exchange for their Intuitive Machines, LLC Common Units, notwithstanding that such holders may have participated previously as holders of Intuitive Machines, LLC Common Units in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with the TRA Holders (as defined below) requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

In connection with the consummation of the Transactions, we entered into a Tax Receivable Agreement with Intuitive Machines, LLC and certain Intuitive Machines Members (the “TRA Holders”). Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Holders equal to 85% of the amount of cash tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize (calculated using certain assumptions), as a result of the Existing Basis, Basis Adjustments and Interest Deductions (each as defined below). The actual amount of cash tax savings will depend on, among other things, changes in the relevant tax law, whether we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement and the timing of any future redemptions or exchanges of Intuitive Machines, LLC Common Units. We will depend on cash distributions from Intuitive Machines, LLC to make payments under the Tax Receivable Agreement. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the purchase of Intuitive Machines, LLC Common Units and Intuitive Machines, LLC Common Unit exchanges, and the resulting amounts we are likely to pay out to the TRA Holders pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial.

The payment obligation is an obligation of us and not of Intuitive Machines, LLC. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid by us. Payments under the Tax Receivable Agreement are not conditioned upon one or more of the TRA Holders maintaining a continued ownership interest in Intuitive Machines, LLC or us. Furthermore, if we experience a Change of Control (as defined under the A&R Operating Agreement), which includes certain mergers, asset sales and other forms of business combinations, we would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A Common Stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A Common Stock.

In addition, decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the Tax Receivable Agreement. For example, the earlier disposition of assets following a redemption or exchange of Intuitive Machines, LLC Common Units may accelerate the recognition of associated tax benefits for which we would be required to make payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before a redemption or exchange of Intuitive Machines, LLC Common Units increase the tax liability of the TRA Holders (or their transferees or assignees) without giving rise to any rights to receive payments under the Tax Receivable Agreement with respect to tax attributes associated with such assets.

The ability to generate tax assets covered by the Tax Receivable Agreement, and the actual use of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges of Intuitive Machines, LLC Common Units by, or purchases of Intuitive Machines, LLC Common Units from, the TRA Holders (or their transferees or other assignees), the price of our Class A Common Stock at the time of the redemption, exchange or purchase; the extent to which such redemptions, exchanges or purchases are taxable; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the tax rates and laws then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest.

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which are complex and factual in nature, and the Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s rights and obligations under the Tax Receivable Agreement, then our ability to settle such challenges may be restricted by the rights of the TRA Holders pursuant to the Tax Receivable Agreement, and such restrictions apply for as long as the Tax Receivable Agreement remains in effect. In addition, we will not be reimbursed for any cash payments previously made to the TRA Holders under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Holder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Holder will be netted against any future cash payments that we might otherwise be required to make to such TRA Holder under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a TRA Holder for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of 85% of the actual cash tax savings that we realize in respect of the tax attributes with respect to a TRA Holder that are the subject of the Tax Receivable Agreement.

If Intuitive Machines, LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Intuitive Machines, LLC might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments we previously made under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We and Intuitive Machines, LLC intend to operate such that Intuitive Machines, LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership, the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exercises of the Intuitive Machines, LLC Options, redemptions and exchanges of Intuitive Machines, LLC Common Units pursuant to the Intuitive Machines Members’ redemption and exchange rights as described under the A&R Operating Agreement or other transfers of Intuitive Machines, LLC units could cause Intuitive Machines, LLC to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate so that redemptions, exchanges and other transfers of Intuitive Machines, LLC units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of Intuitive Machines, LLC, and the A&R Operating Agreement provides for limitations on the ability of unitholders of Intuitive Machines, LLC to transfer their Intuitive Machines, LLC units and will provide us, as managing member of Intuitive Machines, LLC, with the right to impose restrictions (in addition to those already in place) on the ability of owners of Intuitive Machines, LLC to redeem, exchange or otherwise transfer their Intuitive Machines, LLC units to the extent we believe it is necessary to ensure that Intuitive Machines, LLC will continue to be classified as a partnership for U.S. federal income tax purposes.

If Intuitive Machines, LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and for Intuitive Machines, LLC, including as a result of our inability to file a consolidated U.S. federal income tax return with Intuitive Machines, LLC. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreement, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Intuitive Machines, LLC’s assets) were subsequently determined to have been unavailable.

If we were deemed to be an investment company under the Investment Company Act, as a result of our ownership of Intuitive Machines, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

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

As the sole managing member of Intuitive Machines, LLC, we control and operate Intuitive Machines, LLC. On that basis, we believe that our interest in Intuitive Machines, LLC is not an “investment security” as that term is used in the Investment Company Act. However, if we were to cease participation in the management of Intuitive Machines, LLC, our interest in Intuitive Machines, LLC could be deemed an “investment security” for purposes of the Investment Company Act.

We and Intuitive Machines, LLC intend to continue to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

We and Intuitive Machines, LLC are controlled by our Founders (as defined below), whose interests may differ from those of our public stockholders.

Our Founders Dr. Kamal Ghaffarian, Stephen Altemus and Timothy Crain and their permitted transferees (collectively, the “Founders”), have control over all stockholder decisions because they control a substantial majority of the combined voting power. This may limit or preclude your ability to influence corporate matters. As of March 15, 2024, our Founders collectively control approximately 84% of the combined voting power of our common stock as a result of their ownership of Class C Common Stock, each share of which is entitled to three votes on all matters submitted to a vote of our stockholders.

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

Our Founders are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally. Because our Founders hold their economic interest in our business through Intuitive Machines, LLC, rather than through us, they may have conflicting interests with holders of shares of Class A Common Stock. For example, our Founders may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. See “Certain Relationships and Related Party Transactions - Tax Receivable Agreement.” In addition, our Founders’ ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of Class A Common Stock might otherwise receive a premium for your shares over the then-current market price.

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

Risks Relating to the Ownership of Our Class A Common Stock

Delaware law and the Certificate of Incorporation and our bylaws (the “By-Laws”) contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Certificate of Incorporation, By-Laws, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the then-current members of the Board or taking other corporate actions, including effecting changes in management. Among other things, the Certificate of Incorporation and By-Laws include provisions regarding:

•the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the limitation of the liability of, and the indemnification of, our directors and officers;

•the right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;

•the requirement that directors may only be removed from the Board for cause and upon the affirmative vote of the holders of at least 66 2/3% of the total voting power of the then outstanding capital stock;

•a prohibition from and after the time we cease to be a controlled company under applicable Nasdaq rules, on stockholder action by written consent (except for actions by the holders of Class B Common Stock, Class C Common Stock or as required for holders of any series of preferred stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

•the requirement that a special meeting of stockholders may be called only by the Board, the chairman of the Board or chief executive officer or (ii) for so long as we are a controlled company under applicable Nasdaq rules, by our secretary at the request of any holder of record of at least 25% of the voting power of the issued and outstanding shares of capital stock, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•controlling the procedures for the conduct and scheduling of the Board and stockholder meetings;

•the requirement for the affirmative vote of holders of at least 66 2/3% of the total voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions in the Certificate of Incorporation which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•the ability of the Board to amend the By-Laws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the By-Laws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which our stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.

In addition, as a Delaware corporation, we are generally subject to provisions of Delaware law, including the DGCL. Any provision of the Certificate of Incorporation, By-Laws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

The Certificate of Incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for certain types of actions and proceedings between us and our stockholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

The Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or if such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction, will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of Intuitive Machines, Inc. to it or its stockholders, (c) any action asserting a claim against us or our officers or directors arising pursuant to any provision of the DGCL, the Certificate of Incorporation or By-Laws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (d) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the By-Laws or any provision thereof, (e) any action asserting a claim against us or any current or former director, officer, employee, stockholder or agent of Intuitive Machines, Inc. governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. This provision in the Certificate of Incorporation does not address or apply to claims that arise under the Exchange Act; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. To the extent these provisions could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provisions in connection with such claims, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

Dr. Kamal Ghaffarian owns more than 50% of the combined voting power for the election of directors to our Board, and, as a result, we are considered a “controlled company” for the purposes of the Nasdaq rules. As such, we qualify for exemptions from certain corporate governance requirements, including that a majority of the Board consist of “independent directors,” as defined under the Nasdaq rules. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A Common Stock or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters.

Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Our business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A Common Stock or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters.

Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our shares of Common Stock to fall.

Sales of a substantial number of our shares of Class A Common Stock in the public market by our other existing securityholders, or the perception that those sales might occur, could depress the market price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A Common Stock.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, the Equity Incentive Plan or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees and directors under the Equity Incentive Plan. We also intend to raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We believe cybersecurity is critical to advancing the Company’s strategy and the growth of our business. We manufacture and operate highly sophisticated spaceflight systems that depend on complex technology and face a multitude of cybersecurity threats. Threat actors (such as ransomware groups) are becoming increasingly sophisticated and using tools and techniques that are designed to circumvent security controls, to evade detection and to remove or obfuscate forensic evidence. Our information technology systems and networks may be damaged, disrupted, or compromised by malicious events, such as cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

We also work cooperatively with our suppliers, subcontractors, venture partners and other parties. Failures and disruptions or compromises to our or our third parties’ systems may cause targeted cyberattacks or similar events or incidents to impact our business and operations. While we have built operational processes to help ensure the integrity of our design, manufacture, performance and servicing of our systems, there can be no assurance that we will not experience operational or process failures and other problems due to cyber incidents.

Intuitive Machines uses several methods for controlling cybersecurity risks/threats. We use next generation firewall hardware to identify threats and malware and block those in transit before they reach our networks. We use software that identifies malware/viruses and blocks those before execution. We also implement software tools that create weekly reports of vulnerabilities for the Information Technology (“IT”) organization to review and action. Additionally, we have systems that collect logs and events from various elements within the networks including firewalls, servers, network hardware, and user equipment and displays all these events in one place for forensic analysis and tracking. If any security incidents do occur, they are tracked within our incident response system through to closure. We also engage with third party consultants to assess cyber risk to both our mission operations network and our business operations network.

We have not experienced any cybersecurity incidents that have had a material impact on our business strategy, results of operations or financial condition. Our costs to adequately counter the risk of cyber-attacks and to comply with contractual and/or regulatory compliance requirements may increase significantly in the future. If there is a security vulnerability, error, or other bug in one of ours or our critical third-party systems or if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position.

Governance

The Board oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives, senior leadership regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity threats. Our information technology organization, led by our VP of Production & Operations, and our Information Technology Director are responsible for our overall information security strategy, policy and cyber threat detection and response. The current Information Technology Director has 27 years of IT industry experience in operations and cybersecurity planning and implementations for organizations internal to NASA, Jacobs Engineering, and Lockheed Martin. The Information Technology team includes full-time cybersecurity professionals that work routinely with third party security firms along with government and civilian agencies for malware remediation, threat intelligence sharing, and cyber risk analysis exercises. These partnerships provide 24/7 monitoring and remediation, and the shared intelligence flows into regular updates for our evolving security strategies. Our IT operations team has a combined experience of over 50 years combating cyber threats at all levels including military, government, civilian agencies, and corporate enterprise.

The full Board retains oversight of cybersecurity because of its importance to the Company. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate. Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management process.

We have implemented cybersecurity policies and frameworks based on industry and governmental standards. As a government contractor, we must comply with extensive regulations, including requirements imposed by International Standards such as ISO/IEC 20000-1:2018 Information Technology – Service Management and ISO/IEC 27001:2013 Information Technology – Security Techniques, National Institute of Standards and Technology (NIST) Special Publication (SP) 800 Series requirements and controls, Cybersecurity and Infrastructure Security Agency (CISA) guidance, applicable Federal Information Processing Standards (FIPS) and Federal Acquisition Regulations guidance, and are continuing progress towards full implementation of the Cybersecurity Maturity Model Certification (CMMC) 2.0 standards in 2025.

Item 2. Properties

Houston, Texas. Our principal facility is located in Houston, Texas which includes our corporate headquarters and new Lunar Production and Operations Center (“LPOC”) at the Houston Spaceport at Ellington Airport. The center was completed in late 2023 under a ground lease agreement, and spans across about 12.5 acres of real estate, and has more than 100,000 square feet of office and advanced production space. The LPOC serves as a production and testing facility of lunar lander components and other aerospace related operations and features tiered storage, an advanced loading dock, and a production area with 45-foot ceilings and crane capable of handling our Nova Lunar Lander designs.

Greenbelt, Maryland. In relation to the OMES III contract awarded in 2023 to conduct servicing of NASA’s LandSat-7, we have a team of over 100 employees working onsite at the Goddard Space Flight Center to support the project.

Item 3. Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us. Information relating to commitments and contingencies is described in Note 14 - Commitments and Contingencies to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock and Public Warrants are listed on the Nasdaq Stock Market (the “Nasdaq”) under the symbols “LUNR” and “LUNRW,” respectively.

Holders

As of March 15, 2024, there were 46 holders of record of our Class A Common Stock, 0 holders of record of our Class B Common Stock, 5 holders of record of our Class C Common Stock, 1 holder of record of our Series A Preferred Stock, and 1 holder of record of our public warrants. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

Dividend Policy

We have not declared or paid dividends on our common stock to date. We have no current plans to pay dividends on our Class A Common Stock in the foreseeable future. Holders of our Class B Common Stock and Class C Common Stock do not have any right to receive dividends. The declaration, amount, and payment of any future dividends on shares of Class A Common Stock is at the sole discretion of our Board and will depend on a number of factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant.

Unregistered Equity Securities

Sales of unregistered equity securities were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K. Additionally, you may refer to the following footnote disclosures in this Annual Report on Form 10-K for information on these transactions related to unregistered equity securities: Note 3 for information on the Series A Investment related to the Business Combination, Note 9 for information on the sell of securities in a private placement with Armistice Capital Master Fund Ltd, and Note 17 for several subsequent event transactions related to unregistered equity securities.

Issuer Purchases of Equity of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the closing of the Business Combination on February 13, 2023, which was accounted for as a reverse recapitalization in accordance with GAAP, the financial statements of Intuitive Machines, LLC, a Delaware limited liability company and our wholly-owned subsidiary, are now the financial statements of the Company. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I. Item 1A. “Risk Factors” included in this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are currently working to provide access to the lunar surface and collect and transmit cislunar data for science, technology, and infrastructure. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position with a first mover advantage, as evidenced by three Commercial Lunar Payload Services (“CLPS”) awards to date as of December 31, 2023. On February 22, 2024, Intuitive Machines’ Nova-C lander became the first U.S. vehicle to softly land on the lunar surface since 1972 and landed the vehicle further south than any vehicle in the world has ever soft-landed on the Moon. Our Nova-C lander on the IM-1 mission carried approximately 100 kilograms of payloads and executed numerous experiments and technology demonstrations at the lunar surface near the south pole. Our goal is to follow the successful IM-1 mission with IM-2, which will continue to execute experiments and technology demonstrations at the Shackleton Connecting Ridge at the lunar south pole, and IM-3, our third CLPS award, which will land at Reiner Gamma. These missions, along with additional expeditions, are in partnership with NASA, Nokia Corporation, Columbia Sportswear Company, Aegis Aerospace, Inc. and other commercial players. Intuitive Machines offers its customers the flexibility needed to pioneer a thriving, diverse lunar economy and to enable a permanent presence on the Moon.

Additionally, the U.S. Space Forces’ (the “Space Force”) requirement to ensure freedom of action in space is driving their initial focus on cislunar Space Domain Awareness sensors and xGEO Position Navigation and Timing solutions as a result of the ongoing efforts by the United States and the People’s Republic of China (“China”) to return to the lunar surface in a sustainable manner. We believe the U.S. Department of Defense funding for cislunar activities will drive the Space Force to rely on purchasing cislunar commercial services for the next five plus years, as opposed to acquiring and operating new government systems. This funding provides an opportunity for companies such as Intuitive Machines to sell Space Domain Awareness, Position Navigation and Timing, and secure communications to the Space Force, especially given that the commercial sector will be the driving force in providing cislunar products and services due to the capital that is flowing to new space entrants. This, along with other domestic and foreign allied policies, enhances our belief in the growing space economy and why we are well-positioned.

Our Business Model

We primarily generate revenue through our contracts with customers of our lunar access services and by collecting and transmitting cislunar data for science, technology and infrastructure in our Space Products and Infrastructure services. We are a provider and supplier of space products and services that we believe will enable sustained robotic and human exploration to the Moon, Mars, and beyond.

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

Our core technologies underpin our capabilities in four business units: Lunar Access Services, Orbital Services, Lunar Data Services and Space Products and Infrastructure. Under Accounting Standards Codification (“ASC”) 280 “Segment Reporting,” we concluded that our business units operate as one reportable segment. See our Segment Reporting disclosure under Note 2 in our consolidated financial statements for further discussion on our reportable segment.

Lunar Access Services
Our Lunar Access Services business provides reliable and affordable means for governments, companies and individuals to explore and place objects in cislunar space or on the lunar surface. We have developed a complete lunar program that includes mission control, the Nova-C lander, a space-to-ground communications network, and a series of launch vehicle contracts with SpaceX. As of December 31, 2023, we had three missions on the flight manifest, with plans to increase the frequency and complexity of the missions over time. On February 22, 2024, our Nova-C lander on the IM-1 mission became the first U.S. vehicle to softly land on the lunar surface since 1972 and landed the vehicle further south than any vehicle in the world has ever soft-landed on the Moon.

We are currently focused on using our proprietary lunar lander vehicles to execute CLPS contracts for NASA to fly scientific equipment to the lunar surface and support experiments. We also have a robust and growing set of commercial customers pursuing R&D and technology maturation efforts aimed at capturing the growing cislunar economy. This service includes softly landing on the lunar surface while carrying significant payloads, shuttling numerous technology demonstrations to the lunar surface, deploying the first drill to test for water ice on the Moon and deploying drones to test Long Term Evolution networks.
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

Lunar Data Services

Our Lunar Data Services business will establish a private and secure network called the Lunar Data Network (the “LDN”) that sends and receives secure communications, navigation and imagery to and from the Moon. The LDN is designed to support line-of-sight and data relay services for spacecraft in cislunar space and systems anywhere on the lunar surface. We intend to evolve the network to provide backup services to NASA and the U.S. Space Force. The LDN is currently comprised of a mission control center, strategically positioned global ground stations, and base-band units installed at each ground station.

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

Recent Developments
Business Combination and Related Transactions

The Company was formerly known as Inflection Point Acquisition Corp. (“IPAX”), which was a blank check company originally incorporated on January 27, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On September 24, 2021, IPAX consummated an initial public offering, after which its securities began trading on the Nasdaq. On September 16, 2022, IPAX entered into that certain Business Combination Agreement by and between IPAX and Intuitive Machines, LLC.

On February 13, 2023, Intuitive Machines, LLC consummated the previously announced Business Combination and other related transactions as further described in Note 1 - Business Description and Note 3 - Business Combination and Related Transactions to our consolidated financial statements included in Item 8 of Part II of this Annual Report. The Business Combination was accounted for akin to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Business Combination and other related transactions had several significant impacts on our reported financial position and results, as a consequence of the reverse recapitalization treatment.

Private Placement

On September 5, 2023, the Company consummated a securities purchase agreement (the “Purchase Agreement”) with Armistice Capital Master Fund Ltd (the “Purchaser”) pursuant to which the Company agreed to sell securities to the Purchaser in a private placement (the “Initial Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of (i) an aggregate of 4,705,883 shares of the Company’s Class A Common Stock (the “PIPE Shares” and (ii) an accompanying (a) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series A Warrant”) at an exercise price of $4.75 per share and (b) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series B Warrant”) at an exercise price of $4.75 per share, for aggregate gross proceeds of $20.0 million, before deducting related transaction costs of $1.4 million. The Initial Series A Warrant and the Initial Series B Warrant are immediately exercisable and will expire on March 5, 2029 and March 5, 2025, respectively.

After giving effect to the Business Combination, the Private Placement and other related transactions, there are currently (i) 21,029,876 shares of Class A Common Stock issued and outstanding, (ii) 0 shares of Class B Common Stock issued and outstanding, (iii) 70,909,012 shares of Class C Common Stock issued and outstanding, and (iv) 26,000 shares of Series A Preferred Stock issued and outstanding. The shares of Class B Common Stock and Class C Common Stock do not have any economic value but entitle the holder thereof to one and three votes per share, respectively. The Company also has outstanding a total of 21,930,394 Public Warrants and Private Warrants to purchase one share of Class A Common Stock with an exercise price of $11.50 per share and 9,411,766 Series A Warrants and B Warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $4.75 per share. The Company also issued 541,667 Preferred Investor Warrants in conjunction with the issuance of the Series A Preferred Stock to purchase an aggregate 706,522 shares of the Company’s Class A Common Stock with an exercise price of $11.50 per share. The Class A Common Stock, and the Public Warrants and Private Warrants trade on the Nasdaq under the symbols, “LUNR” and “LUNRW”, respectively.

Subsequent Events

Warrant Transactions

On January 10, 2024, the Company entered into a Warrant Exercise Agreement with an existing investor to exercise in full an existing Series B Common Stock Purchase Warrant to purchase up to an aggregate 4,705,883 shares of Class A Common Stock. In consideration for the immediate and full exercise of the existing Series B Common Stock Purchase Warrant, the existing investor received (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,705,883 shares of Class A Common Stock with an exercise price of $2.75 per share and a term of 5 years, 6 months and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,705,883 shares of Class A Common Stock with an exercise price of $2.75 per share and a term of 18 months in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. In connection with the Warrant Exercise Agreement, the Company also agreed to reduce the exercise price of the existing Series B Common Stock Purchase Warrant from $4.75 to $2.50 per share and reduced the exercise price of the existing Series A Common Stock Purchase Warrant from $4.75 to $2.75 per share. The gross proceeds to the Company from the exercise of the existing Series B Common Stock Purchase Warrant was approximately $11.8 million.

In a series of transactions during February 2024, the investor exercised its remaining 4,705,883 Series B and 9,411,766 Series A Common Stock Purchase Warrants providing an additional $38.8 million of gross proceeds to the Company.

Loan and Loan Conversion

On January 10, 2024, the Company entered into a series of loan documents with Pershing LLC, an affiliate of Bank of New York Mellon, pursuant to which Pershing LLC agreed to an extension of credit in an amount not to exceed $10.0 million to the Company (the “Loan Documentation”). Borrowings under this credit facility bear interest at the target interest rate set by the Federal Open Market Committee (“Fed Funds Rate”), subject to a 5.5% floor, plus a margin. For borrowings, the applicable rate margin is 0.9%. The proceeds are available for working capital needs and other general corporate purposes. The credit facility is due on February 22, 2024.

The Loan Documentation included one or more guarantees (the “Credit Support Guarantees”) by Ghaffarian Enterprises, LLC (an affiliate of Dr. Kamal Ghaffarian) (“Ghaffarian Enterprises”) and documentation by which Ghaffarian Enterprises, LLC supported such Credit Support Guarantees with collateral including marketable securities (the “Credit Support”), in each case in favor of the lender for the benefit of the Company. On January 10, 2024, the Company and Ghaffarian Enterprises entered into a credit support fee and subrogation agreement, where the Company agreed to pay a support fee of $148 thousand for the Credit Support.

On January 28, 2024, the Company and the Guarantor entered into a letter agreement (the “Letter Agreement”) pursuant to which, on January 29, 2024: (i) the Guarantor contributed $10.0 million to the Company for purposes of repaying the principal amount owed to the Lender under the Credit Line as of the repayment date specified thereunder (the “Repayment Obligation”), in exchange for which (x) the Company issued to the Guarantor 3,487,278 shares of the Company’s Class A Common Stock and Conversion Warrants described further below. Following the Contribution, the Company all amounts due to the Lender in satisfaction of the Credit Line were repaid in full.

Pursuant to the Letter Agreement, the Company agreed to issue to the Guarantor, pursuant to Section 4(a)(2) of the Securities Act of 1933, (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, with an expiration date of January 29, 2029, and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, with an expiration date of January 29, 2025.

Series A Preferred Stock Conversion

As a result of the Warrant Exercise Agreement on January 10, 2024 in conjunction with the Warrant Transactions discussed above and in accordance with the Certificate of Designation, the Series A Preferred Stock conversion price was reduced to $3.00 per share. In a series of notifications to the Company during February 2024, the registered holder of 21,000 shares of Series A Preferred Stock elected to convert all of its Series A Preferred Stock holdings into Class A Common Stock at a conversion price of $3.00 per share. The Company issued 7,738,743 shares of Class A Common Stock as a result of the conversion.

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
Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section titled Part I., Item 1A. “Risk Factors” in this Annual Report.
Our ability to commence and expand spaceflight mission operations
Our success will depend in large part on our ability to commence and expand our lunar mission operations in 2024 and beyond. We completed our first mission in February 2024 and we are on track to complete the two additional funded missions with a goal of establishing a regular cadence of multiple missions per year of increasing size and complexity by late 2025. This will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for 3 launches as of December 31, 2023, we have $268.6 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue.
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

Ability to continue to capitalize on government expenditures and private enterprise investment in the space economy
Our future growth is largely dependent on our ability to continue to capitalize on increased government spending and private investment in the space economy. From 2019 to 2024, the U.S. federal government increased its space exploration and development budget for NASA by approximately 15.8%, or $3.4 billion. U.S. federal government expenditures and private enterprise investment have fueled our growth in recent years, and it has resulted in our continued ability to secure increasingly valuable contracts for products and services in 2023. An increased focus on U.S. federal government spending could unfavorably impact the space exploration sector in the future. If our existing programs and project pursuits are not focused on the federal government’s higher priorities, our business, prospects, financial condition and operating results could be adversely affected. However, we expect U.S. federal government expenditures and private investment in the space economy will continue to result in increased purchases of our products and services.

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
Interest expense, net
Interest expense, net consists of interest income earned on cash and cash equivalents and short-term investment balances held by us in interest bearing time deposit accounts. Interest expense is incurred on long-term debt.

Change in fair value of earn-out liabilities

Earn Out Units are classified as liabilities transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to stockholders’ equity (deficit) on the consolidated balance sheet. See Notes 2, 3 and 12 of the consolidated financial statements for additional information on the earn-out liabilities.

Change in fair value of warrant liabilities

In connection with the closing of the Private Placement, the Company issued the Initial Series A Warrant and the Initial Series B Warrant (the “Warrants”) which are classified as liabilities on our balance sheet. At each period end, the Warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our consolidated statement of operations. See Notes 10 and 12 of the consolidated financial statements for additional information on the warrant liabilities.
Change in fair value of SAFE Agreements
Prior to closing the Business Combination, Intuitive Machines, LLC issued six SAFE Agreements in late 2021 and early 2022. The funds received upon issuance of the SAFE Agreements were used to fund operations. Pursuant to the guidance under ASC 480 “Distinguishing Liabilities from Equity,” management determined that the SAFE Agreements should be initially recorded as liabilities at fair value and subsequently remeasured at fair value with changes recognized in earnings until conversion at a qualifying financing event or termination of the SAFE Agreements. Upon the consummation of the Business Combination, the SAFE Agreements liability was eliminated and converted into shares of our Class A Common Stock. See Note 10 for additional information on the SAFE Agreements.
Loss on issuance of securities
In connection with the Private Placement as discussed in Notes 9 and 10 to the consolidated financial statements, the Company issued warrants and recognized a loss on the issuance as the fair value of the securities exceeded the gross proceeds at the issuance date. The Company evaluated the terms of the warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value. The subsequent changes in fair value are recognized in earnings in other income (expense) on the consolidated statement of operations.

Other (expense) income, net
Other (expense) income, net primarily consists of expense driven by fair value adjustments related to our Commitment Shares liability as discussed under Equity Facility in Note 3 to the consolidated financial statements, slightly offset by miscellaneous income sources.
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

Net loss attributable to redeemable noncontrolling interest

Noncontrolling interests represents the portion of Intuitive Machines, LLC that the Company controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 68,150,754 Class A and Class B units issued by Intuitive Machines, LLC to the prior investors represents approximately 81.2% of the ownership interests in the Company at the Closing Date. The Company allocates net income or loss attributable to the noncontrolling interests based on the weighted average ownership interests during the period. The net income or loss attributable to noncontrolling interests is reflected in the consolidated statement of operations.

The financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. for the period from February 13, 2023 to December 31, 2023 and resulted in the allocation of approximately 77.1% of Intuitive Machines, LLC’s net loss to noncontrolling interests.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-period comparison of financial results is not necessarily indicative of future results.
The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

	Year Ended December 31,		$ Change
(in thousands)	2023	2022
Revenue	$79,521	$85,946	$(6,425)
Operating expenses:
Cost of revenue (excluding depreciation)	100,472	75,513	24,959
Depreciation	1,376	1,072	304
Impairment of property and equipment	964	—	964
General and administrative expense (excluding depreciation)	32,946	14,868	18,078
Total operating expenses	135,758	91,453	44,305
Operating loss	(56,237)	(5,507)	(50,730)
Other income (expense), net:
Interest expense, net	(823)	(836)	13
Change in fair value of earn-out liabilities	66,252	—	66,252
Change in fair value of warrant liabilities	15,435	—	15,435
Change in fair value of SAFE Agreements	(2,353)	(91)	(2,262)
Loss on issuance of securities	(6,729)	—	(6,729)
Other (expense) income, net	(483)	6	(489)
Total other income (expense), net	71,299	(921)	72,220
Income (loss) before income taxes	15,062	(6,428)	21,490
Income tax (expense) benefit	(40)	23	(63)
Net income (loss)	15,022	(6,405)	21,427
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	(5,751)	(6,405)	654
Net income for the period February 13, 2023 through December 31, 2023	20,773	—	20,773
Net loss attributable to redeemable noncontrolling interest	(42,031)	—	(42,031)
Net income attributable to the Company	62,804	—	62,804
Less: Cumulative preferred dividends	(2,343)	—	(2,343)
Net income attributable to Class A common shareholders	$60,461	$—	$60,461

Revenue
Revenue for the years ended December 31, 2023 and 2022 was primarily driven by NASA and other commercial payload contracts associated with the IM-1, IM-2 and IM-3 missions. The following provides a summary of the material contracts and estimated mission launch dates for each mission impacting our results of operations (estimated contract revenue and contract revenue excludes variable consideration that is constrained):

•The NASA payload contract for the IM-1 mission was awarded in June 2019 with an initial targeted mission launch date in March 2022. Total IM-1 mission estimated contract revenue under NASA and other commercial fixed-priced contracts was $120.1 million as of December 31, 2023. As of December 31, 2022, total IM-1 mission estimated contract revenues were approximately $117.3 million. During the third quarter of 2022, the targeted mission launch date was revised from December 2022 to March 2023. In April 2023, we received an additional modification from NASA to change the targeted landing site within the South Pole extending the targeted mission launch date to no later than February 2024 and increasing contract revenue by approximately $3.1 million.
•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 with a targeted mission launch date in December 2022. Total IM-2 mission estimated contract revenue under NASA and other commercial fixed-priced contracts was $102.1 million as of December 31, 2023 as compared to $106.7 million as of December 31, 2022. One of our commercial rideshare customers opted to re-manifest its payload from the IM-2 mission to the IM-3 mission resulting in a decrease to estimated contract revenues of approximately $4.5 million on the IM-2 mission. The IM-2 mission launch and post-launch services run through June 2024 under our contract with NASA although we anticipate launching after that date as we work with our customer to identify a final targeted landing site that will impact the mission timeline.

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024 under our current contract with NASA. Total IM-3 mission estimated revenue under fixed-priced contracts is $80.9 million as of December 31, 2023 as compared to $78.8 million as of December 31, 2022. The increase in estimated contract revenues for the IM-3 mission is primarily due to the award of a new $2.1 million commercial landed payload received in the first quarter of 2023. The IM-3 mission launch and post-launch services run through June 2024 under our contract with NASA although we anticipate launching after that date as we work with our customer to identify its complement of payloads that will impact the mission timeline.

Total revenue decreased by $6.4 million, or 7%, for the year ended December 31, 2023 compared to the same period in 2022. Revenue on the IM-1 mission decreased approximately $27.9 million to $7.2 million for the year ended December 31, 2023 from $35.2 million for the same period in 2022 primarily due to the mission nearing completion in 2023. As of December 31, 2023, the IM-1 mission was 98% complete and was successfully completed in February 2024. Revenue on the IM-2 mission for the year ended December 31, 2023 was $22.1 million as compared to $25.1 million in the same period of 2022 and was primarily driven by a change in progress towards completion of the IM-1 mission. The IM-2 mission was approximately 92% complete as of December 31, 2023. Revenue from the IM-3 mission increased approximately $5.1 million to $24.9 million for the year ended December 31, 2023 from $19.8 million for the same period in 2022 primarily due to the commercial landed payload contract awarded in the first quarter of 2023 and novation of the commercial rideshare contract in the second quarter of 2023. The IM-3 mission was approximately 64% complete as of December 31, 2023. Revenue from engineering and other services increased approximately $19.5 million including $12.5 million associated with the start up of the OMES III contract in December 2023 and $3.6 million associated with the initial phase of the fission surface power contract which was completed in the third quarter of 2023.
Operating Expenses
Cost of revenue (excluding depreciation)

Total cost of revenue increased by $25.0 million, or 33%, for the year ended December 31, 2023 compared to the same period in 2022. Cost of revenue on the IM-1 mission decreased by $5.1 million due to lower progress as the mission neared completion as well as delay fees in 2022 on launch vehicle costs that did not recur in 2023. On the IM-2 mission, cost of revenue was approximately $31.7 million for the year ended December 31, 2023 compared to $33.0 million in the same period in 2022. IM-3 mission cost of revenue increased approximately $13.7 million primarily due to higher progress as our focus shifted in the latter half of 2023 from final completion of the IM-1 mission and the later phases of the IM-2 mission to ramping up activities on the IM-3 mission. Cost of revenue for engineering and other services projects increased approximately $18.7 million during the year ended December 31, 2023 including $11.6 million associated with the start up of the OMES III contract in December 2023 and $3.6 million associated with the initial phase of the fission service power contract which was completed in the third quarter of 2023.

As of December 31, 2023, all three of our lunar missions were in loss positions, primarily as a result of constrained variable consideration and continued increases in the estimated costs to complete the missions. The IM-1 mission became a loss contract in 2019 primarily as a result of constrained variable consideration. During year ended December 31, 2023, the IM-1 mission accrued loss increased by $10.2 million due to the delay of the targeted mission launch date discussed above. We have included additional labor costs in our cost estimates at completion as result of extending the targeted mission launch date. Additionally, costs increased as a result of technical challenges identified through systems testing in early 2023 primarily associated with electronics and tank valves. On the IM-2 mission, we increased the accrued contract loss by approximately $14.2 million during the year ended December 31, 2023 which was primarily driven by additional labor and subcontractor costs associated with the extension of the targeted launch date as well as increased costs associated with fuel systems and avionics based on our evaluation and consideration of the technical issues encountered on the IM-1 mission. On the IM-3 mission, the accrued contract loss increased by approximately $5.8 million during the year ended December 31, 2023 primarily due to additional estimated labor and subcontractor costs associated with the extension of the targeted launch date.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) increased by $18.1 million for the year ended December 31, 2023 compared to the same period in 2022, driven primarily by our growth to support corporate and business operations, resulting in higher headcount driving increased compensation expense of $2.6 million and related share-based compensation expense of $3.6 million. For the same comparative periods, we incurred increases in expenses related for insurance of $2.3 million and professional services, software licenses and various other administrative costs of $8.0 million primarily associated with being a newly public company and the corresponding need for increased legal and accounting support and information technology infrastructure. The Company also incurred transaction costs of $1.4 million related to the Private Placement during the third quarter of 2023.
Other income (expense), net

Total other income (expense), net favorable change of $72.2 million for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to favorable changes in fair value of the earn-out liabilities of $66.3 million and warrant liabilities of $15.4 million, partially offset by an unfavorable change in the fair value of SAFE Agreements of $2.3 million, and loss on issuance of securities of $6.7 million.

Income tax (expense) benefit

For the years ended December 31, 2023 and 2022, we recognized a combined U.S. federal and state (expense) / benefit for income taxes of $(40) thousand and $23 thousand, respectively. The effective combined U.S. federal and state income tax rates were 0.27% and 0.36% for the years ended December 31, 2023 and 2022, respectively. For year ended December 31, 2023, our effective tax rate differed from the statutory rate primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the year ended December 31, 2022, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.
Backlog
We define backlog as our total estimate of the revenue we expect to realize in the future as a result of performing work on awarded contracts, less the amount of revenue we have previously recognized. We monitor our backlog because we believe it is a forward-looking indicator of potential sales which can be helpful to investors in evaluating the performance of our business and identifying trends over time. We generally include total expected revenue in backlog when a contract is awarded by the customer under a legally binding agreement. Our backlog does not include any estimate of future potential work orders that might be awarded under government-wide acquisition contracts, agency-specific indefinite delivery/indefinite quantity contracts or other multiple-award contract vehicles, nor does it include option periods that have not been exercised by the customer. Due to government procurement rules, in certain cases revenue included in backlog are subject to budget appropriation or other contract cancellation clauses. Nearly all contracts allow customers to terminate the agreement at any time for convenience. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Consequently, our backlog may differ from actual revenue recognized in our financial statements.
The following table presents our backlog as of the periods indicated:

(in thousands)	December 31, 2023	December 31, 2022
Backlog	$268,566	$201,946

Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of December 31, 2023, we expect to recognize approximately 80% of our backlog over the next 12 months during 2024, approximately 3% to 5% over the subsequent twelve months of 2025 and the remaining thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog increased by $66.7 million as of December 31, 2023 compared to December 31, 2022, primarily due to new awards of $184.4 million primarily attributable to the OMES III project for $142.4 million, an international payload on a future mission for $17.6 million, the JETSON contract for $9.5 million, and various other projects. These increases are partially offset by continued performance on existing contracts of $79.5 million and decreases related to contract value adjustments of $38.2 million primarily related to certain time and materials and other contracts.
As of December 31, 2023, our backlog of $268.6 million exceeded our remaining performance obligations of $57.2 million as reported in Note 4 - Revenue to our consolidated financial statements included in this Annual Report. The difference of $211.4 million was primarily due $62.1 million of variable consideration associated with constrained revenue and $149.3 million in backlog related to the funded value of OMES III and various other time and materials service contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
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

	Year Ended December 31,
(in thousands)	2023	2022
Net income (loss)	$15,022	$(6,405)
Adjusted to exclude the following:
Taxes	40	(23)
Depreciation	1,376	1,072
Impairment on property and equipment	964	—
Interest expense, net	823	836
Share-based compensation expense	4,273	624
Change in fair value of earn-out liabilities	(66,252)	—
Change in fair value of warrant liabilities	(15,435)	—
Change in fair value of SAFE Agreements	2,353	91
Loss on issuance of securities	6,729	—
Other expense (income), net	483	(6)
Adjusted EBITDA	$(49,624)	$(3,811)
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(45,279)	$784
Purchases of property and equipment	(29,911)	(16,405)
Free cash flow	$(75,190)	$(15,621)

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

As of December 31, 2023, we had cash and cash equivalents of $4.5 million and a working capital deficit of $51.8 million. As further described in Note 3 - Business Combination and Related Transactions of our consolidated financial statements, on February 13, 2023, Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp. (“IPAX”) and our wholly owned subsidiary, Intuitive Machines, LLC consummated the Business Combination and related transactions. Upon the closing of the Business Combination and issuance of 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) to certain investors, the Company received approximately $34.1 million of gross proceeds to fund operations. Additionally, in connection with the Business Combination, the Company entered into a common stock purchase agreement with an investor establishing a committed equity facility pursuant to which the Company has the right, but not the obligation, to direct the counterparty to purchase up to the lesser of $50.0 million of newly issued Class A common stock and the Exchange Cap (as defined in the common stock purchase agreement), subject to certain requirements and limitations. Additionally, subsequent to the closing of the Business Combination, we received $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and $16.1 million associated with the exercises of Public Warrants.

On September 5, 2023, the Company consummated a securities purchase agreement pursuant to which the Company agreed to sell securities in a private placement which included the issuance by the Company of the PIPE Shares and the accompanying Initial Series A Warrant and Initial Series B Warrant, for aggregate gross proceeds of approximately $20.0 million. See Notes 9 and 10 for additional information on the securities purchase agreement.

Additionally, as further described in Note 17 to our consolidated financial statements, the Company received approximately $60.6 million in gross proceeds from warrant exercises and other equity transactions in the first quarter of 2024.

Management believes that the cash and cash equivalents as of December 31, 2023 and the additional liquidity provided by the equity facility and other subsequent equity transactions discussed above will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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

The credit mobilization facilities require compliance with various covenants customary for agreements of this type, including those restricting our ability to incur debt, incur liens and undergo certain fundamental changes. The credit mobilization facilities also include events of default customary for agreements of this type. As of December 31, 2023, we were in compliance with all covenants under the credit mobilization facilities.

During the third quarter of 2023, we considered options to modify the terms of the Second Amended and Restated Loan Agreement with Live Oak. We received confirmation from Live Oak to defer the $8.0 million principal payment due on August 15, 2023 under the $12.0 million mobilization credit facility pending the outcome of the loan modification. On October 31, 2023, management decided to no longer pursue loan modification and promptly paid the deferred $8.0 million principal payment. On November 3, 2023, we received a letter of good standing from Live Oak stating the Company was current on all payments due and was in full compliance with the terms and conditions of the $8.0 million and $12.0 million mobilization credit facilities under the Second Amended and Restated Loan Agreement. On November 15, 2023, we paid the remaining $4.0 million on the $12.0 million mobilization credit facility.

There was $8.0 million and $20.0 million outstanding under the credit mobilization facilities as of December 31, 2023 and 2022, respectively. See Note 7 - Debt to our consolidated financial statements for additional information related to the credit mobilization facilities.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(45,279)	$784
Net cash used in investing activities	$(29,911)	$(16,405)
Net cash provided by financing activities	$53,924	$12,096
Cash Flows for the years ended December 31, 2023 and 2022
Operating Activities
During the year ended December 31, 2023, our operating activities used $45.3 million of net cash as compared to $0.8 million of net cash provided during the year ended December 31, 2022. The $46.1 million unfavorable change was primarily due to higher operating expenses in 2023 as a result of becoming a public company as well as to support our missions, including increases in headcount and professional service fees, and is also affected by changes in operating assets and liabilities which consist primarily of working capital balances for our projects. Working capital levels may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities.
Investing Activities
During the year ended December 31, 2023, investing activities used $29.9 million of net cash as compared to $16.4 million of net cash used during the year ended December 31, 2022. The $13.5 million increase in cash used was primarily due to capital expenditures associated with equipment to be used for future missions and our new Lunar Production and Operations Center that was completed in late 2023.
Financing Activities
During the year ended December 31, 2023, financing activities provided $53.9 million of net cash as compared to $12.1 million of net cash provided during the year ended December 31, 2022. The $41.8 million increase was primarily associated with $34.1 million in proceeds received upon consummation of the Business Combination and Series A

Preferred Stock issuance which was partially offset by $9.4 million in related transaction costs paid. We also received $12.7 million in cash associated with the termination of a prepaid forward purchase agreement, $20.0 million in proceeds received upon the close of the Private Placement and another $16.1 million in proceeds from the exercise of Public Warrants. These increases were slightly offset by the repayment of a loan under our Credit Mobilization Facility of $12.0 million and member distributions of $8.0 million. During 2022, our financing activities primarily included proceeds from borrowings of $7.9 million and SAFE Agreements of $4.3 million.

Contractual Obligations and Commitments
Lease Commitments
We lease real estate for office space and for administrative, research, marketing and light manufacturing operations. These leases are classified as operating leases with various expiration dates through 2043. See Note 6 - Leases to our consolidated financial statements for more information regarding our lease commitments.

In September 2021, we signed a ground lease agreement for the development of our Lunar Production and Operations Center (“LPOC”) that will serve as a production and testing facility of lunar lander components and other aerospace related operations. The lessor will reimburse up to $40.0 million for certain costs incurred by us for design, construction, and development. Management concluded that it was deemed the owner, for accounting purposes only, of the facility under build-to-suit lease accounting due to its involvement in the construction activities of the facility. Accordingly, we are accounting for the construction of the facility as a financing arrangement. As of December 31, 2022, we had capitalized $10.3 million of construction in progress and a corresponding financing obligation of $9.1 million. Upon completion of the construction, the lease agreement will have an initial term of 20 years with four optional renewal periods of 5 years each.

During the fourth quarter of 2022, construction was completed for the Small Engine Verification facility (the “SEV” facility) portion of the LPOC, and we took possession of the SEV facility. Upon commencement of the SEV facility portion of the lease, management determined that it qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the SEV facility, as the fair value upon completion was determined to be equal to the carrying value. As of December 31, 2023, the Company recorded right-of-use assets of $2.9 million and corresponding lease liabilities of approximately $3.2 million. As of December 31, 2022, the Company recorded right-of-use assets and corresponding lease liabilities of approximately $3.1 million.

During the third quarter of 2023, the remaining construction for the LPOC was near completion, we took possession of the entire facility. Upon commencement of the lease, we determined that the LPOC qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the lunar operations center, as the fair value upon commencement was determined to be equal to the carrying value. As of the lease commencement date, we derecognized approximately $30.4 million of construction in progress and the corresponding financing obligation of $30.4 million associated with capitalized construction costs of the lunar operations center and related reimbursements received from the lessor. We recognized operating lease right-of-use assets of $32.3 million and operating lease liabilities of $26.7 million as of the lease commencement date, which included $5.6 million of reimbursable costs to be received from the lessor. As of December 31, 2023, we have approximately $3.8 million of contractual obligations to complete construction of the LPOC which will be funded through a combination of remaining reimbursements from the lessor and available cash on hand.

For disclosures regarding our Live Oak Credit Mobilization Facility, refer to the preceding discussions under Liquidity and Capital Resources and Note 7 - Debt.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. As of December 31, 2023, we had remaining purchase obligations under non-cancelable commitments with two vendors totaling $37.7 million of which $36.2 million is due within the next twelve months and the remaining $1.5 million is due in the subsequent twelve-month period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
We believe that the following accounting policies involve a high degree of judgement and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. Significant accounting policies employed by us, including the use of estimates, are presented in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report.
The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgements that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Intuitive Machines, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Intuitive Machines, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, mezzanine equity, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
March 25, 2024

INTUITIVE MACHINES, INC.
Consolidated Balance Sheets
(in thousands, except share data and par value)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$4,498	$25,764
Restricted cash	62	62
Trade accounts receivable, net of allowance for expected credit losses of $0 and $836, respectively	16,881	1,302
Contract assets	6,489	6,979
Prepaid and other current assets	3,681	6,885
Total current assets	31,611	40,992
Property and equipment, net	18,349	21,176
Operating lease right-of-use assets	35,853	4,829
Finance lease right-of-use assets	95	—
Deferred income taxes	—	7
Total assets	$85,908	$67,004
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$16,771	$6,081
Accounts payable - affiliated companies	3,493	442
Current maturities of long-term debt	8,000	16,098
Contract liabilities, current	45,511	56,656
Operating lease liabilities, current	4,833	725
Finance lease liabilities, current	25	—
Other current liabilities	4,747	15,178
Total current liabilities	83,380	95,180
Long-term debt, net of current maturities	—	3,863
Contract liabilities, non-current	—	2,188
Operating lease liabilities, non-current	30,550	5,078
Finance lease liabilities, non-current	67	—
Simple Agreements for Future Equity ("SAFE Agreements")	—	18,314
Earn-out liabilities	14,032	—
Warrant liabilities	11,294	—
Other long-term liabilities	4	—
Total liabilities	139,327	124,623
Commitments and contingencies (Note 14)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 26,000 shares issued and outstanding at December 31, 2023	28,201	—
Redeemable noncontrolling interests	181,662	—
SHAREHOLDERS’ DEFICIT
Common units	—	1
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 22,279,876 shares issued and 21,029,876 outstanding at December 31, 2023	2	—
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 70,909,012 shares issued and outstanding at December 31, 2023	7	—
Treasury stock, at cost, 1,250,000 shares at December 31, 2023	(12,825)	—
Paid-in capital	—	14,967
Accumulated deficit	(250,466)	(72,587)
Total shareholders’ deficit	(263,282)	(57,619)
Total liabilities, mezzanine equity and shareholders’ deficit	$85,908	$67,004
The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$79,521	$85,946
Operating expenses:
Cost of revenue (excluding depreciation)	100,472	75,513
Depreciation	1,376	1,072
Impairment of property and equipment	964	—
General and administrative expense (excluding depreciation)	32,946	14,868
Total operating expenses	135,758	91,453
Operating loss	(56,237)	(5,507)
Other income (expense), net:
Interest expense, net	(823)	(836)
Change in fair value of earn-out liabilities	66,252	—
Change in fair value of warrant liabilities	15,435	—
Change in fair value of SAFE Agreements	(2,353)	(91)
Loss on issuance of securities	(6,729)	—
Other (expense) income, net	(483)	6
Total other income (expense), net	71,299	(921)
Income (loss) before income taxes	15,062	(6,428)
Income tax (expense) benefit	(40)	23
Net income (loss)	15,022	(6,405)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	(5,751)	(6,405)
Net income for the period February 13, 2023 through December 31, 2023	20,773	—
Net loss attributable to redeemable noncontrolling interest	(42,031)	—
Net income attributable to the Company	62,804	—
Less: Cumulative preferred dividends	(2,343)	—
Net income attributable to Class A common shareholders	$60,461	$—

Net income per share (1)
Net income per share of Class A common stock - basic	$3.43
Net income per share of Class A common stock - diluted	2.46
Weighted-average common shares outstanding
Weighted average shares outstanding - basic	17,648,050
Weighted average shares outstanding - diluted	25,564,313
(1)As a result of the Business Combination (as defined herein), the capital structure has changed and income per share information is only presented after the Closing Date (as defined herein) of the Business Combination, for the period from February 13, 2023 through December 31, 2023. See Note 3 - Business Combination and Related Transactions and Note 13 - Net Income per Share for additional information.

The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Mezzanine Equity
(In thousands except per share data)

Year Ended December 31, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2022	—	$—	$—
Issuance of series A preferred stock	26,000	25,827	—
Cumulative preferred dividends	—	2,343	—
Accretion of preferred stock discount	—	31	—
Establishment of redeemable noncontrolling interests	—	—	(85,865)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	309,558
Net loss attributable to redeemable noncontrolling interests	—	—	(42,031)
Balance, December 31, 2023	26,000	$28,201	$181,662

The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)

	Members Units			Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Units			Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	122,500,000		$1	—	—	—	—	—	—	—	$14,337	$(66,182)	$(51,844)
Issuance of units	5,500		—	—	—	—	—	—	—	—	6	—	6
Share-based compensation expense	0		—	—	—	—	—	—	—	—	624	—	624
Net loss	0		—	—	—	—	—	—	—	—	—	(6,405)	(6,405)
Balance, December 31, 2022	122,505,500		$1	—	$—	—	$—	—	$—	$—	$14,967	$(72,587)	$(57,619)
Issuance of units	21,500		—	—	—	—	—	—	—	—	22	—	22
Share-based compensation expense	—		—	—	—	—	—	—	—	—	101	—	101
Net loss	—		—	—	—	—	—	—	—	—	—	(5,751)	(5,751)
Effects of Business Combination
Recapitalization	(122,527,000)		(1)	13,736,932	2	10,566	—	68,140,188	6	—	47,438	—	47,445
Conversion of SAFE Agreements	—		—	2,066,666	—	—	—	—	—	—	20,667	—	20,667
Issuance of warrants to preferred shareholders	—		—	—	—	—	—	—	—	—	173	—	173
Transaction costs	—		—	—	—	—	—	—	—	—	(24,445)	—	(24,445)
Establishment of the earn-out liabilities	—		—	—	—	—	—	—	—	—	(99,659)	—	(99,659)
Establishment of redeemable noncontrolling interest	—		—	—	—	—	—	—	—	—	85,865	—	85,865
Activities subsequent to the Business Combination
Share-based compensation expense	—		—	—	—	—	—	—	—	—	4,172	—	4,172
Member distributions	—		—	64,328	—	—	—	268,824	—	—	3,168	(11,120)	(7,952)
Cumulative preferred dividends	—		—	—	—	—	—	—	—	—	(2,343)	—	(2,343)
Accretion of preferred stock discount											(31)	—	(31)
Repurchase of common stock	—		—	—	—	—	—	—	—	(12,825)	—	—	(12,825)
Class A common stock issued for warrants exercised	—		—	1,402,106	—	—	—	—	—	—	16,124	—	16,124
Class A common stock issued related to Private Placement (Note 9)	—		—	4,705,883	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	—		—	197,610	—	—	—	—	—	—	(369)	—	(369)
Class A common stock issued for Class B canceled	—		—	10,566	—	(10,566)	—	—	—	—	—	—	—
Partner capital	—		—	—	—	—	—	—	—	—	686	—	686
Recapitalization adjustment (Note 3)	—		—	—	—	—	—	—	—	—	(1,000)	—	(1,000)
Issuance of Class A Common Stock related to CEF (Notes 3)	—		—	95,785	—	—	—	—	—	—	834	—	834
Issuance of Class C common stock related to earn-out awards (Note 3)	—	0	—	—	—	—	—	2,500,000	1	—	19,375	—	19,376
Other	—		—	—	—	—	—	—	—	—	—	1	1
Subsequent remeasurement of redeemable noncontrolling interests	—		—	—	—	—	—	—	—	—	(85,745)	(223,813)	(309,558)
Net income attributable to the Company	—		—	—	—	—	—	—	—	—	—	62,804	62,804
Balance, December 31, 2023	—		$—	22,279,876	$2	—	$—	70,909,012	$7	$(12,825)	$—	$(250,466)	$(263,282)

The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$15,022	$(6,405)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,376	1,072
Bad debt (recoveries) expense	(836)	836
Impairment of property and equipment	964	—
Loss on disposal of property and equipment	—	6
Share-based compensation expense	4,273	624
Change in fair value of SAFE Agreements	2,353	91
Change in fair value of earn-out liabilities	(66,252)	—
Change in fair value of warrant liabilities	(15,435)	—
Loss on issuance of securities	6,729	—
Deferred income taxes	7	(7)
Other	43	13
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14,743)	1,252
Contract assets	490	(5,135)
Prepaid expenses	(1,435)	(5,699)
Other assets, net	1,165	(2,999)
Accounts payable and accrued expenses	14,091	3,423
Accounts payable – affiliated companies	3,050	225
Contract liabilities – current and long-term	(13,333)	(1,316)
Other liabilities	17,192	14,803
Net cash (used in) provided by operating activities	(45,279)	784
Cash flows from investing activities:
Purchase of property and equipment	(29,911)	(16,405)
Net cash used in investing activities	(29,911)	(16,405)
Cash flows from financing activities:
Proceeds from Business Combination	8,055	—
Proceeds from issuance of Series A Preferred Stock	26,000	—
Transaction costs	(9,371)	—
Proceeds from borrowings	—	7,948
Repayment of loans	(12,000)	(108)
Proceeds from issuance of securities	20,000	6
Member distributions	(7,952)	—
Net costs of stock option exercises	(348)	—
Forward purchase agreement termination	12,730	—
Warrants exercised	16,124	—
Investment from non-controlling interests	686	—
SAFE Agreements	—	4,250
Net cash provided by financing activities	53,924	12,096
Net decrease in cash, cash equivalents and restricted cash	(21,266)	(3,525)
Cash, cash equivalents and restricted cash at beginning of the period	25,826	29,351
Cash, cash equivalents and restricted cash at end of the period	4,560	25,826
Less: restricted cash	62	62
Cash and cash equivalents at end of the period	$4,498	$25,764

	Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest, net	$1,919	$1,013
Cash paid for taxes	$35	$—
Accrued capital expenditures	$—	$(38)
Noncash financing activities:
Transaction costs	$15,074	$—
SAFE Agreements	$20,667	$—
Class A Common Stock related to CEF (Note 3)	$834	$—
Issuance of Class C Common Stock related to earn-out awards (Note 3)	$19,376
Preferred dividends	$(2,343)	$—

The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Transactions, the Company was reorganized into an umbrella partnership C corporation (or “Up-C”) structure, in which substantially all of the assets and business of the Company are held by Intuitive Machines, LLC and continue to operate through Intuitive Machines, LLC and its subsidiaries. Intuitive Machines, Inc. is a holding company whose only material asset is its equity ownership interests of Intuitive Machines, LLC. While Intuitive Machines, LLC became a subsidiary of Intuitive Machines, Inc. and Intuitive Machines, Inc. was appointed as its managing member, Intuitive Machines, LLC was deemed to be the acquirer in the Business Combination for accounting purposes. Accordingly, the Business Combination was accounted for as a reverse recapitalization, in which case the consolidated financial statements of the Company represent a continuation of Intuitive Machines, LLC and the issuance of common stock in exchange for the net assets of Intuitive Machines, Inc. was recorded at historical cost with no recognition of goodwill or other intangible assets. Operations prior to the Business Combination are those of Intuitive Machines, LLC. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options were adjusted to reflect the Business Combination. The treatment of the Business Combination as a reverse recapitalization was based upon the pre-merger members of Intuitive Machines, LLC holding the majority of the voting interests of Intuitive Machines, Inc., Intuitive Machines, LLC’s existing management team serving as the initial management team of Intuitive Machines, Inc., Intuitive Machines, LLC’s appointment of the majority of the initial board of directors of Intuitive Machines, Inc., and the significance of Intuitive Machines, LLC’s operations prior to the Business Combination which represent the entirety of Company’s operations.

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

`        `
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements and related notes as of and for the years ended December 31, 2023 and 2022 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. Our consolidated financial statements include the accounts of Intuitive Machines, the accounts of Intuitive Aviation Inc. (“IA” or “Intuitive Aviation”), a wholly owned subsidiary, Space Network Solutions, LLC (“SNS” or “Space Network Solutions”) a majority-owned subsidiary, and IX, LLC, a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The December 31, 2022 balances reported herein are derived from the consolidated financial statements of Intuitive Machines, LLC.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in an changes to previously reported net income. The Company reclassed a certain line item in the consolidated statements of cash flows.
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
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 74% and 83%, respectively, of the Company’s total revenue for the years ended December 31, 2023 and 2022, and accounted for 80% of the accounts receivable balance as of December 31, 2023. The largest customer had no accounts receivable as of December 31, 2022, while two other customers accounted for 35% and 14%.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. For the years ended December 31, 2023 and 2022, the Company had one major supplier representing 18% and 63%, respectively, of goods and services purchased. As of December 31, 2023 and 2022, the one major supplier represented 2% and 21%, respectively, of the accounts payable balance.
Liquidity and Capital Resources
The consolidated financial statements as of December 31, 2023 and for the years ended December 31, 2023 and 2022, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of December 31, 2023, the Company had cash and cash equivalents of $4.5 million and a working capital deficit of $51.8 million. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock including the execution of SAFE Agreements, and proceeds from the issuance of bank debt. As further described in Note 1 - Business Description, on February 13, 2023, the Company received approximately $34.1 million of gross proceeds to fund operations as a result of the Business Combination with IPAX. Additionally, in connection with the Business Combination, the Company entered into the Cantor Purchase Agreement, pursuant to which the Company may direct CFPI, at the Company’s discretion, to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. Subsequent to the closing of the Business Combination, the Company received $12.7 million in cash associated with the termination of a forward purchase agreement and $16.1 million in cash proceeds associated with warrant exercises.

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

Additionally, as further described in Note 17, the Company received approximately $60.6 million in gross proceeds from warrant exercises and other equity transactions in the first quarter of 2024.

Management believes that the cash and cash equivalents as of December 31, 2023 and the additional liquidity provided by the equity facility and other subsequent equity transactions discussed above will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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
Transaction Costs

Business Combination

Transaction costs consists of direct legal, consulting, audit and other fees related to the consummation of the Business Combination and related transactions as described further in Note 3. These costs were initially capitalized as incurred and recorded as prepaid expenses in our consolidated balance sheets and totaled $5.3 million as of December 31, 2022. Upon the completion of the Business Combination, transaction costs directly related to the issuance of shares were netted against the proceeds from the merger and recorded as an offset in additional paid-in capital upon consummation of the transactions. Total transaction costs charged to additional paid in capital were approximately $24.4 million during the year ended December 31, 2023. Approximately, $9.4 million in transaction costs were paid by Intuitive Machines, LLC during the year ended December 31, 2023. The remaining difference was paid by Intuitive Machines, LLC in 2022 or by IPAX prior to the closing of the Business Combination.

Securities Purchase Agreement

Transaction costs related to the consummation of the securities purchase agreement described further in Note 9, includes direct legal, broker, accounting and other fees. Transaction costs totaled approximately $1.4 million during the year ended December 31, 2023 charged to general and administrative expenses in our statement of operations.

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
Expenditures for maintenance and repairs that do not extend the useful lives of property and equipment are recognized as expenses when incurred. Upon retirement or sale of assets, the cost and related accumulated depreciation and amortization is written off. No material gains or losses related to the sale of assets have been recognized in the accompanying consolidated statements of operations.
Long-Lived Assets
Long-lived assets consist of property and equipment, net, and are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. Recoverability is measured by comparing the carrying value of a long-lived asset to the future undiscounted cash flows that the long-lived asset is expected to generate from use and eventual disposition. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. For the year ended December 31, 2023, we recorded impairment charges of approximately $1.0 million within our consolidated statements of operations associated with leasehold improvements and furniture and fixtures in connection with our previous corporate headquarters. No impairment charges were recorded for the year ended December 31, 2022. See Note 5 for further discussion of our impairment loss on property and equipment.

Earn-Out Liabilities

Unvested earn out units of Intuitive Machines, LLC (“Earn Out Units”) are classified as liability transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event (as defined in Note 3) is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to shareholders’ equity (deficit) on the consolidated balance sheet. As of the Closing Date, the Earn Out Units had a fair value of $99.7 million. As a result of the OMES III Contract award by the National Aeronautics and Space Administration (“NASA”) in May 2023, Triggering Event I (as defined below) under the earn out agreement vested resulting in the issuance of 2,500,000 shares of Intuitive Machines Class C common stock, par value $0.0001 per share (the “Class C Common Stock”) with a fair value of approximately $19.4 million to the applicable Intuitive Machines, LLC Members resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. As of December 31, 2023, the remaining Earn Out Units had a fair value of $14.0 million, with the changes in the fair value between the Closing Date and December 31, 2023 of $66.3 million recognized as change in fair value of the earn-out liability under other income (expense) within the consolidated statements of operations.

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

Lease Liabilities and Right-of-Use Assets
We determine whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and right-of-use assets (“ROU assets”) are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in the calculation of present value unless the implicit rate can be readily determined, however, none of our lease liabilities were determined using implicit rates. Certain leases include provisions for the renewal or termination. We only consider fixed payments and those options that are reasonably certain to be exercised in the determination of the lease term and the initial measurement of lease liabilities and ROU assets. Expense for operating lease payments is recognized as lease expense on a straight-line basis over the lease term. We do not separate lease and non-lease components of a contract. Operating and finance ROU assets, and operating and finance lease liabilities are presented within our consolidated balance sheet. See Note 6 - Leases for further disclosures and information on leases.
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
Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of Intuitive Machines, LLC that Intuitive Machines, Inc. controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 68,150,754 common units issued by Intuitive Machines, LLC to the prior investors. As of the Close of the Business Combination, Intuitive Machines, Inc. held an 18.8% interest in Intuitive Machines, LLC, with the remaining 81.2% interest held by Intuitive Machines, LLC’s prior investors. As of December 31, 2023, Intuitive Machines, Inc. held an 22.9% interest in Intuitive Machines, LLC with the remaining 77.1% interest held by the prior investors. The prior investors’ interests in Intuitive Machines, LLC represents a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Intuitive Machines Class B Common Stock or Class C Common Stock in Intuitive Machines) for either shares of Class A Common Stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of Intuitive Machines, LLC Common Units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the Board’s approval. As of December 31, 2023, the prior investors of Intuitive Machines, LLC hold the majority of the voting rights on the Board.

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
Revenue Recognition
Most of our revenue is from long-term contracts associated with the engineering services for the research, design, development, manufacturing, integration and sustainment of advanced technology aerospace systems. Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied which generally occurs with the transfer of services to the customer. For each long-term contract, we determine the transaction price based on the consideration expected to be received. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices.
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
Contract Types
The Company performs work under contracts that broadly consist of fixed-price, cost-reimbursable, time-and-materials or a combination of the three. Pricing for all customers is based on specific negotiations with each customer.
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

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a Tax Receivable Agreement (the “TRA”) with Intuitive Machines, LLC and certain Intuitive Machines, LLC members (the “TRA Holders”). Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. realizes, or is deemed to realize, as a result of certain tax attributes, including (A) existing tax basis of certain assets of Intuitive Machines, LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by Intuitive Machines, Inc., (C) certain tax benefits realized by Intuitive Machines, Inc. as a result of the Business Combination, and (D) tax deduction in respect of portions of certain payments made under the TRA. All such payments to the TRA Holders are the obligations of Intuitive Machines, Inc., and not that of Intuitive Machines, LLC. As of December 31, 2023, there have been no exchanges of Intuitive Machines, LLC units for Class A Common Stock of Intuitive Machines, Inc. and, accordingly, no TRA liabilities currently exist.

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

Prior to the Business Combination, the membership structure of Intuitive Machines, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of Intuitive Machines, LLC, and Intuitive Machines, Inc. implemented a revised class structure including Class A Common Stock having one vote per share and economic rights, Class B Common Stock having one vote per share and no economic rights, and Class C Common Stock having three votes per share and no economic rights. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these consolidated financial statements. As a result, loss per share information has not been presented for periods prior to the Business Combination on February 13, 2023.

Share-Based Compensation
We recognize all share-based awards to employees and directors as share-based compensation expense based upon their fair values on the date of grant.
We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense during the requisite service periods. We have estimated the fair value for each option award as of the date of grant using the Black-Scholes-Merton option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our share price. We recognize the share-based compensation expense over the requisite service period using the straight-line method for service condition only awards, which is generally a vesting term of five years. Forfeitures are accounted for in the period in which they occur and reverses any previously recognized compensation cost associated with forfeited awards.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continue to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is assessing the potential impact of adopting the ASU on its financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is assessing the potential impact of adopting the ASU on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The Company adopted this ASU as of January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

Other Current Liabilities
As of December 31, 2023 and December 31, 2022, other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Financing obligation, current (see Note 6 - Leases)	$—	$9,117
Payroll accruals	2,553	2,117
Income tax payable	20	—
Professional fees accruals	832	3,677
Commercial insurance financing	493	—
Commitment shares liability (see Note 3 - Business Combination and Related Transactions)	755	—
Other accrued liabilities	94	267
Other current liabilities	$4,747	$15,178

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

Under the terms of the TRA, Intuitive Machines, Inc. will make payments to the TRA Holders in respect of 85% of the cash tax savings resulting from the net tax benefit of certain Tax Attributes. However, until a TRA Holder exchanges at least 5% of its Intuitive Machines, LLC Common Units, Intuitive Machines, Inc. will hold such payments applicable to existing basis until the TRA Holder satisfies such threshold exchange. As of December 31, 2023, no TRA Holder had exchanged at least 5% of its Intuitive Machines, LLC Common Units. Future exchanges will result in incremental tax attributes and potential cash tax savings for Intuitive Machines, Inc. Depending on Intuitive Machines’ assessment on realizability of such Tax Attributes, the arising TRA liability will be recorded through income.

Equity Facility

On September 16, 2022, the Company entered into the Cantor Purchase Agreement with CFPI relating to an equity facility under which shares of newly issued Class A Common Stock may be sold to CFPI by Intuitive Machines, Inc. Pursuant to the terms of the Cantor Purchase Agreement, Intuitive Machines, Inc. will have the right, but not the obligation, from time to time at its sole discretion, until the first day of the month following the 18-month period from and after the Commencement (as defined in the Cantor Purchase Agreement), to direct CFPI to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the Exchange Cap, by delivering written notice to CFPI prior to the commencement of trading on any trading day, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, the Company agreed to issue 100,000 shares of Class A Common Stock to CFPI. The Company entered into a registration rights agreement with CFPI, pursuant to which it agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Class A Common Stock that are sold to CFPI under the equity facility and the Commitment Shares. During the second quarter of 2023, we recorded a recapitalization adjustment to increase other current liabilities and decrease to paid-in capital for $1.0 million to recognize the Commitment Share liability within our consolidated balance sheets which was not previously recognized in the balance sheet of IPAX prior to the closing of the Business Combination.

In June 2023, the Company issued 95,785 Commitment Shares to CFPI. Under the terms of the Cantor Purchase Agreement, to the extent after the resale of the Commitment Shares by CFPI is less than $1.0 million, the Company will pay CFPI the difference between $1.0 million and the net proceeds of the resale of the Commitment Shares received by CFPI in cash. As of December 31, 2023, none of the Commitment Shares have been sold by CFPI and the Company has recorded a liability of approximately $755 thousand, reflected in other current liabilities in our consolidated balance sheets as of December 31, 2023, representing the difference between $1.0 million and the fair value of the Commitment Shares.

As of December 31, 2023, no shares of Class A Common Stock have been sold to CFPI under the Cantor Purchase Agreement.
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

NOTE 4 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023		2022
Revenue by Contract Type
Fixed price	$58,712	74%	$80,801	94%
Cost reimbursable	13,920	18%	—	—%
Time and materials	6,889	9%	5,145	6%
Total	$79,521	100%	$85,946	100%
Contract Assets and Liabilities
Contract assets primarily relate to deferred contract costs for subcontracted launch services, as well as work completed not yet billed for performance obligations that are satisfied over time. Deferred contract costs and unbilled receivables are recorded contract assets on our consolidated balance sheets. Contract assets related to deferred contract costs are amortized straight-line across the life of the long-term service arrangement. Contract assets related to work completed for performance obligations that are satisfied over time are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to billings or consideration received in advance of performance (obligation to transfer goods or services to a customer) under the contract as well as provisions for loss contracts. Contract liabilities are recognized as revenue when the performance obligation has been performed. Current deferred revenue and provisions for loss contracts are recorded in current contract liabilities on our consolidated balance sheets. Long-term deferred revenue and provisions for loss contracts are recorded in long-term contract liabilities on our consolidated balance sheets.
The following table presents contract assets as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Contract Assets
Unbilled receivables	$6,146	$346
Deferred contract costs	343	6,633
Total	$6,489	$6,979
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $31.2 million and $43.3 million, respectively, for the years ended December 31, 2023 and 2022.
The following table presents contract liabilities as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Contract liabilities – current
Deferred revenue	$22,926	$39,831
Contract loss provision	9,567	10,120
Accrued launch costs	13,018	6,705
Total contract liabilities – current	45,511	56,656
Contract liabilities – long-term
Contract loss provision	—	2,188
Total contract liabilities – long-term	—	2,188
Total contract liabilities	$45,511	$58,844
Revenue recognized from amounts included in contract liabilities at the beginning of the period was $38.2 million and $31.4 million during the year ended December 31, 2023 and 2022, respectively.
Loss Contracts
Contract losses are a result of constraining variable consideration and estimated contract costs exceeding current contract price. The Company experiences favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded unfavorable and (favorable) changes in net losses related to contracts with customers of $30.3 million and $(9.3) million, respectively, for the years ended December 31, 2023 and 2022.
As of December 31, 2023, the status of these loss contracts was as follows:
•The first contract, for lunar payload services, became a loss contract in 2019 due to the constraint of variable consideration. Variable consideration has been constrained to $0 from a total potential amount of $12.3 million. For the years ended December 31, 2023, and 2022, changes in contract price and estimated contract costs resulted in unfavorable and (favorable) changes of $10.2 million and $(11.1) million, respectively. As of December 31, 2023, and 2022, this contract was approximately 99% complete and 96% complete, respectively. The contract was successfully completed in February 2024. As of December 31, 2023 and 2022, the contract loss provision recorded in contract liabilities, current in our consolidated balance sheets was $10 thousand and $0.4 million, respectively.
•The second contract, for lunar payload services, became a loss contract in 2021 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $7.8 million. For the years ended December 31, 2023 and 2022, changes in estimated contract costs resulted in an additional $5.8 million and a reduction of $(4.7) million in contract loss, respectively. As of December 31, 2023, and 2022, this contract was approximately 64% complete and 33% complete, respectively. The period of performance for this contract currently runs through June 2024 although we anticipate that the launch and post-launch services will occur after that date. As of December 31, 2023 and 2022, the contract loss provision recorded in contract liabilities, current was $7.4 million and $7.7 million, respectively, and zero and $2.2 million, respectively, in contract liabilities, non-current in our consolidated balance sheets.
•The third contract, for lunar payload services, became a loss contract in 2022 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $11.4 million. For the years ended December 31, 2023 and 2022, changes in estimated contract costs resulted in an additional $14.2 million and $6.0 million in contract loss, respectively. As of December 31, 2023 this contract was approximately 89% complete. The period of performance for this contract currently runs through June 2024 although we anticipate that the launch and post-launch services will occur after that date. As of December 31, 2023 and 2022, the contract loss provision recorded in contract liabilities, current in our consolidated balance sheets was $2.1 million and $1.9 million, respectively.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $57.2 million. The Company expects to recognize revenue on approximately 90-95% of the remaining performance obligations over the next 12 months, and the remaining in 2025 and thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of December 31, 2023.
For time and materials contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials agreements.

NOTE 5 - PROPERTY AND EQUIPMENT, NET
As of December 31, 2023 and 2022, property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Leasehold improvements	$—	$1,544
Vehicles and trailers	129	129
Computers and software	2,864	1,673
Furniture and fixtures	1,666	794
Machinery and equipment	2,772	2,211
Construction in progress	13,795	17,747
Property and equipment, gross	21,226	24,098
Less: accumulated depreciation and amortization	(2,877)	(2,922)
Property and equipment, net	$18,349	$21,176
Total depreciation expense related to property and equipment for the years ended December 31, 2023 and 2022 was $1.4 million and $1.1 million, respectively.
As of December 31, 2023 and 2022, the Company pledged property and equipment with net book value of approximately $18.3 million and $20.3 million, respectively, as security for its Credit Mobilization Facility (as defined below) with Live Oak Banking Company.

As of December 31, 2023, construction in progress includes construction costs of $13.5 million associated with the fabrication of a commercial communications satellite. The Company capitalized interest in connection with construction in progress of $967 thousand and $247 thousand for the years ended December 31, 2023 and 2022, respectively.

During the fourth quarter of 2023 and in connection with moving operations to our new facility, the Lunar Production and Operations Center (“LPOC”), as discussed further in Note 6, management identified the move as a significant adverse change in the usage of space from our prior facility. As such, management determined that certain leasehold improvements and furniture and fixtures from our prior facility will not be utilized at the LPOC and the carrying value will not be recoverable. For the year ended December 31, 2023, we recorded impairment charges of approximately $1.0 million in our consolidated statements of operations.

NOTE 6 - LEASES
The Company leases real estate for office space and for administrative, research, marketing and light manufacturing operations of the lessee’s aerospace related research and development business under operating leases. There are four finance leases.
The Company has eight real estate leases with lease terms ranging from 6 months to 250 months and four equipment leases with lease terms ranging from 36 months to 60 months, some of which contain options to extend and some of which contain options to terminate the lease without cause at the option of lessee.
The Company’s real estate leasing agreements include terms requiring the Company to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities which the Company accounts for as variable lease costs when incurred since the Company has elected to not separate lease and non-lease components, and hence are not included in the measurement of lease liability. For the years ended December 31, 2023 and 2022, there were no significant variable lease costs. There are no restrictions or covenants imposed by any of the leases, and none of the Company’s leases contain material residual value guarantees.

In September 2021, we signed a ground lease agreement for the development of our LPOC that will serve as a production and testing facility of lunar lander components and other aerospace related operations. The lessor will reimburse up to $40.0 million for certain costs incurred by us for design, construction, and development. Management concluded that it was deemed the owner, for accounting purposes only, of the facility under build-to-suit lease accounting due to its involvement in the construction activities of the facility. Accordingly, we are accounting for the construction of the facility as a financing arrangement. As of December 31, 2022, we had capitalized $10.3 million of construction in progress and a corresponding financing obligation of $9.1 million. Upon completion of the construction, the lease agreement will have an initial term of 20 years with four optional renewal periods of 5 years each.

During the fourth quarter of 2022, construction was completed for the Small Engine Verification facility (the “SEV” facility) portion of the LPOC, and we took possession of the SEV facility. Upon commencement of the SEV facility portion of the lease, management determined that it qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the SEV facility, as the fair value upon completion was determined to be equal to the carrying value. As of December 31, 2023, the Company recorded right-of-use assets of $2.9 million and corresponding lease liabilities of approximately $3.2 million. As of December 31, 2022, the Company recorded right-of-use assets and corresponding lease liabilities of approximately $3.1 million.

During the third quarter of 2023, the remaining construction for the LPOC was near completion and we took possession of the entire facility. Upon commencement of the lease, we determined that the LPOC qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. No gain or loss was recognized or deferred on the sale of the lunar operations center, as the fair value upon commencement was determined to be equal to the carrying value. As of the lease commencement date, we derecognized approximately $30.4 million of construction in progress and the corresponding financing obligation of $30.4 million associated with capitalized construction costs of the lunar operations center and related reimbursements received from the lessor. We recognized operating lease right-of-use assets of $32.3 million and operating lease liabilities of $26.7 million as of the lease commencement date, which included $5.6 million of reimbursable costs to be received from the lessor. As of December 31, 2023, we have approximately $3.8 million of contractual obligations to complete construction of the LPOC, of which $0.7 million is expected to be reimbursed by the lessor recorded as other current liabilities and $3.1 million to be funded from available cash recorded as current operating lease liabilities.

The components of total lease expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$1,536	$714
Finance lease cost	3	—
Short-term lease cost	333	117
Total lease cost	$1,872	$831
The components of supplemental cash flow information related to operating leases are as follows (in thousands):

	Year Ended December 31,
	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities	$1,034	$3	$832	$—
Cash flows from investing activities	$1,344	$5	$—	$—
Cash flows from financing activities	$—	$2	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,393	$93	$3,480	$—
Weighted average remaining lease term - operating leases (months)	226	35	155	0
Weighted average discount rate - operating leases	6.1%	7.8%	5.7%	—%
The operating and finance lease ROU assets, current operating lease liabilities, current finance lease liabilities, non-current operating lease liabilities, and non-current finance lease liabilities are disclosed in our consolidated balance sheets.
The table below includes the estimated future undiscounted cash flows for operating and finance leases as of December 31, 2023 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$1,822	$33
2025	1,836	33
2026	1,831	28
2027	1,364	5
2028	1,451	4
Thereafter	56,783	—
Total undiscounted lease payments	$65,087	$103
Less: imputed interest	32,177	11
Present value of lease liabilities	$32,910	$92
Plus: construction costs to be funded by the Company	3,150	—
Less: reimbursable construction costs from the lessor	(677)	—
Total lease liabilities	$35,383	$92

NOTE 7 - DEBT
The following table summarizes our outstanding debt (in thousands):

	December 31, 2023	December 31, 2022
Credit Mobilization Facility	$8,000	$20,000
Less: deferred financing costs	—	(39)
Less: current maturities	(8,000)	(16,098)
Long-term debt, net of current maturities	$—	$3,863

As of December 31, 2023 and 2022, the weighted-average interest rate on short-term borrowings outstanding was 10.20% and 6.55%, respectively.
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

On July 14, 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak which provided an $8.0 million mobilization credit facility with a loan maturity of July 14, 2024 and extended the maturity date of our existing $12.0 million mobilization credit facility to November 14, 2023. The $8.0 million mobilization credit facility requires early payment of principal upon the completion of certain mission milestones of $4.1 million and $3.9 million in 2023 and 2024, respectively. The $12.0 million mobilization credit facility required principal payments of $8.0 million on August 15, 2023 and $4.0 million on November 14, 2023. The mobilization credit facilities bear interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0%. The mobilization credit facilities require the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company.

During the third quarter of 2023, we considered options to modify the terms of the Second Amended and Restated Loan Agreement with Live Oak. We received confirmation from Live Oak to defer the $8.0 million principal payment due on August 15, 2023 under the $12.0 million mobilization credit facility pending the outcome of the loan modification. On October 31, 2023, management decided to no longer pursue loan modification and promptly paid the deferred $8.0 million principal payment. On November 3, 2023, we received a letter of good standing from Live Oak stating the Company was current on all payments due and was in full compliance with the terms and conditions of the $8.0 million and $12.0 million mobilization credit facilities under the Second Amended and Restated Loan Agreement. On November 15, 2023, we paid the remaining $4.0 million on the $12.0 million mobilization credit facility. There was $8.0 million and $20.0 million outstanding under the credit mobilization facilities as of December 31, 2023 and 2022, respectively.

NOTE 8 - INCOME TAXES

The Company’s consolidated income tax provision consisted of the following components (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	33	(16)
Deferred:
Federal	—	—
State and local	7	(7)
Total income tax provision (benefit)	$40	$(23)

The reconciliation of the income tax provision computed at the Company’s effective tax rate is as follows (in thousands except for rates):

	Year Ended December 31,
	2023	2022
Income/(loss) before income taxes	$15,062	$(6,428)
Statutory income tax rate	21.0%	21.0%
Expected income tax expense/(benefit)	3,163	(1,349)
Noncontrolling interest	10,052	—
Nontaxable entity	—	1,348
Fair value activity on earn-out liability	(13,913)	—
Other permanent differences	(1,796)	—
Research and development benefit	(611)	—
State income tax expense	(703)	(23)
Change in valuation allowance	3,949	1
Other	(101)	—
Total income tax provision (benefit)	$40	$(23)

Effective tax rate	0.27%	0.36%

The Company’s effective tax rates for the years ended December 31, 2023 and 2022 were 0.27% and 0.36%, respectively. For year ended December 31, 2023, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the year ended December 31, 2022, our effective tax rate differed from the statutory rate of 21% primarily due to Intuitive Machines, LLC's status as a partnership for United States federal income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$391	$165
Restricted stock options	184	—
Property and equipment	—	11
Inventory	—	148
Deferred revenue	9	12
Investment in Intuitive Machines, LLC	67,599	—
Other deferred tax assets	1,103	—
Total deferred tax assets	69,286	336
Valuation allowance	(69,265)	(324)
Net deferred tax assets	21	12

Deferred tax liabilities:
Section 481(a) adjustment	(21)	(5)
Total deferred tax liabilities	(21)	(5)
Net deferred tax asset (liability)	$—	$7

As a result of the Business Combination, the Company was appointed as the sole managing member of Intuitive Machines, LLC. Prior to the close of the Business Combination, the Company's financial reporting predecessor, Intuitive Machines, LLC, was treated as a pass-through entity for tax purposes and no provision, except for certain state taxes, was made in the consolidated financial statements for income taxes. Any income tax items for the periods prior to the close of the Business Combination are related to Intuitive Machines, LLC.

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

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be settled or recovered. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

Valuation Allowance

The Company has established a valuation allowance related to its domestic and state net deferred tax assets. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. The Company continues to closely monitor and weigh all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance.

Net Operating Loss

As of December 31, 2023, the company had approximately $1.8 million of federal net operating loss carryforwards (“NOL carryforwards”), which do not have an expiration date. The Company’s deferred tax assets, including these NOL carryforwards have been reduced by a valuation allowance due to a determination made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence.

Uncertain Tax Positions

For the periods ending December 31, 2023, and 2022, the Company has no reserves for uncertain tax positions.

The Company filed Form 3115, Application for Change in Accounting Method, with the Internal Revenue Service (“IRS”) to request permission to change from its impermissible method of accounting for launch costs to a permissible method. The requested change is nonautomatic and as such requires advance consent from the IRS. On October 18, 2023, the Company received affirmative written consent from the IRS and subsequently reversed the uncertain tax position.

The Company files income tax returns in the U.S., including federal and various state filings. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. We remain subject to U.S. federal tax examinations for years after 2019.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them. Research and development expenses must be amortized over five years for research performed in the U.S. and fifteen years for research performed outside the U.S. Although Congress is considering legislation that would defer the amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. In 2023, the company has estimated $26.0 million of research and expenditures subject to capitalization and subsequent amortization for federal tax purposes.

NOTE 9 - MEZZANINE EQUITY AND EQUITY

Business Combination

The consolidated statements of shareholders’ deficit, mezzanine equity and noncontrolling interests reflect the reverse recapitalization and Business Combination as described in Note 1 - Business Description and Note 3 - Business Combination and Related Transactions. As Intuitive Machines, LLC was deemed to be the accounting acquirer in the Business Combination, all periods prior to the consummation of the Business Combination reflect the balances and activity of Intuitive Machines, LLC. The consolidated balances as of December 31, 2022 from the financial statements of Intuitive Machines, LLC as of that date and membership unit activity in the consolidated statements of change in shareholders’ deficit, as well as mezzanine and noncontrolling interests, prior to the consummation of the Business Combination have not been retroactively adjusted.

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

Private Placement

On September 5, 2023, the Company consummated a securities purchase agreement (the “Purchase Agreement”) with Armistice Capital Master Fund Ltd (the “Purchaser”) pursuant to which the Company agreed to sell securities to the Purchaser in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of (i) an aggregate of 4,705,883 shares of the Company’s Class A Common Stock (the “PIPE Shares”) and (ii) an accompanying (a) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series A Warrant”) at an exercise price of $4.75 per share and (b) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series B Warrant”) at an exercise price of $4.75 per share, for aggregate gross proceeds of $20.0 million, before deducting related transaction costs of $1.4 million. The Initial Series A Warrant and the Initial Series B Warrant are immediately exercisable and will expire on March 5, 2029 and March 5, 2025, respectively. See Note 10 for additional information on these warrants.

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

The table below reflects share information about the Company’s capital stock as of December 31, 2023.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	22,279,876	(1,250,000)	21,029,876
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	70,909,012	—	70,909,012
Series A Preferred Stock	$0.0001	25,000,000	26,000	—	26,000
Total shares		725,000,000	93,214,888	(1,250,000)	91,964,888

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

Redeemable Noncontrolling Interests

As of December 31, 2023, the prior investors of Intuitive Machines, LLC owns 77.1% of the common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board, which as of December 31, 2023, is controlled by the prior investors. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.

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

During the year ended December 31, 2023, Public Warrants of 1,402,106 were exercised resulting in the issuance of an equal number of shares of Class A Common Stock. The Company has received cash proceeds of approximately $16.1 million as of December 31, 2023.

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

As of December 31, 2023, there have been no exercises of the Preferred Investor Warrants.

The Initial Series A Warrant and the Initial Series B Warrant (collectively, the “Initial Warrants”)

In connection with the issuance of Class A Common stock at the closing of the Private Placement as discussed in Note 9, the Company issued (i) the Initial Series A Warrant, which is exercisable for up to 4,705,883 shares of the Company’s Class A Common Stock at an exercise price of $4.75 per share and (ii) the Initial Series B Warrant, which is exercisable for up to 4,705,883 shares of Class A Common Stock at an exercise price of $4.75 per share, in each case, subject to adjustment. The Initial Series A Warrant and Initial Series B Warrant are immediately exercisable and will expire on March 5, 2029 and March 5, 2025, respectively. The Company evaluated the terms of the Initial Warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value with changes in fair value recognized in earnings in other income (expense) on the consolidated statement of operations.

The Initial Series A Warrant and Initial Series B Warrant had an initial fair value of $17.4 million and $9.3 million, respectively. The gross aggregate proceeds of $20.0 million from the Private Placement were allocated to the Initial Series A Warrant and Initial Series B Warrant resulting in a loss on the transaction of approximately $6.7 million recognized as loss on issuance of securities in our consolidated statement of operations. As of December 31, 2023, the fair value of the Initial Series A Warrant and Initial Series B Warrant decreased to approximately $8.6 million and $2.7 million, respectively, resulting in a gain of approximately $15.4 million recognized as change in fair value of warrant liabilities in our consolidated statement of operations.

Each of the Initial Warrants includes the right of the holder to exercise such warrant on a cashless basis at any time on or after March 5, 2024 if and to the extent that the shares of Class A Common Stock underlying such warrant are not registered. The Warrants do not entitle the holder to any voting rights, dividends or other rights as a shareholder of the Company prior to exercise.

As of December 31, 2023, there have been no exercises of the Warrants.

SAFE Agreements

Prior to closing of the Business Combination, Intuitive Machines, LLC issued six SAFE Agreements in late 2021 and early 2022. The funds received upon issuance of the SAFE Agreements were used to fund operations. Pursuant to the guidance under ASC 480 “Distinguishing Liabilities from Equity,” management determined that the SAFE Agreements should initially be recorded as liabilities at fair value and subsequently remeasured at fair value with changes recognized in earnings until conversion at a qualifying financing event or termination of the SAFE Agreements. As of December 31, 2022, the SAFE Agreements had a fair value of $18.3 million recorded as a long term liability in the consolidated balance sheets.

As a result of closing of the Business Combination, the SAFE Agreements were converted into 2,066,667 shares of Class A Common Stock. At the Closing Date, the fair value of the SAFE Agreements was estimated at $20.7 million resulting in a change in fair value of SAFE Agreements of approximately $2.4 million recorded in the consolidated statements of operations for the year ended December 31, 2023.

NOTE 11 - SHARE-BASED COMPENSATION AND RETIREMENT BENEFITS
Share-Based Compensation

2021 Unit Option Plan
On May 25, 2021, the Intuitive Machines, LLC’s board of directors adopted, and its members approved the 2021 Unit Option Plan (the “2021 Plan”). The 2021 Plan allowed Intuitive Machines, LLC to grant incentive unit options (“Incentive Unit Options”) to purchase Class B unit interests. Pursuant to the 2021 Plan, up to 6,125,000 shares of Class B units were reserved for issuance, upon exercise of the aforementioned Incentive Unit Options made to employees, directors and consultants.

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
As of December 31, 2023, Intuitive Machines, LLC was authorized to issue a total of 1,325,354 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,865,094	$2.93	8.90	$—
Granted	—	—		—
Exercised	(430,552)	1.80		495,135
Forfeited / Cancelled	(109,188)	4.73		—
Balance as of December 31, 2023	1,325,354	$3.15	7.61	$1,223,510
Exercisable as of December 31, 2023	526,353	$2.60	7.41	$534,947
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s units determined by our Board for each of the respective periods.

The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2022	$1.01
Granted	—
Vested	0.98
Forfeited	2.56
Non-vested as of December 31, 2023	$1.80
The weighted average grant-date fair value per share of options granted to employees was zero and $3.07 during 2023 and 2022, respectively. Following the consummation of the Business Combination, no new awards were granted under the 2021 Plan. Share-based compensation expense related to options was $787 thousand and $624 thousand for the years ended December 31, 2023 and 2022, respectively, and was classified in the consolidated statement of operations under general and administrative expense. As of December 31, 2023, the Company had $699 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 3.40 years.

The following weighted average assumptions were used to calculate the fair value of each unit option award under the 2021 Plan using the Black-Scholes option pricing model:

December 31, 2022
Expected unit price volatility	65 – 70%
Risk-free interest rate	2.9 – 3.6%
Expected annual dividend yield	0.0%
Expected term (years)	6.50

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of December 31, 2023, the Company has issued restricted stock units (“RSUs”) as outlined in the following disclosure. No other awards have been granted under the 2023 Plan.

Restricted Stock Units

In 2023, the Company granted RSUs with time-based vesting requirements under the 2023 Plan. These RSUs typically vest over one to four years. The fair value of RSUs is based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU activity:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	—	$—
Granted	1,851,124	7.02
Vested	—	—
Forfeited	(24,178)	7.56
Balance as of December 31, 2023	1,826,946	$7.01

Share-based compensation expense related to RSUs was $3.5 million for year ended December 31, 2023, and disclosed in the consolidated statement of operations under general and administrative expense. As of December 31, 2023, the Company had $9.4 million in estimated unrecognized share-based compensation costs related to unvested RSUs that is expected to be recognized over a weighted average period of 2.98 years.

Defined Contribution Retirement Plan

We have an elective defined contribution plan for our employees that provides retirement benefits in return for services rendered. This plan provides an individual account for each participant and has terms that specify how contributions to the participant’s account are to be determined. Contributions to this plan are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plan totaled approximately $945 thousand and $521 thousand for the years ended December 31, 2023 and 2022, respectively.

NOTE 12 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s consolidated balance sheets as of December 31, 2023 and 2022 at fair value on a recurring basis.

	December 31, 2023
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$14,032	$—	$—	$14,032

Warrant liabilities - Series A	Recurring	8,612	—	—	8,612
Warrant liabilities - Series B	Recurring	2,682	—	—	2,682
Warrant liabilities		11,294	—	—	11,294

Total liabilities measured at fair value		$25,326	$—	$—	$25,326

	December 31, 2022
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
SAFE Agreement liabilities	Recurring	$18,314	$—	$—	$18,314
Total liabilities measured at fair value		$18,314	$—	$—	$18,314

The following table provides a roll-forward of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	Warrant liabilities - Series A	Warrant liabilities - Series B	Total Warrant liabilities	SAFE Agreement liabilities
Balance, December 31, 2022	$—	$—	$—	$—	$18,314
Additions	99,659	17,459	9,270	26,729	—
Change in fair value	(66,252)	(8,847)	(6,588)	(15,435)	2,353
Converted to equity	(19,375)	—	—	—	(20,667)
Balance, December 31, 2023	$14,032	8,612	2,682	11,294	$—

Earn-out Liabilities

The fair value of the earn-out liabilities as of December 31, 2023 was estimated using a Monte Carlo simulation approach that modeled the triggering events including the simulated stock price of the Company over the maturity dates. The significant assumptions utilized in estimating the fair value of the earn-out liabilities include: (i) Intuitive Machines stock price of $2.56; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.84%; and (iv) expected volatility of 105%.

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

Warrant Liabilities

The fair value of the Series A Warrant and the Series B Warrant liabilities as of December 31, 2023 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.56; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.84%; and (iv) expected volatility of 105%. The significant assumptions utilized in estimating the fair value of the Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.56; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.69%; and (iv) expected volatility of 92%.

In connection with the closing of the Private Placement on September 5, 2023 as described further in Note 9, the fair values of the Series A Warrant and the Series B Warrant liabilities were estimated at $17.4 million and $9.3 million, respectively. The significant assumptions utilized in estimating the fair value of the Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $4.96; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.37%; and (iv) expected volatility of 90%. The significant assumptions utilized in estimating the fair value of the Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $4.96; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 5.18%; and (iv) expected volatility of 76%.

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
As of December 31, 2022, the probability of an equity financing was 0%, the probability of a liquidity event was 95% and the probability of a dissolution event was 5%. The value under the liquidity event and dissolution event scenarios is based on the present value of the purchase amount. The present value factors are estimated based on a 16.4% discount rate based on venture capital rates of return for December 31, 2022. The periods in which the scenarios are expected to occur for the liquidity event and dissolution events are 0.25 year and 1 year, respectively as of December 31, 2022.

In conjunction with the closing of the Business Combination on February 13, 2023, the fair value of the SAFE Agreements was estimated at $20.7 million. The fair value was estimated using the 2,066,667 shares of Class A Common Stock issued to the SAFE investors at the Closing Date using the issuance price of $10.00 per share.

NOTE 13 - NET INCOME PER SHARE

Basic net income per share of Class A common stock is computed by dividing net income attributable to Class A common shareholders from February 13, 2023, or the Closing Date, to December 31, 2023 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

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

Prior to the Business Combination, the membership structure of Intuitive Machines, LLC included membership units. In conjunction with the closing of the Business Combination, the Company effectuated a recapitalization whereby all membership units were converted to common units of Intuitive Machines, LLC and Intuitive Machines, Inc. implemented a revised class structure including Class A common stock having one vote per share and economic rights, Class B common stock having one vote per share and no economic rights, and Class C Common Stock having three votes per share and no economic rights. Shares of the Company’s Class B Common Stock and Class C Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. The Company has determined that the calculation of loss per unit for periods prior to the Business Combination would not be meaningful to the users of these consolidated financial statements. Therefore, net loss per share information has not been presented for periods prior to the Business Combination on February 13, 2023. The basic and diluted net income per share for the year ended December 31, 2023 represent only the period of February 13, 2023 to December 31, 2023.

The following table presents the computation of the basic and diluted income per share of Class A Common Stock for the period of February 13, 2023 (the Closing Date) to December 31, 2023 (in thousands, except share data):

Year Ended December 31, 2023
Numerator
Net income for the period from February 13, 2023 through December 31, 2023	$20,773
Less: Net loss attributable to redeemable noncontrolling interests for the period from February 13, 2023 through December 31, 2023	(42,031)
Net income for the period from February 13, 2023 through December 31, 2023 attributable to the Company	62,804
Less: Cumulative preferred dividends	(2,343)
Net income for the period from February 13, 2023 through December 31, 2023 attributable to Class A common shareholders	$60,461
Denominator
Basic weighted-average shares of Class A common stock outstanding	17,648,050
RSUs and Options	1,112,364
Series A Preferred Stock	3,719,506
Warrants	3,084,393
Diluted weighted-average shares of Class A common stock outstanding	25,564,313

Net income per share of Class A common stock - basic	$3.43
Net income per share of Class A common stock - diluted	$2.46

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computation of diluted net earnings per share of Class A Common Stock.

Year Ended December 31, 2023
RSUs(1)	1,832,918
Options(1)	261,432
Warrants(1)	32,048,682
Earn Out Units(2)	7,500,000

(1)    Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2)    Represents number of Earn Out Units outstanding at the end of the period that were excluded due to unsatisfied contingent issuance conditions. See Note 3 for terms and conditions of the contingencies related to the Earn Out Units.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company applies accounting for contingencies to determine when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. While the resolution of these legal proceedings and claims cannot be predicted with certainty, management believes the outcome of such matters will not have a material adverse effect on our consolidated financial statements.
NOTE 15 - RELATED PARTY TRANSACTIONS
Intuitive Machines, Intuitive Aviation, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.

Axiom Space, Inc.

The Company recognized revenue from Axiom Space, Inc. (“Axiom”) related to engineering services of $153 thousand and $1.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2022, there was $0.8 million of affiliate accounts receivable which was fully reserved. During the third quarter of 2023, the affiliate accounts receivable balance was collected and the reserve was reversed. As of December 31, 2023, there were no affiliate accounts receivable related to Axiom. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a co-founder and current member of management at Axiom. Revenue related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms.
IBX, LLC and PTX, LLC
The Company incurred expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) related to bid & proposal, capture management and various consulting services of $0.1 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there was approximately $0.4 million of affiliate accounts payable related to IBX/PTX expenses. Kamal Ghaffarian is a member of Management at Intuitive Machines and a member of Management at IBX/PTX. Expenses related to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms.
KBR, Inc.
On November 12, 2020, KBR, Inc. (“KBR”) made an initial capital contribution in Space Network Solutions resulting in a 10% ownership of Space Network Solutions, which was previously a wholly owned subsidiary of Intuitive Machines, LLC. The Company recognized affiliate revenue from KBR related to engineering services of $3.1 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there were $0.5 million and $0.3 million, respectively, of affiliate accounts receivable related to KBR revenue. Revenue related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.
ASES

The Company recognized revenue from ASES related to engineering services of $1.1 million for the year ended December 31, 2023. As of December 31, 2023, there was $0.1 million of affiliate accounts receivable related to ASES revenue. ASES is a joint venture between Aerodyne Industries, LLC and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a current member of management at Aerodyne Industries with an ownership interest in Aerodyne Industries. Revenue related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC

As of December 31, 2023 and 2022, there were zero and $0.1 million, respectively, of affiliate accounts payable related to X-energy, LLC (“X-energy”) expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms.

Penumbra, LLC

In November 2019, certain members of our management team formed Penumbra, LLC (“Penumbra”) as an Isle of Man entity. The sole purpose of forming Penumbra was to permit us to obtain required licenses for its Lunar Data Network line of business to operate in the ordinary course. The Company incurred expenses with Penumbra related to license fees for the year ended December 31, 2022 of $134 thousand, and incurred no expenses for the year ended December 31, 2023. As of December 31, 2023, no member of our management team has received any financial benefit from its ownership interest in Penumbra, LLC, other than expense reimbursements incurred in the ordinary course. As of December 31, 2023, this entity is dissolved.

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
The IX LLC JV was formed to pursue nuclear space pro JV received an award from Battelle Energy Alliance to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars.

Provided below is the summarized financial information for our consolidated VIEs (in thousands).

Balance Sheet	SNS		IX, LLC
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,187	$—	$—	$556
Trade accounts receivable, net	12,501	—	—	750
Contract assets	—	—	—	—
Total current assets	13,688	—	—	1,306

Total assets	$13,688	$—	$—	$1,306

Accounts payable and accrued expenses	$9,093	$—	$—	$194
Accounts payable - affiliated companies	2,949	—	—	323
Contract liabilities, current	—	—	—	790
Total current liabilities	12,042	—	—	1,307

Total liabilities	$12,042	$—	$—	$1,307

Statements of Operations	SNS		IX, LLC
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Revenue	$12,502	$—	$4,290	$710
Operating expenses:
Cost of revenue (excluding depreciation)	11,997	—	4,290	710
General and administrative expense (excluding depreciation)	259	—	—	—
Total operating expenses	12,256	—	4,290	710

Operating income	246	—	—	—

Net income	$246	$—	$—	$—

NOTE 17 - SUBSEQUENT EVENTS

Warrant Transactions

On January 10, 2024, the Company entered into a Warrant Exercise Agreement with an existing investor to exercise in full the Initial Series B Warrant to purchase up to an aggregate 4,705,883 shares of Class A Common Stock. In consideration for the immediate and full exercise of the Initial Series B Warrant, the existing investor received (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,705,883 shares of Class A Common Stock with an exercise price of $2.75 per share and a term of 5 years, 6 months (the “Second Series A Warrant”) and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,705,883 shares of Class A Common Stock with an exercise price of $2.75 per share and a term of 18 months (the “Second Series B Warrant”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. In connection with the Warrant Exercise Agreement, the Company also agreed to reduce the exercise price of the Initial Series B Warrant from $4.75 to $2.50 per share and reduced the exercise price of the Initial Series A Warrant from $4.75 to $2.75 per share. The gross proceeds to the Company from the exercise of the Initial Series B Warrant was approximately $11.8 million.

In a series of transactions during February 2024, the investor exercised in full its remaining Second Series B Warrant, Initial Series A Warrant, and Second Series A Warrant providing an additional $38.8 million of gross proceeds to the Company.

Loan and Loan Conversion

On January 10, 2024, the Company entered into a series of loan documents with Pershing LLC, an affiliate of Bank of New York Mellon, pursuant to which Pershing LLC agreed to an extension of credit in an amount not to exceed $10.0 million to the Company (the “Loan Documentation”). Borrowings under this credit facility bear interest at the target interest rate set by the Federal Open Market Committee (“Fed Funds Rate”), subject to a 5.5% floor, plus a margin. For borrowings, the applicable rate margin is 0.9%. The proceeds are available for working capital needs and other general corporate purposes. The credit facility is due on February 22, 2024.

The Loan Documentation included one or more guarantees (the “Credit Support Guarantees”) by Ghaffarian Enterprises, LLC (an affiliate of Dr. Kamal Ghaffarian) (“Ghaffarian Enterprises”) and documentation by which Ghaffarian Enterprises, LLC supported such Credit Support Guarantees with collateral including marketable securities (the “Credit Support”), in each case in favor of the lender for the benefit of the Company. On January 10, 2024, the Company and Ghaffarian Enterprises entered into a credit support fee and subrogation agreement, where the Company agreed to pay a support fee of $148 thousand for the Credit Support.

On January 28, 2024, the Company and the Guarantor entered into a letter agreement (the “Letter Agreement”) pursuant to which, on January 29, 2024: (i) the Guarantor contributed $10.0 million to the Company for purposes of repaying the principal amount owed to the Lender under the Credit Line as of the repayment date specified thereunder (the “Repayment Obligation”), in exchange for which (x) the Company issued to the Guarantor 3,487,278 shares of the Company’s Class A Common Stock and Conversion Warrants described further below. Following the Contribution, the Company all amounts due to the Lender in satisfaction of the Credit Line were repaid in full.

Pursuant to the Letter Agreement, the Company agreed to issue to the Guarantor, pursuant to Section 4(a)(2) of the Securities Act of 1933, (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, with an expiration date of January 29, 2029, and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, with an expiration date of January 29, 2025.

Series A Preferred Stock Conversion

As a result of the Warrant Exercise Agreement on January 10, 2024 in conjunction with the Warrant Transactions discussed above and in accordance with the Certificate of Designation, the Series A Preferred Stock conversion price was reduced to $3.00 per share. In a series of notifications to the Company during February 2024, the registered holder of 21,000 shares of Series A Preferred Stock elected to convert all of its Series A Preferred Stock holdings into Class A Common Stock at a conversion price of $3.00 per share. The Company issued 7,738,743 shares of Class A Common Stock as a result of the conversion.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the

Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Remediation of Previously Reported Material Weaknesses

As previously reported in Item 9A of our Annual Report on Form 10-K as of and for the year ended December 31, 2022, we previously identified material weaknesses related to processes for revenue recognition, identification and accounting for significant and unusual transactions, and segregation of duties related to manual journal entries. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Management has implemented a remediation plan for the following items:

•Continuing to hire personnel with public company experience and providing additional training for our personnel on internal controls as our company continues to grow;

• Implementing additional controls and processes that operate at a sufficient level of precision and frequency or that evidence the performance of the control, particularly associated with accounting and reporting of revenue and non-routine, unusual or complex transactions;

• Implementing processes and controls to better identify and manage segregation of duties;

• Considering system enhancements to reduce reliance on manual processes; and

• Engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

These remediation efforts resulted in remediation of previously identified material weaknesses as of December 31, 2023.

Limitations on the Effectiveness of Controls

Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of these inherent limitations, our disclosure and internal controls may not prevent or detect all instances of fraud, misstatements or other control issues. In addition, projections of any evaluation of the effectiveness of disclosure or internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Annual Report on Form 10-K. Other than the remediation of previously identified material weaknesses described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information, as of March 25, 2024, concerning the names, ages and positions of the individuals who currently serve as our executive officers and directors:

Name	Age	Position
Executive Officers:
Stephen Altemus	60	Chief Executive Officer and President, and Director
Timothy Crain	51	Senior Vice President and Chief Growth Officer
Anna Jones	45	General Counsel and Corporate Secretary
Peter McGrath, II	56	Senior Vice President and Chief Operating Officer
Steven Vontur	53	Chief Financial Officer (interim) and Controller
Directors:
Dr. Kamal Ghaffarian	65	Chairman
Michael Blitzer(1)(2)(3)(4)	46	Director
William Liquori(1)(3)(4)	55	Director
Robert Masson(1)(2)(4)	55	Director
Nicole Seligman(3)(4)	67	Director

(1)    Member of the audit committee
(2)    Member of the compensation committee
(3)    Member of the nominating and corporate governance committee
(4)    Member of conflicts committee

Our officers are well qualified as leaders. In their prior positions they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Several of our officers and directors also have experience serving on boards of directors and board committees of other public companies and private companies and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, certain officers and directors have other experience that makes them valuable, such as prior experience in mergers and acquisitions, in financial services, and managing and investing in assets.

Stephen Altemus. Mr. Altemus has served as our Chief Executive Officer and President and a member of our Board since February 2023 and has served as the Chief Executive Officer of Intuitive Machines, LLC since 2012. Mr. Altemus is also one of our co-founders. Prior to founding Intuitive Machines, in December 2012, Mr. Altemus was appointed to serve as the Deputy Director of NASA’s Johnson Space Center (“JSC”), a position he held until June 2013. Formerly Director of Engineering from July 2006 to December 2012, Mr. Altemus served as the leader and steward of JSC’s engineering capabilities in support of NASA’s human spaceflight programs, projects, and technology activities. Mr. Altemus is also a director of Intuitive Aviation, a subsidiary of Intuitive Machines.

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

Dr. Timothy Crain. Dr. Crain has served as our Senior Vice President and Chief Growth Officer since February 2024, prior to that Dr. Crain was the Company’s Chief Technology Officer and has served as Intuitive Machines,LLC’s Chief Technology Officer since 2021. Dr. Crain previously served as Intuitive Machines,LLC’s vice president of research and development since co-founding the Company in 2013 with Mr. Altemus and Dr. Ghaffarian.

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

Anna Jones. Ms. Jones has served as our General Counsel and Corporate Secretary since April 2023. Ms. Jones has a range of experience counseling boards and executives on corporate governance, compliance, securities, finance, and transactional matters across several industries. Before joining Intuitive Machines, Ms. Jones was Vice President of Securities and Corporate Counsel at Paysafe Limited from April 2021 through March 2023, where she advised on securities disclosure and compliance matters, corporate governance, finance and treasury transactions, and other transactions. Previously, Ms. Jones served as Assistant General Counsel and Corporate Secretary at Marathon Oil Corporation. Ms. Jones has also held legal positions at ConocoPhillips, Spectra Energy Corp, and Hyatt Hotels Corporation. Ms. Jones began her legal career as a corporate associate at Latham & Watkins LLP where she worked from 2006 through 2012. Ms. Jones a holds a juris doctor degree from Northwestern University School of Law and a bachelor’s degree in business administration.

Peter McGrath II. Mr. McGrath has served as our Senior Vice President and Chief Operating Officer since January 2024 and has been with the Company since August 2020 as Vice President of Business Development . Mr. McGrath has over 34 years of aerospace Project and Program Management, Capture Management, and Business Development experience. With a Bachelors and Masters degree in Aerospace Engineering and a Masters of Business Administration, Mr. McGrath has spent his career leading and supporting NASA, Army, Air Force, International, and Commercial programs.

Prior to joining Intuitive Machines in August 2020, Mr. McGrath worked at Boeing as the Global Sales and Marketing organization responsible for shaping, extending, and capturing business in support of NASA and commercial space exploration missions. Mr. McGrath began his 31-year career at Boeing as a Structural Analyst on the International Space Station working on critical elements like the Cupola, mating adapters, and primary truss structure. He was a Project Engineer in Phantom Works supporting DC-XA, X-33, and X-34. He served in a Business Development capacity for Boeing Launch Services supporting both Delta and Sea Launch programs, the Launch and Satellite Systems Division, and Space Situational Awareness Programs. Mr. McGrath also served as the Increment 1 Production Program Manager for the Army's Brigade Combat Team Modernization, responsible for delivering the first three brigade sets of hardware to the warfighter.

Steven Vontur. Mr. Vontur has served as our interim Chief Financial Officer since January 2024 and Corporate Controller since July 2022. Mr. Vontur brings leadership and an extensive accounting background to build out the company's accounting and finance functions. Mr. Vontur played a key role in taking Intuitive Machines public in early 2023 and is currently the Principal Accounting Officer responsible for all aspects of accounting, reporting, and financial controls, as well as treasury operations and managing the Company's tax affairs.

Mr. Vontur has a wide range of proven experiences from his roles in public accounting, working in both public and private company environments, and brings extensive knowledge in both corporate and business unit accounting and finance operations. Prior to joining Intuitive Machines, Mr. Vontur worked at several private companies in various capacities, providing public company readiness and other accounting services from September 2020 to June 2022. Mr. Vontur spent the majority of his career at KBR, Inc. from December 2004 to August 2022, serving in multiple positions of increasing responsibility, ranging from Business Unit Controller to Director of SEC Reporting, Consolidations, and Financial Controls. Mr. Vontur began his career in public accounting from 1993 to 2004, primarily in the audit practice of Ernst & Young LLP. Mr. Vontur holds a bachelor’s degree in business administration (accounting) from Texas A&M University and is a Certified Public Accountant in the state of Texas.

Dr. Kamal Ghaffarian. Dr. Ghaffarian has served as the Chairman of our Board since February 2023. Throughout his 35-plus year career, Dr. Ghaffarian has created multiple successful companies and has extensive experience working at the intersection of government contracting and technological innovation.

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

Dr. Ghaffarian, our co-founder and chairman of our Board, is the co-founder and chairman of a number of companies including IBX, Axiom Space, X energy and Quantum Space. Dr. Ghaffarian is well qualified to serve on our Board due to his role as our Chairman, his extensive experience in the field and deep understanding of company leadership.

Michael Blitzer. Mr. Blitzer has served as a member of our Board since February 2023. Mr. Blitzer had served as the co-Chief Executive Officer of IPAX since February 2021 and a director of IPAX since January 2021 until the closing of the Business Combination on February 13, 2023. Mr. Blitzer is the founder and co-Chief Information Officer of Kingstown Capital Management, which he founded in 2006 and grew to a multi-billion asset manager with some of the world’s largest endowments and foundations as clients. At Kingstown, Mr. Blitzer oversaw and participated in nearly all of the firm’s investment decisions including countless public and private investments in the consumer and technology industries. Mr. Blitzer brings an in-depth understanding of public markets and has invested in a variety of corporate transactions such as spin-offs, rights offerings, public offerings, privatizations and mergers & acquisitions. He was also a public company director of Signature Group Holdings after its exit from bankruptcy in 2011, where he also sat on the audit committee, and was on the board of directors of the European mutual fund TREND AD.

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

William J. Liquori. Lieutenant General Liquori has served as a member of our Board since February 2023. Lieutenant General Liquori retired as a Lieutenant General from the United States Space Force in 2022, after over thirty years of distinguished service in both the U.S. Air Force and Space Force. Lieutenant General Liquori served as the Space Force’s first Chief Strategy and Resourcing Officer. Lieutenant General Liquori also led the development of the Space Force international engagement strategy; served as the lead policy interface to the Office of the Secretary of Defense, National Security Council and the National Space Council.

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

Robert L. Masson. Mr. Masson has served as a member of our Board since February 2023. Mr. Masson is the Chief Financial Officer of Noble Supply and Logistics, LLC (“Noble”) and is leading the financial efforts to streamline financial operations and maximize growth opportunities. His areas of responsibility include financial planning and analysis, accounting, treasury, tax, and investor relations.

Mr. Masson is a skilled finance executive with nearly 20 years of experience in the aerospace, defense, and industrial sectors. Before joining Noble, Mr. Masson served as Chief Financial Officer of Latham Group, Inc. where he was responsible for planning, implementing, managing, and controlling all financial-related activities for the company. Mr. Masson served as Executive Vice President and Chief Financial Officer of Hypertherm, Inc., where he oversaw the company’s global financial, information technology, and legal operations. From 2016-2018, Mr. Masson was Vice

President of Finance at Flowserve, where he led the company’s operational finance, operational accounting, and corporate financial planning and analysis teams. From 2003-2016, he served in various finance leadership roles at Raytheon Technologies, including Chief Financial Officer roles for several of the company’s business units.

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

Nicole Seligman. Ms. Seligman has served as a member of our Board since June 2023. Ms. Seligman was the President of Sony Entertainment, Inc., a multinational entertainment company, from 2014 to 2016 and of Sony Corporation of America from 2012 to 2016. From 2005 through 2014, she served as the Executive Vice President and global General Counsel of Sony Corporation. She joined Sony in 2001 as Executive Vice President and General Counsel of Sony Corporation of America. Prior to joining Sony, she was a partner in the litigation practice at Williams & Connolly LLP where she worked on a broad range of complex civil and criminal matters and counseled a broad range of clients, including President William Jefferson Clinton and Hillary Clinton. Ms. Seligman served as law clerk to Justice Thurgood Marshall on the Supreme Court of the United States from 1984 to 1985 and as law clerk to Judge Harry T. Edwards at the U.S. Court of Appeals for the District of Columbia Circuit from 1983 to 1984. Ms. Seligman currently serves on the board of Meira GTx Holdings plc and Paramount Global (formerly known as ViacomCBS, Inc.). She previously served on the boards of directors of Viacom Inc. through December 2019, when it merged with CBS Corp., WPP plc, where she was the Senior Independent Director, Far Point Acquisition Corporation and Far Peak Acquisition Corporation. Ms. Seligman received her B.A., magna cum laude, from Harvard College (Radcliffe) and her J.D., magna cum laude, from Harvard Law School, where she was a winner of the Sears Prize. Ms. Seligman serves as Co-Chair of the Schwartzman Animal Medical Center in New Your City and as the Chair of the Doe Fund, a New York non-profit offering transactional services for the homeless and formerly incarcerated.Ms. Selgiman is well qualified to serve on our Board because of her senior leadership roles in global public companies, extensive business and corporate governance experience accompanied by exceptional achievements in the legal profession.

Corporate Governance

Board Composition

Our business and affairs are managed under the direction of our Board. Our Board is chaired by Dr. Kamal Ghaffarian and includes Stephen Altemus, Michael Blitzer, William Liquori, Robert Masson and Nicole Seligman as members. The Board has determined that Michael Blitzer, Lieutenant General William Liquori, Robert Masson and Nicole Seligman qualify as independent in accordance with applicable Nasdaq rules.

When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of its business and structure, our Board expects to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.

Pursuant to the Business Combination Agreement, IPAX was granted rights to designate one director for election to our Board.

Director Independence

Under our Corporate Governance Guidelines and the Nasdaq rules, a director will not be independent unless our Board affirmatively determines that s/he does not have a direct or indirect material relationship with the Company or any of its subsidiaries. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules.

Our Board undertook a review of its composition, the composition of its committees and the independence of directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Michael Blitzer, William Liquori, Robert Masson and Nicole Seligman do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our Board considered the relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock.

Controlled Company Exemption

Our Founders own more than 50% of the combined voting power for the election of directors to our Board, and, as a result, we are considered a “controlled company” for the purposes of the Nasdaq rules. As such, we qualify for exemptions from certain corporate governance requirements, including that a majority of our Board consist of “independent directors,” as defined under the Nasdaq rules. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

If at any time we cease to be a “controlled company” under the Nasdaq rules, our Board intends to take any action that may be necessary to comply with the Nasdaq rules, subject to a permitted “phase-in” period.

Classified Board of Directors

Pursuant to our Certificate of Incorporation, our directors are divided into three classes, with each class serving staggered three-year terms. Our Board currently consists of five (5) directors who are divided among the three classes as follows:

•The Class I directors are William Liquori and Robert Masson;
•The Class II director is Michael Blitzer and Nicole Seligman; and
•The Class III directors are Stephen Altemus and Dr. Kamal Ghaffarian.

Committees of our Board

Our Board directs the management of our business and affairs, as provided by Delaware law, and conduct its business through meetings of the board of directors and standing committees. We have a standing audit committee, compensation committee, nominating and corporate governance committee and conflicts committee, each of which operate under a written charter.

In addition, from time to time, special committees may be established under the direction of our Board when it deems it necessary or advisable to address specific issues. Current copies of our committee charters have been posted on our website (https://www.intuitivemachines.com/investors) under the heading “Corporate Governance” as required by applicable SEC and Nasdaq rules. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this prospectus or the registration statement of which it forms a part.

Audit Committee

Our audit committee is responsible for, among other things:

•overseeing our accounting and financial reporting process;
•appointing, compensating, retaining and overseeing the work of our independent registered public accounting firm and any other registered public accounting firm engaged for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for us;
•discussing with our independent registered public accounting firm any audit problems or difficulties and management’s response;
•pre-approving all audit and non-audit services provided to us by our independent registered public accounting firm (other than those provided pursuant to appropriate preapproval policies established by the audit committee or exempt from such requirement under the rules of the SEC);
•reviewing and discussing our annual and quarterly financial statements with management and our independent registered public accounting firm;
•discussing our risk management policies;

•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and
•preparing the audit committee report required by SEC rules.

Our audit committee consists of William Liquori, Michael Blitzer and Robert Masson with Mr. Masson serving as chair. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our Board has affirmatively determined that each member of our audit committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act applicable audit committee members. In addition, our Board has determined that Michael Blitzer qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our compensation committee is responsible for, among other things:

•reviewing corporate goals and objectives with respect to the compensation of our Chief Executive Officer, evaluating our Chief Executive Officer’s performance in light of these goals and objectives and setting our Chief Executive Officer’s compensation;
•reviewing or making recommendations to our Board regarding the compensation of our other executive officers;
•reviewing and making recommendations to our Board regarding director compensation;
•reviewing and making recommendations to our Board regarding our incentive compensation and equity-based plans and arrangements;
•appointing and overseeing any compensation consultants;
•reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and
•preparing the annual compensation committee report required by SEC rules, to the extent required.

Our compensation committee consists of Robert Masson and Michael Blitzer with Mr. Blitzer serving as chair. Our Board has determined that Robert Masson and Michael Blitzer qualify as “independent” under Nasdaq’s additional standards applicable to compensation committee members and each member of the compensation committee is a “non-employee director” as defined in Section 16b-3 of the Exchange Act.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

•identifying individuals qualified to become members of our Board and ensure our Board has the requisite expertise and consists of persons with sufficiently diverse and independent backgrounds;
•recommending to our Board the persons to be nominated for election as directors and to each committee of our Board;
•developing and recommending to our Board corporate governance guidelines, and reviewing and recommending to our Board proposed changes to our corporate governance guidelines from time to time; and
•overseeing the annual evaluations of our Board and its committees.

Our nominating and corporate governance committee consists of Michael Blitzer, William Liquori and Nicole Seligman with Nicole Seligman serving as chair. The Board has determined that each of the members of our nominating and corporate governance committee qualify as “independent” under Nasdaq rules applicable to nominating and corporate governance committee members.

Conflicts Committee

Our conflicts committee is responsible for, among other things:

•reviewing and approving business matters in which the interests of the Company or its subsidiaries may conflict or appear to conflict with the interests of IBX or any other IBX affiliate or any director or any of such director’s affiliates; and

•reviewing and approving or ratifying any related person transactions.

Our conflicts committee consists of Michael Blitzer, William Liquori, Robert Masson and Nicole Seligman with William Liquori serving as chair. The Board has determined that each of the members of our conflicts committee qualify as “independent” under Nasdaq rules applicable to nominating and corporate governance committee members.

Our Board may from time to time establish other committees.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website, https://www.intuitivemachines.com/investors under the “Corporate Governance” section.

We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website rather than by filing a Current Report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during fiscal year 2023, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our compensation committee.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2023, our “named executive officers” and their positions were as follows:

•Stephen Altemus, President and Chief Executive Officer;
•Timothy Crain, Chief Technology Officer
•Erik Sallee, Chief Financial Officer; and
•Anna Jones, General Counsel and Secretary.

Mr. Sallee resigned from his position with the Company and its subsidiaries, effective as of January 26, 2024 and Mr. Vontur was appointed as interim Chief Financial Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total
Stephen Altemus President and Chief Executive Officer	2023	699,377	—	—	15,106	714,483
	2022	490,954	150,000	—	10,675	651,629
Timothy Crain Chief Technology Officer	2023	429,640	—	—	11,550	441,190
	2022	359,805	100,000	—	10,675	470,480
Erik Sallee Chief Financial Officer	2023	450,000	—	4,158,000	1,212	4,609,212
	2022	366,923	100,000	—	1,212	468,135
Anna Jones General Counsel and Secretary	2023	225,000(4)	—	378,000	5,262	608,262

(1)    The Board determined to not approve any discretionary bonus payments with respect to 2023.
(2)    With respect to 2023, amounts reflect the grant-date fair value of restricted stock unit awards granted during the year ended December 31, 2023 computed in accordance with ASC Topic 718, Compensation-Stock Compensation. See Note 11 to our consolidated financial statements for a discussion of the relevant assumptions used in calculating these amounts.
(3)    Amounts reflect the Company’s 401(k) plan matching contributions.
(4)    Ms. Jones’ employment with the Company commenced on March 27, 2023, and therefore the base salary amount set forth in the table above reflects the amount earned for the portion of 2023 in which she was employed by us. Ms. Jones had an annual base salary rate of $300,000 in 2023.

Narrative to Summary Compensation Table

2023 Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2023 annual base salaries for Messrs. Altemus, Crain and Sallee were $699,377, $429,640 and $450,000, respectively, and the 2023 annual base salary for Ms. Jones was $300,000. The actual base salaries earned by our named executive officers for services in 2023 are set forth above in the Summary Compensation Table in the column entitled “Salary.”

2023 Bonuses

Our named executive officers are eligible to earn discretionary cash bonuses for calendar year 2023, as determined by the Board. Mr. Sallee and Ms. Jones are eligible to earn annual cash bonuses under our bonus program based on the achievement of individual and/or our performance goals. Under the Sallee and Jones offer letters, their target bonus opportunity is 30% of their annual base salary. On February 7, 2024, the Board determined the discretionary 2023 annual cash bonus awards for the named executive officers of the Company and determined that no annual cash bonus awards are payable to any named executive officer with respect to 2023. On February 7, 2024, the Board also approved one-time special restricted stock unit awards for each of Mr. Altemus, Mr. Crain and Ms. Jones in consideration of their strong performance in 2023. The awards were granted pursuant to the Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan and will vest based on the achievement of designated Company operational performance goals, subject to the executive’s continued employment through the 60-day anniversary of the applicable performance goal achievement date, and cover 105,000, 43,000 and 27,000 restricted stock units, respectively.

Equity Compensation

Unit Option Plan

Prior to the Transactions, we offered awards of options to purchase non-voting class B membership interests of Intuitive Machines OpCo to eligible service providers, including certain of our named executive officers, pursuant to the Intuitive Machines, LLC 2021 Unit Option Plan (the “2021 Plan”). In connection with the consummation of the Transactions, the options were recapitalized into options to purchase Intuitive Machines OpCo Common Units. Since the consummation of the Transactions, awards have not been (and will not be granted) under the 2021 Plan.

In 2022 and 2023 we did not award any stock options pursuant to the 2021 Plan to any of our named executive officers. Messrs. Altemus and Crain do not hold stock options or any other compensatory equity awards.

Intuitive Machines Incentive Plan

In connection with the consummation of the Transactions, we adopted the Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “Intuitive Machines Incentive Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. In 2023, the Board granted restricted stock units to certain of our named executive officers under the Incentive Plan. On May 9, 2023, our Board approved grants of time-based restricted stock units (“RSUs”) to Mr. Sallee and Ms. Jones under the Intuitive Machines Incentive Plan covering 550,000 shares and 50,000 shares of Class A Common Stock, respectively. The RSUs will vest as to one-fourth (1/4th) of the underlying RSUs on each of the first four anniversaries of April 11, 2023, subject to the executive’s continued employment as of each vesting date. Upon a termination of the executive’s employment for any reason, any then-unvested RSUs will automatically be forfeited by the executive and terminated without consideration thereof.

On February 7, 2024, the Board also approved one-time, special restricted stock unit awards for each of Mr. Altemus, Mr. Crain and Ms. Jones in consideration of their strong performance in 2023. The awards were granted pursuant to the Intuitive Machines Incentive Plan and will vest based on the achievement of designated Company operational performance goals, subject to the executive’s continued employment through the 60-day anniversary of the applicable performance goal achievement date, and cover 105,000, 43,000 and 27,000 restricted stock units, respectively.

Other Elements of Compensation

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The U.S. Internal Revenue Code of 1986, as amended (the “Code”) allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•medical, dental and vision benefits;
•health savings and flexible spending accounts;
•short-term and long-term disability insurance;

•basic life and accidental death and dismemberment insurance;
•accident and critical illness insurance; and
•term life insurance.

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Clawback Policy

We have adopted a compensation recovery policy (the Company’s Policy for Recovery of Erroneously Awarded Compensation), which was effective as of October 2, 2023, that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of Class A Common Stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023. Unless otherwise indicated, awards included in the following table were granted pursuant to the 2023 Plan.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares or Unitis of Stock That Have Not Vested ($)(1)
Stephen Altemus	—	—	—	—	—	—	—
Timothy Crain	—	—	—	—	—	—	—
Erik Sallee	June 14, 2021(2)	111,249	55,624	1.80	June 14, 2031	—	—
	May 9, 2023	—	—	—	—	550,000(3)	1,402,500
Anna Jones	May 9, 2023	—	—	—	—	50,000(3)	127,500

(1)    Amounts are calculated based on multiplying the number of shares shown in the table by the per share closing price of our Common Stock on December 29, 2023, the last trading day of 2023, which was $2.55.
(2)    This stock option was granted pursuant to the 2021 Plan and vests and becomes exercisable in equal annual installments over three years from the applicable grant date, subject to Mr. Sallee’s continued service. Mr. Sallee resigned as Chief Financial Officer of the Company effective January 26, 2024. In addition, if Mr. Sallee’s continuous service is terminated by us without “cause,” Mr. Sallee will vest in the portion of the option that would have otherwise vested on the next anniversary of June 14, 2021.
(3)    This RSU award vests as to 25% of the underlying RSUs on each of the first four anniversaries of April 11, 2023, subject to the executive’s continued employment through the applicable vesting date. The amounts shown represent the number of shares subject to the RSU awards that remain eligible to vest as of December 31, 2023.

Executive Compensation Arrangements

On March 20, 2021 we entered into an offer letter with Erik Sallee to serve as our Chief Financial Officer. Mr. Sallee’s employment under the offer letter is at-will and will continue until terminated at any time by either party. Pursuant to his offer letter, Mr. Sallee is entitled to receive an annual base salary of $330,000 per year; as described above, Mr. Sallee’s annual base salary was increased effective September 3, 2022 to $450,000. In addition, Mr. Sallee is eligible to participate in the 2021 Plan and in the health and welfare benefit plan and programs maintained by us for the benefit of our employees.

On February 6, 2023 we entered into an offer letter with Anna Jones to serve as our General Counsel. Ms. Jones’ employment under the offer letter is at-will and will continue until terminated at any time by either party. Pursuant to her offer letter, Ms. Jones is entitled to receive an annual base salary of $300,000 per year, as described above.

Mr. Sallee and Ms. Jones are eligible to earn annual cash bonuses under our bonus program, based on the achievement of individual and/or our performance goals. Under the Sallee and Jones offer letters, their target bonus opportunity is 30% of their annual base salary. Mr. Sallee resigned as Chief Financial Officer of the Company effective January 26, 2024. On January 26, 2024, the Company and Mr. Sallee entered into a consulting agreement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Sallee will provide consulting and advisory services at the request of the Company from January 27, 2024 through March 31, 2024. In consideration for the consulting and advisory services provided by Mr. Sallee under the Consulting Agreement, the Company will accelerate, on March 31, 2024, the vesting of 55,624 shares subject to a stock option granted under the 2021 Plan and 137,500 unvested restricted stock units granted under the Intuitive Machines Incentive Plan, subject to Mr. Sallee’s continued services through such date. Under the Consulting Agreement, Mr. Sallee agreed to a general release of claims along with other standard terms.

Messrs. Altemus or Crain were not, and are not, parties to employment agreements or offer letters in 2023.

Director Compensation

2023 Director Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our non-employee directors and to our Chairman who served on our Board during the year ended December 31, 2023.

Mr. Altemus is also a member of our Board but did not receive any additional compensation for his service as a director. See the section entitled “— Summary Compensation Table” above for information regarding the compensation paid to Mr. Altemus in 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Kamal Ghaffarian	105,000	205,000	310,000
Michael Blitzer	91,250	155,000	246,250
William Liquori	81,875	155,000	236,875
Robert Masson	88,125	155,000	243,125
Nicole Seligman(2)	58,125	155,000	213,125

(1)    With respect to 2023, amounts reflect the grant-date fair value of restricted stock unit awards granted during the year ended December 31, 2023 computed in accordance with ASC Topic 718, Compensation-Stock Compensation. See Note 11 to our consolidated financial statements for a discussion of the relevant assumptions used in calculating these amounts.
(2)    Ms. Seligman joined our Board on June 23, 2023.

The following table shows the aggregate numbers of outstanding RSUs held as of December 31, 2023 by each non-employee director and our Chairman.

Name	RSUs Outstanding at 2023 Fiscal Year End (#)(1)
Kamal Ghaffarian	67,434
Michael Blitzer	18,321
William Liquori	18,321
Robert Masson	18,321
Nicole Seligman	18,321

(1)    Represents RSUs, each of which represents a contingent right to receive one share of Class A Common Stock. The RSUs will vest in full on the earlier to occur of the first anniversary June 23, 2023 and the date of the next annual meeting following the grant date.

In 2023, for Mr. Ghaffarian’s service as Chairman of the Board, the Board also approved cash compensation for Mr. Ghaffarian of $105,000 and an RSU award covering shares of our Class A Common Stock (the “Ghaffarian RSU Award”) with an aggregate value of $205,000. The Ghaffarian RSU Award will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

Director Compensation Program

In connection with the consummation of the Transactions, we approved and implemented a non-employee director compensation program, amended and restated effective June 23, 2023 (the “Director Compensation Program”) for our non-employee directors (each, an “Eligible Director”) that consists of annual cash retainer fees and long-term equity awards. The material terms of the Director Compensation Program are described below.

The Director Compensation Program consists of the following components: Cash Compensation:

•Annual Retainer: $55,000

•Annual Committee Chair Retainer:
◦Audit: $20,000
◦Compensation: $15,000
◦Conflicts: $15,000
◦Nominating and Corporate Governance: $15,000

•Annual Committee Member (Non-Chair) Retainer:
◦Audit: $10,000
◦Compensation: $7,500
◦Conflicts: $7,500
◦Nominating and Corporate Governance: $7,500

The annual cash retainer will be paid in quarterly installments in arrears. Annual cash retainers will be pro-rated for any partial calendar quarter of service.

Equity Compensation:

•June 2023 Grant: Each Eligible Director who was serving on the Board as of the first Board meeting in June 2023 was granted a restricted stock unit award covering shares of our Class A Common Stock (each, an “RSU Award”) with an aggregate value of $155,000.

Each June 2023 RSU Award will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

•Initial Grant: Each Eligible Director who is initially elected or appointed to serve on our Board after the grant of the June 2023 RSU Awards automatically will be granted an RSU Award with an aggregate value of $155,000, pro-rated for the number of days that have elapsed since the last occurring annual meeting.
Each Initial Grant will be granted on the date on which such Eligible Director is appointed or elected to serve on the Board, will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

•Annual Grant: An Eligible Director who is serving on our Board as of the date of an annual meeting of stockholders (beginning with calendar year 2024) will be granted, on the date of such annual meeting, an RSU Award with an aggregate value of $155,000.

Each Annual Grant will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

In addition, each equity award granted to an Eligible Director under the Director Compensation Program and the Ghaffarian RSU Award will vest in full immediately prior to the occurrence of a “change in control” (as defined in the Intuitive Machines Incentive Plan). Compensation under the Director Compensation Program will be subject to the annual limits on non-employee director compensation set forth in the Intuitive Machines Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth beneficial ownership of our common stock as of March 15, 2024 by:

•each person who is known to be the beneficial owner of more than 5% of shares of our common stock;
•each of our current named executive officers and directors; and
•all current executive officers and directors as a group.

The information below is based on an aggregate of 51,080,059 shares of Class A Common Stock and 70,909,012 shares of Class C Common Stock issued and outstanding as of March 15, 2024. No shares of Class B Common Stock were issued and outstanding as of March 15, 2024. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including warrants that are currently exercisable or exercisable within 60 days. Voting power represents the combined voting power of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock owned beneficially by such person. On all matters to be voted upon, holders of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval and holders of Class C Common Stock are entitled to three votes per share on all matters submitted to the stockholders for their vote or approval.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock	% of Ownership	Number of Shares of Class B Common Stock	% of Ownership	Number of Shares of Class C Common Stock	% of Ownership	Number of Shares of Class A, Class B, and Class C Common Stock	% of Total Voting Power
5% Holders
Guy Shanon(2)(3)	9,216,104	16.1	—	—	—	—	9,216,104	3.4
Kingstown Capital Management, LP(3)	5,375,305	9.8	—	—	—	—	5,375,305	2.0
Kingstown Management GP, LLC(3)	5,375,306	9.8	—	—	—	—	5,375,306	2.0
Armistice Capital, LLC(10)	23,529,415	46.1	—	—	—	—	23,529,415	8.9
Directors and Executive Officers of Intuitive Machines
Stephen Altemus(5)(9)	245,000	*	—	—	16,581,703	23.4	16,826,703	18.9
Kamal Ghaffarian(6)(9)	12,516,232	20.8	—	—	43,825,852	61.8	56,342,084	52.8
Timothy Crain(7)(9)	129,000	*	—	—	10,501,457	14.8	10,630,457	12.0
Erik Sallee(8)(9)	111,249	*	—	—	—	—	111,249	*
Michael Blitzer(4)	4,200,798	7.8	—	—	—	—	4,200,798	1.6
Peter McGrath(9)(11)	367,187	*	—	—	—	—	367,187	*
Lieutenant General William Liquori	—	—	—	—	—	—	—	—
Robert Masson	—	—	—	—	—	—	—	—
Nicole Seligman	—	—	—	—	—	—	—	—
All directors and executive officers as a group (9 individuals)	17,569,466	27.7	—	—	70,909,012	100.0	88,478,478	83.4

*    Less than 1%
(1)    Unless otherwise noted, the business address of each of those listed in the table above is c/o Intuitive Machines, LLC, 13467 Columbia Shuttle Street, Houston, TX 77059.
(2)    Consists of (i) 1,302,673 shares of Class A Common Stock and (ii) 2,538,125 shares of Class A Common Stock underlying Private Placement Warrants which are currently exercisable (without giving effect to the 9.8% beneficial ownership blocker described in the Warrant Agreement). Such securities were distributed by Inflection Point Holdings LLC to Guy Shanon for no consideration in accordance with Inflection Point Holdings LLC’s limited liability company agreement.
(3)    Kingstown 1740 Fund, LP (“Kingstown 1740”) is the record holder of such shares. Kingstown Capital Management, L.P. (“KCM”) is the investment manager of Kingstown 1740. Kingstown Management GP LLC (“KMGP”) is the general partner of KCM. Kingstown Capital Partners LLC (“KCP”) is the general partner of Kingstown 1740. Michael Blitzer and Guy Shannon are the managing members of KMGP and KCP. KCM, KMGP, KCP and Mr. Shanon share voting investment discretion with respect to the securities held by Kingstown 1740. Notwithstanding his roles with KCM, KMGP and KCP, Mr. Blitzer has relinquished voting power and dispositive power over securities held by entities managed or controlled by KCM, KMGP and/or KMGP. Each of KCM, KMGP, KCP, Mr. Blitzer and Mr. Shanon disclaims beneficial ownership over any securities directly held by Kingstown 1740 other than to the extent of its/his respective pecuniary interest therein, directly or indirectly. Such amounts consist of the following securities owned by Kingstown 1740 (i) 1,585,904 shares of Class A Common Stock, (ii) 3,218,750 shares of Class A Common Stock underlying warrants which are currently exercisable and 570,652 shares of Class A Common Stock issuable upon exercise of Preferred Investor Warrants purchased by Kingstown 1740 in connection with the Series A Investment which are currently convertible (without giving effect to the 9.9% beneficial ownership blocker described in the form of Preferred Investor Warrant). The principal business office of Kingstown 1740 is c/o Kingstown Capital Management L.P., 167 Madison Avenue, Suite 205 #1033, New York, New York 10016.
(4)    Consists of (i) 1,662,673 shares of Class A Common Stock and (ii) 2,538,125 shares of Class A Common Stock underlying Private Placement Warrants which are currently exercisable (without giving effect to the 9.8% beneficial ownership blocker described in the Warrant Agreement). Such securities were distributed by Inflection Point Holdings LLC to Mr. Blitzer for no consideration in accordance with Inflection Point Holdings LLC’s limited liability company agreement. Mr. Blitzer’s principal place of business in located at 167 Madison Avenue, Suite 205 #1033, New York, New York 10016.
(5)    Reflects (i) 140,000 restricted stock units (“RSUs”) awarded to Stephen Altemus on February 7, 2024, each of which represents a contingent right to receive one share of Class A Common Stock, such RSUs will vest in four equal annual installments beginning on April 11, 2024 and do not expire, (ii) 105,000 performance-based RSUs granted to Stephen Altemus on February 7, 2024 and the achievement of which was certified by our Board on February 25, 2024, each of which represents a contingent right to receive one share of Class A Common Stock, such RSUs will vest on April 11, 2024 and do not expire and (iii) 16,581,703 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class C Common Stock held of record by a revocable trust of which Mr. Altemus is a trustee and exercises investment discretion.
(6)    Consists of (i) 2,026,015 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class C Common Stock held of record by GM Enterprises, LLC, (ii) 1,393,824 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class C Common Stock held of record by Intuitive Machines KG Parent, LLC, (iii) (A) 40,406,013 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class C Common Stock, (B) 3,487,278 Conversion Shares, (C) an aggregate of 8,301,560 shares of Class A Common Stock issuable upon the exercise of the Conversion Warrants, assuming that the Conversion Warrants are each exercised in full to purchase shares of Class A Common Stock, and (D) 64,328 shares of Class A Common Stock, in each case, held of record by Ghaffarian Enterprises, LLC (“Ghaffarian Enterprises”) and (iv) 67,434 restricted stock units RSUs awarded to Dr. Kamal Ghaffarian on November 15, 2023, each of which represents a contingent right to receive one share of Class A Common Stock. The RSUs will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date. The RSUs do not expire. Dr. Kamal Ghaffarian may also be deemed to beneficially own (i) 459,762 shares of Class A Common Stock issuable upon conversion of 5,000 shares of Series A Preferred Stock at a conversion price of $5.10 per share purchased by Ghaffarian Enterprises in connection with the Series A Investment which are currently convertible (without giving effect to the 9.9% beneficial ownership blocker described in the form of Certificate of Designation) and (ii) 135,870 shares of Class A Common Stock issuable upon exercise of Preferred Investor Warrants purchased by Ghaffarian Enterprises in connection with the Series A Investment which are currently exercisable (without giving effect to the 9.9% beneficial ownership blocker described in the form of Preferred Investor Warrant). Dr. Kamal Ghaffarian is the sole trustee of a revocable trust, which is the sole member of each of Ghaffarian Enterprises, GM Enterprises, LLC and Intuitive Machines KG Parent, LLC. As a result, Dr. Kamal Ghaffarian may be deemed to share beneficial ownership of the securities reported herein, but disclaims beneficial ownership. The principal business office of Dr. Kamal Ghaffarian is 5937 Sunnyslope Drive, Naples, FL 34119. The principal business office of each of Ghaffarian Enterprises, GM Enterprises, LLC and Intuitive Machines KG Parent, LLC is 801 Thompson Avenue, Rockville, MD 20852.
(7)    Reflects (i) 86,000 RSUs awarded to Timothy Crain on February 7, 2024, each of which represents a contingent right to receive one share of Class A Common Stock, such RSUs will vest in four equal annual installments beginning on April 11, 2024 and do not expire, (ii) 43,000 performance-based RSUs granted to Timothy Crain on February 7, 2024 and the achievement of which was certified by our Board on February 25, 2024, each of which represents a contingent right to receive one share of Class A Common Stock, such RSUs will vest on April 11, 2024 and do not expire, and (iii) 10,501,457 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class C Common Stock.
(8)    Mr. Sallee may be deemed to beneficially own 111,249 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class B Common Stock issuable upon the exercise of stock options that vest within 60 days of this prospectus.
(9)    Each Intuitive Machines OpCo Common Unit, when paired with one share of Class B Common Stock or one share of Class C Common Stock, will be exchangeable, in tandem with the cancellation of the paired share of Class B Common Stock or share of Class C Common Stock, for one share of Class A Common Stock. After the expiration of the Lock-Up Period (as defined the A&R Registration Rights Agreement), holders of Intuitive Machines OpCo Common Units will be permitted to exchange such Intuitive Machines OpCo Common Units (along with the cancellation of the paired share of Class B Common Stock or share of Class C Common Stock) for shares of Class A Common Stock on a one-for-one basis pursuant to the A&R Operating Agreement (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or at the election of Intuitive Machines, Inc. (determined by a majority of the directors of Intuitive Machines, Inc. who are disinterested with respect to such determination), cash from a substantially concurrent public offering or private sale in an amount equal to the net amount, on a per share basis, of cash received as a result of such public offering or private sale.
(10)    Consists of (i) 4,705,883 PIPE Shares and (ii) 18,823,532 shares of Class A Common Stock issued upon the exercise of the Armistice Warrants. The securities are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”) and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital.
(11)    Consists of (i) 83,437 Intuitive Machines OpCo Common Units and a corresponding number of shares of Class B Common Stock issuable upon the exercise of a stock option that vests in three substantially equal annual installments beginning on June 14, 2024, and (ii) 250,000 RSUs awarded to Mr. McGrath on May 9, 2023, each of which represents a contingent right to receive one share of Class A Common Stock, such RSUs will vest in four equal annual installments beginning on April 11, 2024 amd do not expire and (iii) 33,750 performance-based RSUs granted to Peter McGrath on February 7, 2024 and the achievement of which was certified by our Board on February 25, 2024, each of which represents a contingent right to receive one share of Class A Common Stock, such RSUs will vest on April 11, 2024 and do not expire.

Securities Authorized for Issuance Under Equity Compensation Plans

2021 Unit Option Plan
On May 2021, the Intuitive Machines, LLC’s board of directors adopted, and its members approved the 2021 Unit Option Plan (the “2021 Plan”). Initially, the 2021 Plan allowed the Intuitive Machines, LLC to grant incentive unit options (“Incentive Unit Options”) to purchase Class B unit interests. Pursuant to the 2021 Plan, up to 6,125,000 shares of Class B units were reserved for issuance, upon exercise of the aforementioned Incentive Unit Options made to employees, directors and consultants.

As a result of the Business Combination discussed in Note 3 - Business Combination and Related Transactions and per the terms of the Second Amended and Restated Intuitive Machines, LLC Operating Agreement, the unexpired and unexercised outstanding Incentive Unit Options at the closing of the Business Combination, whether vested or unvested, were proportionately adjusted using a conversion ratio of 0.5562 (rounded down to the nearest whole number of options). The exercise price of each option was adjusted accordingly. Each Incentive Unit Option continues to be subject to the terms and conditions of the 2021 Plan and will be exercisable for Class B common units of Intuitive Machines, LLC (the “Class B Common Units”). When an option is exercised, the participant will receive Class A Common Stock. Following the consummation of the Business Combination, no new awards were granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”), which became effective in conjunction with closing of the Business Combination in February 2023, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. As of December 31, 2023, the Company has issued restricted stock units (“RSUs”) and no other awards have been granted under the 2023 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding restricted stock units and options (a)	Weighted-average exercise price of outstanding restricted stock options and options (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2021 Plan	1,325,354	$3.15	—
2023 Plan(2)	1,826,946	$—	10,879,865
Equity compensation plans not approved by shareholders	—		—
Total	3,152,300		10,879,865

(1)    Reflects the effects of the Business Combination in which share-based compensation awards of legacy Intuitive Machines, LLC were converted into share-based compensation awards of Intuitive Machines using an exchange ratio of 0.5562.
(2) Column (a) represents shares of common stock that may be issued upon the vesting and settlement of service-based RSUs with no consideration of an exercise price.

Item 13. Certain Relationships and Related Transactions and Director Independence

Our Relationship with Ghaffarian Enterprises, LLC

On January 10, 2024, Intuitive Machines, LLC (“Intuitive Machines OpCo”), a subsidiary of Intuitive Machines, Inc. (the “Company”), entered into the Loan Documentation with the Lender. The Loan Documentation included the Credit Support Guarantees by the Guarantor and documentation by which the Guarantor supported such Credit Support Guarantees with collateral including marketable securities, in each case in favor of the Lender for the benefit of Intuitive Machines OpCo.

On January 28, 2024, the Company, Intuitive Machines OpCo and the Guarantor entered into the Letter Agreement pursuant to which, on January 29, 2024: (i) the Guarantor contributed $10.0 million to the Company and Intuitive

Machines OpCo for purposes of repaying the Repayment Obligation, in exchange for which (x) the Company issued to the Guarantor the Conversion Shares and the Conversion Warrants and (y) Intuitive Machines OpCo issued to the Guarantor the OpCo Conversion Warrants. Following the Contribution, the Company contributed $10.0 million to Intuitive Machines OpCo for purposes of repaying the Repayment Obligations, in exchange for which Intuitive Machines OpCo issued to the Company the Conversion Units and the OpCo Mirror Warrants . Following the OpCo Contribution, Intuitive Machines OpCo caused the Repayment Obligation and all other amounts required to be paid to the Lender in satisfaction of the Credit Line to be repaid in full.

Pursuant to the Letter Agreement, the Guarantor agreed to make the Contribution. In exchange for the Contribution, (i) Intuitive Machines OpCo agreed to issue to the Guarantor, pursuant to Section 4(a)(2) of the Securities Act, (A) the OpCo Series A Warrant, which OpCo Series A Warrant will only be exercisable if, when and to the extent that the Conversion Series A Warrant is exercised by the holder thereof for shares of Class C Common Stock, with an exercise price per unit equal to $2.57 and an expiration date of January 29, 2029, and (B) OpCo Series B Warrant, which OpCo Series B Warrant will only be exercisable if, when and to the extent that the Conversion Series B Warrant is exercised by the holder thereof for shares of Class C Common Stock, with an exercise price per unit equal to $2.57 and an expiration date of July 29, 2025, and (ii) the Company agreed to issue to the Guarantor, pursuant to Section 4(a)(2) of the Securities Act, (A) the Conversion Shares and (B) (1) the Conversion Series A Warrant, which Conversion Series A Warrant is immediately exercisable and an expiration date of January 29, 2029, and (2) the Conversion Series B Warrant, which Series B Warrant is immediately exercisable and has an expiration date of July 29, 2025.

The Company further agreed that, immediately following the Conversion Transactions, the Company would contribute the OpCo Contribution in exchange for (i) the Conversion Units, (ii) the OpCo Series A Mirror Warrant, which OpCo Series A Mirror Warrant will only be exercisable if, when and to the extent that the Conversion Series A Warrant is exercised by the holder of the Conversion Series A Warrant for shares of Class A Common Stock, with an exercise price per unit equal to $2.57 and an expiration date of January 29, 2029, and (iii) the OpCo Series B Mirror Warrant, which OpCo Series B Mirror Warrant will only be exercisable if, when and to the extent that the Conversion Series B Warrant is exercised by the holder of the Conversion Series B Warrant for shares of Class A Common Stock, with an exercise price per unit equal to $2.57 and an expiration date of July 25, 2025.

Our Relationship with Axiom Space, Inc.

Dr. Kamal Ghaffarian, our co-founder and chairman of our Board, is a co-founder and current member of management of Axiom Space, Inc. (“Axiom”). Axiom Space uses our services in the ordinary course of its space infrastructure development activities. As such, revenues related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms. The Company recognized revenue from Axiom related to engineering services of $153 thousand and $1.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2022, there was $0.8 million of affiliate accounts receivable which was fully reserved. During the third quarter of 2023, the affiliate accounts receivable balance was collected and the reserve was reversed. As of December 31, 2023, there were no affiliate accounts receivable related to Axiom.
Our Relationship with X-energy, LLC

As of December 31, 2023 and 2022, there were zero and $0.1 million, respectively, of affiliate accounts payable related to X-energy, LLC (“X-energy”) expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms.

Our Relationship with IBX, LLC and PTX, LLC

Dr. Kamal Ghaffarian, our co-founder and chairman of our Board, is a co-founder and current member of management of IBX, LLC and PTX, LLC (“IBX/PTX”). IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. We rely on IBX/PTX for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX are incurred in the normal course of business and amounts are settled under normal business terms. The Company incurred expenses with IBX/PTX of $0.1 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there was approximately $0.4 million of affiliate accounts payable related to IBX/PTX expenses.

Our Relationship with KBR, Inc.

On November 12, 2020, KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries, made an initial investment in one of our operating subsidiaries, Space Network Solutions, LLC (“Space Network Solutions”), resulting in a 10% ownership by KBR of Space Network Solutions as of the date of such investment. As of December 31, 2023, KBR held approximately 10% of the equity of Space Network Solutions. In the ordinary course of business, we regularly provide engineering services to KBR. We recognized affiliate revenue from KBR related to engineering services of $3.1 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there were $0.5 million and $0.3 million, respectively, of affiliate accounts receivable related to KBR revenue.

Our Relationship with ASES

ASES is a joint venture between Aerodyne Industries, LLC and KBR. Dr. Kamal Ghaffarian, our co-founder and the chairman of our Board, is a current member of management at Aerodyne Industries with an ownership interest in Aerodyne Industries. Revenue related to ASES are incurred in the normal course of business and amounts are settled under normal business terms. The Company recognized revenue from ASES related to engineering services of $1.1 million for the year ended December 31, 2023. As of December 31, 2023, there was $0.1 million of affiliate accounts receivable related to ASES revenue.

Our Relationship with Penumbra, LLC

On November, 2019, certain members of our management team formed Penumbra, LLC (“Penumbra”) as an Isle of Man entity. The sole purpose of forming Penumbra was to permit us to obtain required licenses for its Lunar Data Network line of business to operate in the ordinary course. The Company incurred expenses with Penumbra related to license fees for the year ended December 31, 2022 of $134 thousand, and incurred no expenses for the year ended December 31, 2023. As of December 31, 2023, no member of our management team has received any financial benefit from its ownership interest in Penumbra, LLC, other than expense reimbursements incurred in the ordinary course. This entity has be dissolved.

Employment Arrangement with an Immediate Family Member of a member of the Board and Chief Executive Officer

Joe Altemus, the son of Stephen Altemus, a member of our Board and our Chief Executive Officer, is a Mechanical Systems Engineer at Intuitive Machines. Mr. Altemus’ compensation is based on reference to external market practice of similar positions or internal pay equity when compared to the compensation paid to employees in similar positions who were not related to a member of our Board and our Chief Executive Officer.

Post-Business Combination Arrangements

In connection with the Business Combination Agreement, certain agreements were entered into. These agreements include:

Tax Receivable Agreement

In connection with the consummation of the Transactions, we entered into a Tax Receivable Agreement with Intuitive Machines OpCo and certain members of Intuitive Machines OpCo provides for payment to such members of Intuitive Machines OpCo of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, is deemed to realize) as a result of:

•existing tax basis in certain assets of Intuitive Machines OpCo and certain of its direct or indirect subsidiaries (including assets that will eventually be subject to depreciation or amortization once placed in service) that is obtained (i) by Intuitive Machines in connection with the Business Combination and (ii) by Intuitive Machines in connection with and is attributable to an Intuitive Machines OpCo Common Unit exchanged or redeemed by an Intuitive Machines Member (“Existing Basis”);
•tax basis adjustments resulting from future redemptions or exchanges of Intuitive Machines OpCo Common Units from the Intuitive Machines Members or certain distributions (or deemed distributions) by Intuitive Machines OpCo and certain payments made under the Tax Receivable Agreement (“Basis Adjustments”); and
•deductions attributable to imputed interest and other payments of interest by Intuitive Machines pursuant to the Tax Receivable Agreement (“Interest Deductions”).

A&R Operating Agreement

We operate our business through Intuitive Machines OpCo and its subsidiaries. In connection with the consummation of the Transactions, we amended and restated our limited liability company agreement by adopting the Second Amended and Restated Limited Liability Company Agreement (the “A&R Operating Agreement”). The A&R Operating Agreement (i) permits the issuance and ownership of the equity of Intuitive Machines OpCo as contemplated by the Business Combination Agreement following the consummation of the Transactions and (ii) admits us as the managing member of Intuitive Machines OpCo. The operations of Intuitive Machines OpCo, and the rights and obligations of the holders of Intuitive Machines OpCo Common Units, are set forth in the A&R Operating Agreement.

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

Capitalization. The A&R Operating Agreement provides for (i) a single class of Intuitive Machines OpCo Common Units; (ii) a single class of Series A Preferred Units; and (iii) a single class of unvested earn out units of Intuitive Machines OpCo (the “Unvested Earn Out Units”). All Intuitive Machines OpCo Common Units have identical rights and privileges in all respects, all Series A Preferred Units have identical rights and privileges in all respects and all Unvested Earn Out Units have identical rights and privileges in all respects. Each Common Unit entitles the holder to a pro rata share of the net profits and net losses and distributions of Intuitive Machines OpCo.

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

LLC Unit redemption right. The A&R Operating Agreement provides a redemption right to the Members (other than us and our subsidiaries) and option holders (in connection with the exercise of an Intuitive Machines OpCo Option, as such term is defined in the A&R Operating Agreement), which entitles them to have their Intuitive Machines Opco Common Units redeemed, in whole or in part, at the election of each such person, for newly-issued shares of Class A Common Stock on a one-to-one basis or, to the extent there is cash available from a contemporaneous public offering or private sale of Class A Common Stock by us (in each case, subject to the terms and restrictions set forth in the A&R Operating Agreement). Alternatively, we may instead authorize a cash payment equal to a volume weighted average market prices of one share of Class A Common Stock for each Intuitive Machines Opco Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and similar events affecting the Class A Common Stock). If we decide to make a cash payment, the Member has the option to rescind its redemption request within a specified time period. Upon the exercise of the redemption right, the redeeming member will surrender its Intuitive Machines Opco Common Units for cancellation. The A&R Operating Agreement requires that we contribute cash or shares of Class A Common Stock to Intuitive Machines OpCo in exchange for an amount of Intuitive Machines Opco Common Units that will be issued to us equal to the number of units redeemed from the Member. Intuitive Machines OpCo will then distribute the cash or shares of Class A Common Stock to such Member to complete the redemption. In the event of such election by a Member, we may, at our option, effect a direct exchange of cash or Class A Common Stock for such Intuitive Machines Opco Common Units in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of Intuitive Machines OpCo Common Units that we own equals the number of shares of Class A Common Stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities). Shares of Class B Common Stock and Class C Common Stock, as the case may be, will be cancelled on a one-to-one basis if we, at the election of a Member, redeem or exchange units of such Member pursuant to the terms of the A&R Operating Agreement.

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

Maintenance of One-to-One Ratios. Our Certificate of Incorporation and the A&R Operating Agreement require that we and Intuitive Machines OpCo, respectively, at all times maintain (i) a one-to-one ratio between the number of Intuitive Machines OpCo Common Units owned by us, directly or indirectly, and the number of outstanding shares of Class A Common Stock, (ii) a one-to-one ratio between the number of Intuitive Machines OpCo Common Units owned by each Member (other than us and our subsidiaries), directly or indirectly, and the aggregate number of outstanding shares of Class B Common Stock and Class C Common Stock owned by such Member, (iii) a one-to-one ratio between the number of Series A Preferred Units owned by us, directly or indirectly, and the number of outstanding shares of Series A Preferred Stock, (iv) a one-to-one ratio between the number of warrants owned by us, directly or indirectly, and the number of outstanding Public Warrants and (v) a one-to-one ratio between the number of Preferred Investor Warrants, owned by us, directly or indirectly, and the number of outstanding Preferred Investor Warrants.

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

A&R Registration Rights Agreement

In connection with the consummation of the Transactions, we entered into that certain Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), dated as of February 13, 2023, by and among, us, the Sponsor, certain stockholders of Intuitive Machines and the Series A Investors pursuant to which we granted them and their affiliates the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act certain securities held by such holders, including registration of the shares of Class A Common Stock delivered to the Intuitive Machines Members in exchange for Intuitive Machines OpCo Common Units. See, Shares Eligible For Future Sale — Registration Rights.

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

Indemnification of Directors and Officers

The By-Laws provide that we are required to indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, the Certificate of Incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

There is no pending litigation or proceeding naming our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Director Independence

Under our Corporate Governance Guidelines and the Nasdaq rules, a director will not be independent unless our Board affirmatively determines that s/he does not have a direct or indirect material relationship with the Company or any of its subsidiaries. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules.

Our Board undertook a review of its composition, the composition of its committees and the independence of directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Michael Blitzer, William Liquori, Robert Masson and Nicole Seligman do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our Board considered the relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services

The Company’s Audit Committee has selected Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm to perform the audit of our consolidated financial statements for the fiscal year ending December 31, 2023. Grant Thornton has served as the independent registered public accounting firm for the Company since 2021. The following table represents fees for audit services rendered by Grant Thornton in addition to aggregate fees for audit-related, tax, and all other accounting related fees provided by other professional firms (in thousands):

	Year Ended December 31,
	2023	2022
Audit fees(1)	$1,080	$445
Audit-related fees(2)	828	1,225
Tax fees(3)	909	43
All other fees(4)	321	—
Total fees	$3,138	$1,713

(1)    Audit fees consist of fees for professional services rendered by Grant Thornton in connection with the audit of our annual consolidated financial statements, and quarterly reviews of our interim consolidated financial statements. Audit fees also include issuance of consents and professional services related to registration statements and comfort letters of which approximately $227 thousand was rendered by Marcum LLP during 2023.

(2)    Audit-related fees consist of fees for assurance and related services rendered that are reasonably related to the performance of the audit, review of the consolidated financial statements, or professional services related to registration statements.

(3)    Tax fees include fees associated with tax compliance services, including the preparation, review, and filing of certain tax returns, as well as tax consulting services.

(4)    All other fees primarily consist of but is not limited to professional services primarily associated with readiness and review of internal control over financial reporting.

Under our charter, the Company’s Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the Company’s independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Each year, the independent registered public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Consistent with the policies and procedures of our written charter, all audit and tax services set forth above for 2023 were pre-approved by our Audit Committee, which concluded that the provision of such services by Grant Thornton were compatible with the maintenance of the firm's independence. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report or incorporated by reference:

1.    The index for the consolidated financial statements of Intuitive Machines is listed on page 51 of this Annual Report. The report of Intuitive Machines, Inc.’s independent registered accounting firm (PCAOB ID: 248) with respect to the above referenced financial statements are included in Item 8 and Item 9A of this Form 10-K. Their consent appears as Exhibit 23.1 of this Form 10-K.

2.    The exhibits of Intuitive Machines are listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless noted as filed or furnished with this Annual Report.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of September 16, 2022, by and between Inflection Point Acquisition Corp. and Intuitive Machines, LLC	S-4/A	333-267846	4.5	January 20, 2023
3.1	Certificate of Incorporation of Intuitive Machines, Inc.	8-K	001-40823	3.1	February 14, 2023
3.2	By-Laws of Intuitive Machines, Inc.	8-K	001-40823	3.2	February 14, 2023
3.3	Certificate of Designation relating to the 10.0% Series A Cumulative Convertible Preferred Stock	8-K	001-40823	3.3	February 14, 2023
4.1	Warrant Agreement	8-K	001-40823	4.1	September 24, 2021
4.2	Specimen Class A Common Stock Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.5	January 20, 2023
4.3	Specimen Warrant Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.6	January 20, 2023
4.4	Form of Series A Common Stock Purchase Warrant, dated as of September 5, 2023, issued by Intuitive Machines, Inc. to the Purchaser	8-K	001-40823	4.1	September 6, 2023
4.5	Form of Series B Common Stock Purchase Warrant, dated as of September 5, 2023, issued by Intuitive Machines, Inc. to the Purchaser	8-K	001-40823	4.2	September 6, 2023
4.6	Form of Series A Common Stock Purchase Warrant	8-K	001-40823	4.1	January 11, 2024
4.7	Form of Series B Common Stock Purchase Warrant	8-K	001-40823	4.2	January 11, 2024
4.8	Form of Series A Common Unit Purchase Warrant	8-K	001-40823	4.1	January 30, 2024
4.9	Form of Series B Common Unit Purchase Warrant	8-K	001-40823	4.2	January 30, 2024
4.10	Form of Series A Common Stock Purchase Warrant	8-K	001-40823	4.3	January 30, 2024
4.11	Form of Series B Common Stock Purchase Warrant	8-K	001-40823	4.4	January 30, 2024
4.12	Form of Series A Common Unit Purchase Warrant	8-K	001-40823	4.5	January 30, 2024
4.13	Form of Series B Common Unit Purchase Warrant	8-K	001-40823	4.6	January 30, 2024
4.14	Description of Capital Stock	424B3	333-274621		October 3, 2023
10.1+	Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan	S-8		99.1	May 9, 2023
10.2	Tax Receivable Agreement, dated February 13, 2023, by and among Intuitive Machines, Inc., Intuitive Machines, LLC, the TRA Parties and other persons from time to time party thereto	8-K	001-40823	10.1	February 14, 2023
10.3	Second A&R Operating Agreement of Intuitive Machines, LLC, dated February 13, 2023	8-K	001-40823	10.2	February 14, 2023
10.4+	Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan	8-K	001-40823	10.7	February 14, 2023
10.5+	Form of Director Restricted Stock Unit Award Agreement	8-K	001-40823	10.2	June 23, 2023
10.6+	Form Restricted Stock Unit Award Agreement (under Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan)	8-K	001-40823	10.8	February 14, 2023

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.7+	Amended and Restated Non-Employee Director Compensation Program	8-K	001-40823	10.1	June 23, 2023
10.8+	Consulting Agreement, dated as of January 26, 2024, by and between Intuitive Machines, Inc. and Erik Sallee	8-K	001-40823	10.1	February 1, 2024
10.9	Securities Purchase Agreement, dated as of August 30, 2023, by and among Intuitive Machines, Inc. and the Purchaser named therein	8-K	001-40823	10.1	September 6, 2023
10.10	Registration Rights Agreement, dated as of August 30, 2023, by and among Intuitive Machines, Inc. and the Purchaser named therein	8-K	001-40823	10.2	September 6, 2023
10.11	Subscription Agreement, dated as of September 6, 2023, by and among Intuitive Machines, Inc. and Ghaffarian Enterprises, LLC	8-K	001-40823	10.3	September 6, 2023
10.12	Subscription Agreement, dated as of September 6, 2023, by and among Intuitive Machines, Inc. and Ghaffarian Enterprises, LLC	8-K	001-40823	10.4	September 6, 2023
10.13+	Non-Employee Director Deferral Plan
10.14	Form of Warrant Exercise Agreement, dated January 10, 2024, by and between Intuitive Machines, Inc. and the Investor	8-K	001-40823	10.1	January 11, 2024
10.15	Credit Agreement, dated as of January 10, 2024, by and between Intuitive Machines, LLC and Pershing LLC	8-K	001-40823	10.1	January 16, 2024
10.16	Letter Agreement, dated as of January 28, 2024, by and among Intuitive Machines, Inc., Intuitive Machines, LLC and Ghaffarian Enterprises, LLC	8-K	001-40823	10.1	January 30, 2024
10.17	Policy for Recovery of Erroneously Awarded Compensation
21.1*	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Intuitive Machines, Inc.

Date:	March 25, 2024	By:	/s/ Steven Vontur
Steven Vontur
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Altemus	Chief Executive Officer, President and Director	March 25, 2024
Stephen Altemus	(Principal Executive Officer)

/s/ Steven Vontur	Interim Chief Financial Officer	March 25, 2024
Steven Vontur	(Interim Principal Financial Officer)

/s/ Dr. Kamal Ghaffarian	Chairman of the Board of Directors	March 25, 2024
Dr. Kamal Ghaffarian

/s/ Michael Blitzer	Director	March 25, 2024
Michael Blitzer

/s/ William Liquori	Director	March 25, 2024
William Liquori

/s/ Robert Masson	Director	March 25, 2024
Robert Masson

/s/ Nicole Seligman	Director	March 25, 2024
Nicole Seligman