Form 10-Q
period 2024-03-31
Intuitive Machines, Inc.
filed 2024-05-14
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 8, 2024, the Registrant had 53,723,453 shares of Class A common stock, $0.0001 par value, 0 shares of Class B common stock, $0.0001 par value, and 70,909,012 shares of Class C common stock, $0.0001 par value, outstanding.

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
•our public securities’ potential liquidity and trading; and
•and other factors detailed under the section titled Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), the section titled Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section titled Part II., Item 1A. “Risk Factors” in this Quarterly Report and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Part I – Financial Information
Item 1. Financial Statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$55,242	$4,498
Restricted cash	2,042	62
Trade accounts receivable, net of allowance for expected credit losses of $1,660 and $0, respectively	35,223	16,881
Contract assets	19,846	6,489
Prepaid and other current assets	3,375	3,681
Total current assets	115,728	31,611
Property and equipment, net	19,523	18,349
Operating lease right-of-use assets	35,402	35,853
Finance lease right-of-use assets	118	95
Total assets	$170,771	$85,908
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$47,429	$16,771
Accounts payable - affiliated companies	7,904	3,493
Current maturities of long-term debt	8,000	8,000
Contract liabilities, current	28,729	45,511
Operating lease liabilities, current	3,857	4,833
Finance lease liabilities, current	32	25
Other current liabilities	8,862	4,747
Total current liabilities	104,813	83,380
Contract liabilities, non-current	3,610	—
Operating lease liabilities, non-current	31,260	30,550
Finance lease liabilities, non-current	80	67
Earn-out liabilities	36,629	14,032
Warrant liabilities	38,312	11,294
Other long-term liabilities	4	4
Total liabilities	214,708	139,327
Commitments and contingencies (Note 12)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 26,000 shares issued and outstanding	5,560	28,201
Redeemable noncontrolling interests	443,181	181,662
SHAREHOLDERS’ DEFICIT
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 52,496,932 and 22,237,988 shares issued, and 51,246,932 and 20,987,988 outstanding	5	2
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 70,909,012 shares issued and outstanding	7	7
Treasury stock, at cost, 1,250,000 shares, at cost	(12,825)	(12,825)
Paid-in capital	—	—
Accumulated deficit	(480,837)	(250,466)
Total shareholders’ deficit attributable to the Company	(493,650)	(263,282)
Noncontrolling interests	972	—
Total shareholders’ deficit	(492,678)	(263,282)
Total liabilities, mezzanine equity and shareholders’ deficit	$170,771	$85,908
The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$73,068	$18,236
Operating expenses:
Cost of revenue (excluding depreciation)	60,911	23,126
Depreciation	414	296
General and administrative expense (excluding depreciation)	17,143	8,777
Total operating expenses	78,468	32,199
Operating loss	(5,400)	(13,963)
Other expense, net:
Interest expense, net	(20)	(279)
Change in fair value of earn-out liabilities	(22,597)	(3,726)
Change in fair value of warrant liabilities	(23,964)	—
Change in fair value of SAFE Agreements	—	(2,353)
Loss on issuance of securities	(68,676)	—
Other income, net	1	89
Total other expense, net	(115,256)	(6,269)
Loss before income taxes	(120,656)	(20,232)
Income tax expense	—	(3,215)
Net loss	(120,656)	(23,447)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	(5,751)
Net loss (post Business Combination)	(120,656)	(17,696)
Net loss attributable to redeemable noncontrolling interest	(23,291)	(8,336)
Net income attributable to noncontrolling interest	972	—
Net loss attributable to the Company	(98,337)	(9,360)
Less: Preferred dividends	(471)	(328)
Net loss attributable to Class A common shareholders	$(98,808)	$(9,688)

Net loss per share (1)
Net loss per share of Class A common stock - basic and diluted	$(2.70)	$(0.64)
Weighted-average common shares outstanding
Weighted average shares outstanding - basic and diluted	36,612,270	15,224,378
(1)As a result of the Business Combination, the capital structure changed and the net loss per share information for 2023 represents results after the Closing Date of the Business Combination, for the period from February 13, 2023 through March 31, 2023. See Note 1 - Business Description and Note 11 - Net Loss per Share for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Equity
(In thousands except per share data)
(Unaudited)

Three Months Ended March 31, 2024
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2023	26,000	$28,201	$181,662
Conversion of Series A preferred stock (Note 7)	(21,000)	(23,120)	—
Cumulative preferred dividends	—	471	—
Accretion of preferred stock discount	—	8	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	284,810
Net loss attributable to redeemable noncontrolling interests	—	—	(23,291)
Balance, March 31, 2024	5,000	$5,560	$443,181

Three Months Ended March 31, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2022	—	—	—
Issuance of Series A preferred stock	26,000	25,827	—
Cumulative preferred dividends	—	328	—
Establishment of redeemable noncontrolling interests	—	—	(85,865)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	830,229
Net loss attributable to redeemable noncontrolling interests	—	—	(8,336)
Balance, March 31, 2023	26,000	$26,155	$736,028

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)
(Unaudited)

Three Months Ended March 31, 2024
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	22,279,876	$2	70,909,012	$7	$(12,825)	$—	$(250,466)	$(263,282)	$—	$(263,282)
Share-based compensation expense	—	—	—	—	—	3,926	—	3,926	—	3,926
Cumulative preferred dividends	—	—	—	—	—	(471)	—	(471)	—	(471)
Accretion of preferred stock discount	—	—	—	—	—	(8)	—	(8)	—	(8)
Conversion of Series A preferred stock (Note 7)	7,738,743	1	—	—	—	23,119	—	23,120	—	23,120
Class A common stock issued for warrants exercised	18,823,633	2	—	—	—	126,210	—	126,212	—	126,212
Class A common stock issued related to loan conversion (Notes 5 and 7)	3,487,278	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	167,402	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(152,776)	(132,034)	(284,810)	—	(284,810)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	972	972
Net loss attributable to the Company	—	—	—	—	—	—	(98,337)	(98,337)	—	(98,337)
Balance, March 31, 2024	52,496,932	$5	70,909,012	$7	$(12,825)	$—	$(480,837)	$(493,650)	$972	$(492,678)

Three Months Ended March 31, 2023
	Members Units		Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	122,505,500	$1	—	$—	—	$—	—	$—	$—	$14,967	$(72,587)	$(57,619)
Issuance of units	21,500	—	—	—	—	—	—	—	—	22	—	22
Share-based compensation expense	—	—	—	—	—	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	—	—	—	—	—	(5,751)	(5,751)
Effects of Business Combination
Recapitalization	(122,527,000)	(1)	13,736,932	2	10,566	—	68,140,188	6	—	47,438	—	47,445
Conversion of SAFE Agreements	—	—	2,066,667	—	—	—	—	—	—	20,667	—	20,667
Issuance of warrants to preferred shareholders	—	—	—	—	—	—	—	—	—	173	—	173
Transaction costs	—	—	—	—	—	—	—	—	—	(24,445)	—	(24,445)
Establishment of the earn-out liabilities	—	—	—	—	—	—	—	—	—	(99,659)	—	(99,659)
Establishment of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	85,865	—	85,865
Activities subsequent to the Business Combination
Share-based compensation expense	—	—	—	—	—	—	—	—	—	106	—	106
Cumulative preferred dividends	—	—	—	—	—	—	—	—	—	(328)	—	(328)
Repurchase of common stock	—	—	—	—	—	—	—	—	(12,825)	—	—	(12,825)
Class A common stock issued for warrants exercised	—	—	218,205	—	—	—	—	—	—	2,509	—	2,509
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(47,416)	(782,813)	—
Net income attributable to the Company	—	—	—	—	—	—	—	—	—	—	(9,360)	(9,360)
Balance, March 31, 2023	—	$—	16,021,804	$2	10,566	$—	68,140,188	$6	$(12,825)	$—	$(870,511)	$(883,328)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(120,656)	$(23,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	414	296
Bad debt expense	1,660	—
Share-based compensation expense	3,926	207
Change in fair value of SAFE Agreements	—	2,353
Change in fair value of earn-out liabilities	22,597	3,726
Change in fair value of warrant liabilities	23,964	—
Loss on issuance of securities	68,676	—
Other	—	582
Changes in operating assets and liabilities:
Trade accounts receivable, net	(20,002)	(1,006)
Contract assets	(13,357)	(4,727)
Prepaid expenses	305	(2,785)
Other assets, net	429	178
Accounts payable and accrued expenses	30,658	6,994
Accounts payable – affiliated companies	4,411	170
Contract liabilities – current and long-term	(13,172)	(8,140)
Other liabilities	3,705	6,933
Net cash used in operating activities	(6,442)	(18,666)
Cash flows from investing activities:
Purchase of property and equipment	(1,588)	(8,565)
Net cash used in investing activities	(1,588)	(8,565)
Cash flows from financing activities:
Proceeds from Business Combination	—	8,055
Proceeds from issuance of Series A Preferred Stock	—	26,000
Transaction costs	—	(782)
Proceeds from borrowings	10,000	—
Repayment of loans	(10,000)	—
Proceeds from issuance of securities	10,000	—
Stock option exercises	165	22
Forward purchase agreement termination	—	12,730
Warrants exercised	50,589	2,243
Net cash provided by financing activities	60,754	48,268
Net increase in cash, cash equivalents and restricted cash	52,724	21,037
Cash, cash equivalents and restricted cash at beginning of the period	4,560	25,826
Cash, cash equivalents and restricted cash at end of the period	57,284	46,863
Less: restricted cash	2,042	62
Cash and cash equivalents at end of the period	$55,242	$46,801

Supplemental disclosure of cash flow information
Cash paid for interest, net	$212	$464
Cash paid for taxes	$—	$9
Noncash financing activities:
Transaction costs	$—	$(23,663)
SAFE Agreements	$—	$20,667
Conversion of Series A preferred stock (Note 7)	$23,120	$—
Preferred dividends	$(471)	$(328)

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

IPAX Business Combination

On September 16, 2022, IPAX entered into a certain Business Combination Agreement (the “Business Combination Agreement”) by and between IPAX and Intuitive Machines, LLC, a Delaware limited liability company (formerly, a Texas limited liability company). On February 10, 2023, IPAX filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and certificate of corporate domestication with the Secretary of State of the State of Delaware, pursuant to which IPAX was domesticated and continues as a Delaware corporation, changing its name to “Intuitive Machines, Inc.”

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 contained in our Annual Report on Form 10-K, filed with the SEC on March 25, 2024. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 93% and 74%, respectively, of the Company’s total revenue for the three months ended March 31, 2024 and 2023, respectively. The largest customer’s accounts receivable balance was 84% and 80% as of March 31, 2024 and December 31, 2023, respectively.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. For the three months ended March 31, 2024 the Company had one major supplier representing 38% of goods and services purchased. For the three months ended March 31, 2023, the Company had two major suppliers representing 63% and 11% of goods and services purchased. As of March 31, 2024 and December 31, 2023, the one major supplier represented 45% and 2%, respectively, of the accounts payable balance.
Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of March 31, 2024, the Company had cash and cash equivalents of $55.2 million and working capital of $10.9 million. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock including the execution of SAFE Agreements, proceeds from warrant exercises, and proceeds from the issuance of bank debt. In the first quarter of 2024, the Company received approximately $60.6 million in gross proceeds from warrant exercises and other equity transactions, as further described in Notes 7 and 8.
In connection with the Business Combination as discussed in Notes 1 and 7, the Company entered into the Cantor Purchase Agreement, pursuant to which the Company may direct CFPI, at the Company’s discretion, to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. Additionally, in April 2024, the Company and Cantor entered into a Controlled Equity Offering Sales Agreement with Cantor acting as the Company’s exclusive sales agent for the sale of newly issued shares of Class A Common Stock for aggregate proceeds up to $100.0 million.

Management believes that the cash and cash equivalents as of March 31, 2024, and the additional liquidity available with the Cantor Purchase Agreement and Controlled Equity Offering Sales Agreement discussed in Note 7, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.

Transaction Costs

Business Combination

Transaction costs consist of direct legal, consulting, audit and other fees related to the consummation of the Business Combination and related transactions as described further in Note 1. These costs were initially capitalized as incurred and recorded as prepaid expenses in our condensed consolidated balance sheets and totaled $5.3 million as of December 31, 2022. Upon the completion of the Business Combination, transaction costs directly related to the issuance of shares were netted against the proceeds from the merger and recorded as an offset in additional paid-in capital upon consummation of the transactions. Total transaction costs charged to additional paid in capital were approximately $24.4 million during the three months ended March 31, 2023. During the first quarter of 2023, approximately $782 thousand in transaction costs were paid by Intuitive Machines, LLC and $8.1 million in transaction costs were accrued in accounts payable in our condensed consolidated balance sheets. The remaining difference was paid by Intuitive Machines, LLC in 2022 or by IPAX prior to the closing of the Business Combination.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continue to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is assessing the potential impact of adopting the ASU on its financial statements.

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

Other Current Liabilities

As of March 31, 2024 and December 31, 2023, other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Payroll accruals	5,687	2,553
Income tax payable	20	20
Professional fees accruals	715	832
Commercial insurance financing	1,007	493
Commitment shares liability (see Note 7)	755	755
Other accrued liabilities	678	94
Other current liabilities	$8,862	$4,747

NOTE 3 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024		2023
Revenue by Contract Type
Cost reimbursable	$42,040	58%	$—	—%
Fixed price	29,208	40%	16,595	91%
Time and materials	1,820	2%	1,641	9%
Total	$73,068	100%	$18,236	100%
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
The following table presents contract assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Contract Assets
Unbilled receivables	$13,289	$6,146
Deferred contract costs	6,557	343
Total	$19,846	$6,489
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $4.7 million and $9.9 million for the three months ended March 31, 2024 and 2023, respectively.
The following table presents contract liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Contract liabilities – current
Deferred revenue	$19,184	$22,926
Contract loss provision	7,760	9,567
Accrued launch costs	1,785	13,018
Total contract liabilities – current	28,729	45,511
Contract liabilities – long-term
Contract loss provision	3,610	—
Total contract liabilities – long-term	3,610	—
Total contract liabilities	$32,339	$45,511
Revenue recognized from amounts included in contract liabilities at the beginning of the period was $7.2 million and $15.8 million during the three months ended March 31, 2024 and 2023, respectively.

Loss Contracts
Contract losses are a result of constraining variable consideration and estimated contract costs exceeding current contract price. The Company experiences favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded (favorable) and unfavorable changes in net losses related to contracts with customers of $(8.2) million and $6.7 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the status of these loss contracts was as follows:
•The first contract, for lunar payload services, became a loss contract in 2019 due to the constraint of variable consideration. The contract was successfully completed in February 2024. As a result of the successful mission, previously constrained variable consideration of $12.3 million as of December 31, 2023 was released and approximately $11.6 million was recognized as revenue during the first quarter of 2024. For the three months ended March 31, 2024, and 2023, changes in estimated contract costs resulted in (favorable) and unfavorable changes of $(6.7) million and $5.4 million contract loss, respectively. As of December 31, 2023, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $10 thousand.
•The second contract, for lunar payload services, became a loss contract in 2021 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $9.4 million. For the three months ended March 31, 2024 and 2023, changes in estimated contract costs resulted in an additional $1.1 million and $0.2 million in contract loss, respectively. As of March 31, 2024, and 2023, this contract was approximately 59% complete and 40% complete, respectively. The period of performance for this contract currently runs through June 2024 although we anticipate that the launch and post-launch services will occur in 2025 as a result of ongoing discussions with the customer and pending modifications to the contract. As of March 31, 2024 and December 31, 2023, the contract loss provision recorded in contract liabilities, current was $5.3 million and $7.4 million, respectively, and $3.6 million and zero, respectively, in contract liabilities, non-current in our condensed consolidated balance sheets.
•The third contract, for lunar payload services, became a loss contract in 2022 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $13.0 million. For the three months ended March 31, 2024 and 2023, changes in estimated contract costs resulted in (favorable) and unfavorable changes of $(1.9) million and $0.9 million contract loss, respectively. As of March 31, 2024 this contract was approximately 85% complete. The period of performance for this contract currently runs through June 2024 although we anticipate that the launch and post-launch services will occur in late 2024 as a result of ongoing discussions with the customer and pending modifications to the contract. As of March 31, 2024 and December 31, 2023, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $2.5 million and $2.1 million, respectively.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $65.8 million. The Company expects to recognize revenue on approximately 50-55% of the remaining performance obligations over the next 9 months, 40-45% in 2025 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of March 31, 2024.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials agreements.

NOTE 4 - PROPERTY AND EQUIPMENT, NET
As of March 31, 2024 and December 31, 2023, property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Vehicles and trailers	$129	$129
Computers and software	2,700	2,864
Furniture and fixtures	1,707	1,666
Machinery and equipment	3,365	2,772
Construction in progress	14,688	13,795
Property and equipment, gross	22,589	21,226
Less: accumulated depreciation and amortization	(3,066)	(2,877)
Property and equipment, net	$19,523	$18,349
Total depreciation expense related to property and equipment was $414 thousand and $296 thousand for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company pledged property and equipment with net book value of approximately $19.5 million and $18.3 million, respectively, as security for its Credit Mobilization Facility (as defined in Note 5) with Live Oak Banking Company.
As of March 31, 2024, construction in progress includes construction costs of $14.7 million associated with the fabrication of a commercial communications satellite. The Company capitalized interest in connection with construction in progress of $213 thousand and $173 thousand for the three months ended March 31, 2024 and 2023, respectively.

NOTE 5 - DEBT
The following table summarizes our outstanding debt (in thousands):

	March 31, 2024	December 31, 2023
Credit Mobilization Facility	$8,000	$8,000
Less: deferred financing costs	—	—
Less: current maturities	(8,000)	(8,000)
Long-term debt, net of current maturities	$—	$—
As of March 31, 2024 and December 31, 2023, the weighted-average interest rate on short-term borrowings outstanding was 10.62% and 10.20%, respectively.
Live Oak Credit Mobilization Facility
In December 2019, the Company entered into a loan agreement with Live Oak Banking Company (the “Credit Mobilization Facility”) which provided a $12.0 million credit mobilization facility that was paid in full as of November 2023. In July 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak Banking Company which provided an $8.0 million credit mobilization facility with a loan maturity of July 14, 2024. The Credit Mobilization Facility bears interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0% and requires the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company. There was $8.0 million outstanding under the Credit Mobilization Facility as of March 31, 2024 and December 31, 2023.

Bridge Loan

On January 10, 2024, the Company entered into a series of loan documents with Pershing LLC, an affiliate of Bank of New York Mellon, pursuant to which Pershing LLC agreed to an extension of credit in an amount not to exceed $10.0 million to the Company (the “Bridge Loan”). Borrowings under the Bridge Loan bear interest at the target interest rate set by the Federal Open Market Committee (“Fed Funds Rate”), subject to a 5.5% floor, plus a margin. For borrowings, the applicable rate margin is 0.9%. The $10.0 million in borrowings are available for working capital needs and other general corporate purposes must be repaid by February 22, 2024.

The Bridge Loan included guarantees (the “Credit Support Guarantees”) by Ghaffarian Enterprises, LLC (an affiliate of Dr. Kamal Ghaffarian) (“Ghaffarian Enterprises” or “Guarantor”) and documentation by which Ghaffarian Enterprises, LLC supported such Credit Support Guarantees with collateral including marketable securities (the “Credit Support”), in each case in favor of the lender for the benefit of the Company. On January 10, 2024, the Company and Ghaffarian Enterprises entered into a credit support fee and subrogation agreement, where the Company agreed to pay a support fee of $148 thousand for the Credit Support.

On January 29, 2024, the Bridge Loan was repaid in full as a result of $10.0 million in contributions from the Guarantor under the Bridge Loan Conversion transaction further described in Note 7.
NOTE 6 - INCOME TAXES

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

For the three months ended March 31, 2024 and 2023, we recognized a combined U.S. federal and state expense for income taxes of zero and $3.2 million, respectively. The effective combined U.S. federal and state income tax rates were zero and (15.9%) for the three months ended March 31, 2024 and 2023, respectively. For three months ended March 31, 2024, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three months ended March 31, 2023, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into the TRA with Intuitive Machines, LLC and the TRA Holders. Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. realizes, or is deemed to realize, as a result of certain Tax Attributes, including (A) existing tax basis of certain assets of Intuitive Machines, LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by Intuitive Machines, Inc. (C) certain tax benefits realized by Intuitive Machines, Inc. as a result of the Business Combination, and (D) tax deduction in respect of portions of certain payments made under the TRA. All such payments to the TRA Holders are the obligations of the Intuitive Machines, Inc. and not that of Intuitive Machines, LLC. As of March 31, 2024, there have been no exchanges of Intuitive Machines, LLC units for Class A Common Stock and, accordingly, no deferred tax assets subject to the TRA or TRA liabilities currently exist.
NOTE 7 - MEZZANINE EQUITY AND EQUITY

Private Placement Transaction

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

See Note 8 for additional information on the Initial Series A and the Initial Series B Warrants.

Bridge Loan Conversion

On January 28, 2024, the Company and the Guarantor entered into a letter agreement (the “Letter Agreement”) pursuant to which, on January 29, 2024 the Guarantor contributed $10.0 million to the Company for purposes of repaying the principal amount owed to the lender under the Bridge Loan in exchange for which the Company issued to the Guarantor 3,487,278 shares of the Company’s Class A Common Stock and Conversion Warrants described further in Note 8. Following the contribution, all amounts due to the Lender in satisfaction of the Bridge Loan were repaid in full.

See Note 8 for further discussion of the Conversion Warrants.

Capital Stock

The table below reflects share information about the Company’s capital stock as of March 31, 2024.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	52,496,932	(1,250,000)	51,246,932
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	70,909,012	—	70,909,012
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	123,410,944	(1,250,000)	122,160,944

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

In June 2023, the Company issued 95,785 Commitment Shares to CFPI. Under the terms of the Cantor Purchase Agreement, to the extent after the resale of the Commitment Shares by CFPI is less than $1.0 million, the Company will pay CFPI the difference between $1.0 million and the net proceeds of the resale of the Commitment Shares received by CFPI in cash. As of March 31, 2024, none of the Commitment Shares have been sold by CFPI and the Company has recorded a liability of approximately $755 thousand, reflected in other current liabilities in our condensed consolidated balance sheets as of March 31, 2024, representing the difference between $1.0 million and the fair value of the Commitment Shares.

As of March 31, 2024, no shares of Class A Common Stock have been sold to CFPI under the Cantor Purchase Agreement.

Controlled Equity Offering Sales Agreement

On March 27, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor” or “agent”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $100.0 million through an “At The Market Offering” program (“the ATM Program) under which Cantor acts as the sales agent. The sales of the shares made under the ATM Program may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agent sells the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the ATM Program, the agent is entitled to total compensation at a commission rate of up to 3.0% of the sales price per share sold.

As of March 31, 2024, the Company has sold no shares of Class A Common Stock under the ATM Program.

Series A Preferred Stock (Mezzanine Equity)

As a result of the Private Placement Transaction on September 5, 2023 discussed above and in accordance with the terms of the Certificate of Designation, the Series A Preferred Stock conversion price was reduced from $12.00 per share to $5.10 per share. Additionally, as a result of the Warrant Exercise Agreement on January 10, 2024 in conjunction with the warrant transactions discussed in Note 8, the Series A Preferred Stock conversion price was further reduced from $5.10 per share to $3.00 per share.

In a series of notifications to the Company during February 2024, the registered holder of 21,000 shares of Series A Preferred Stock elected to convert all of its Series A Preferred Stock holdings into Class A Common Stock at a conversion price of $3.00 per share. The Company issued 7,738,743 shares of Class A Common Stock as a result of the conversion and recorded an increase to equity of approximately $23.1 million and a corresponding decrease to Series A Preferred Stock in the condensed consolidated balance sheets.

Redeemable Noncontrolling Interests (Mezzanine Equity)

As of March 31, 2024, the prior investors of Intuitive Machines, LLC own 58.0% of the outstanding common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board, which as of March 31, 2024, is controlled by the prior investors. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.
.
The financial results of Intuitive Machines, LLC and its subsidiaries are consolidated with Intuitive Machines, Inc. with the redeemable noncontrolling interests' share of our net loss separately allocated.
NOTE 8 - WARRANTS

Public and Private Warrants

In conjunction with the closing of the Business Combination, on February 13, 2023, the Company assumed a total of 23,332,500 warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $11.50 per share, subject to adjustment. Of the warrants, 16,487,500 Public Warrants were originally issued in the IPAX initial public offering (the “IPO”) and 6,845,000 private warrants (the “Private Warrants”) were originally issued in a private placement in connection with the IPO. The Company evaluated the terms of the warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified in shareholders’ equity upon issuance. The warrants became exercisable 30 days after the closing of the Business Combination and will expire five years after the closing of the Business Combination.

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

During three months ended March 31, 2024, Public Warrants of 101 were exercised resulting in the issuance of an equal number of shares of Class A Common Stock. During the year ended December 31, 2023, Public Warrants of 1,402,106 were exercised resulting in the issuance of an equal number of shares of Class A Common Stock.

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

As result of the Private Placement Transaction on September 5, 2023 discussed in Note 7 and in accordance with the terms of the Certificate of Designation, the Series A Preferred Warrants exercise price was reduced from $15.00 to $11.50 per share and the aggregate number of shares of Class A Common Stock issuable upon exercise of the Series A Preferred Warrants was proportionally increased to 706,522.

As of March 31, 2024, there have been no exercises of the Preferred Investor Warrants.

Warrant Exercise Agreement and Warrant Exercises

On January 10, 2024, the Company entered into a Warrant Exercise Agreement with the Armistice Capital Master Fund Ltd (the “Purchaser”) to exercise in full a warrant to purchase up to an aggregate 4,705,883 shares of Class A Common Stock (the “Initial Series B Warrant”). In consideration for the immediate and full exercise of the Initial Series B Warrant, the existing investor received (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,705,883 shares of Class A Common Stock with an exercise price of $2.75 per share and a term of 5.5 years (the “New Series A Warrant”) and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,705,883 shares of Class A Common Stock with an exercise price of $2.75 per share and a term of 18 months (the “New Series B Warrant”), collectively, (the “New Warrants”), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. In connection with the Warrant Exercise Agreement, the Company also agreed to reduce the exercise price of the Initial Series B Warrant from $4.75 to $2.50 per share and reduced the exercise price of a warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series A Warrant”) from $4.75 to $2.75 per share.

As a result of the modifications to the 4,705,883 Initial Series A Warrant and the 4,705,883 Initial Series B Warrant, collectively (the “Initial Warrants”), the Company recognized an unfavorable change in fair value of warrant liabilities of $1.2 million in the condensed consolidated statement of operations. Upon the immediate exercise of the 4,705,883 Initial Series B Warrants, the Company issued 4,705,883 shares of Class A Common Stock, received cash proceeds of approximately $11.8 million and recognized a gain on issuance of securities of approximately $1.3 million in the condensed consolidated statements of operations.

The New Series A Warrant and New Series B Warrant were immediately exercisable and have a term of 5.5 years and 18 months, respectively. The Company evaluated the terms of the New Warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value with changes in fair value recognized in other income (expense) on the condensed consolidated statement of operations. The New Series A Warrant and New Series B Warrant had an initial fair value of $10.8 million and $5.7 million, respectively, which was recorded as a $16.6 million loss on issuance of securities in our condensed consolidated statement of operations.

Subsequently, the Purchaser exercised 4,705,883 Initial Series A Warrants, 4,705,883 New Series A Warrants and 4,705,883 New Series B Warrants during the period from February 9, 2024 to February 23, 2024. As a result, the Company issued 14,117,649 shares of Class A Common Stock and received cash proceeds of approximately $38.8 million.

The Company recorded a loss on issuance of securities of approximately $47.9 million as a result of these warrant exercises.

Conversion Warrants

In connection with the Bridge Loan Conversion discussed further in Note 7, the Company agreed to issue to the Guarantor, pursuant to Section 4(a)(2) of the Securities Act of 1933, (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 5 years, (the “Conversion Series A Warrant”) and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 18 months (the “Conversion Series B Warrant”), collectively (the “Conversion Warrants”). The Company evaluated the terms of the Conversion Warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value with changes in fair value recognized in earnings in other income (expense) on the consolidated statement of operations.

The Conversion Series A Warrant and Conversion Series B Warrant had an initial fair value of $10.0 million and $5.5 million, respectively. The gross proceeds of $10.0 million from the Letter Agreement were allocated to the Conversion Warrants resulting in a loss on the transaction of approximately $5.5 million recognized as loss on issuance of securities in our condensed consolidated statement of operations. As of March 31, 2024, the fair value of the Conversion Series A Warrant and Conversion Series B Warrant increased to approximately $21.8 million and $16.5 million, respectively, resulting in a loss of approximately $22.8 million recognized as change in fair value of warrant liabilities in our condensed consolidated statement of operations.

As of March 31, 2024, there have been no exercises of the Conversion Warrants.

NOTE 9 - SHARE-BASED COMPENSATION
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

As a result of the Business Combination discussed in Note 1 and per the terms of the Second Amended and Restated Intuitive Machines, LLC Operating Agreement, the unexpired and unexercised outstanding Incentive Unit Options at the closing of the Business Combination, whether vested or unvested, were proportionately adjusted using a conversion ratio of 0.5562 (rounded down to the nearest whole number of options). The exercise price of each option was adjusted accordingly. Each Incentive Unit Option continues to be subject to the terms and conditions of the 2021 Plan and will be exercisable for Class B common units of Intuitive Machines, LLC (the “Class B Common Units”). When an option is exercised, the participant will receive Class A Common Stock. As a result of the conversions, there was no incremental compensation cost and the terms of the outstanding options, including fair value, vesting conditions and classification, were unchanged.
As of March 31, 2024, Intuitive Machines, LLC was authorized to issue a total of 1,146,245 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2023	1,325,354	$3.15	7.61
Granted	—	—
Exercised	(167,985)	1.80
Forfeited	(11,124)	8.63
Balance as of March 31, 2024	1,146,245	$3.30	7.46	$3,986,920
Exercisable as of March 31, 2024	402,868	$2.65	7.35	$1,570,005
Aggregate intrinsic value represents the difference between the exercise price of the options and the market price of our Class A Common Stock.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2023	$1.80
Granted	—
Vested	0.54
Forfeited	5.50
Non-vested as of March 31, 2024	$1.89
Share-based compensation expense related to options was $114 thousand and $207 thousand for the three months ended March 31, 2024 and 2023, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of March 31, 2024, the Company had $585 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 3.19 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of March 31, 2024, the Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs) as outlined in the following disclosures. No other awards have been granted under the 2023 Plan.

Restricted Stock Units and Performance Stock Units

Pursuant to the 2023 Plan, the Company grants RSUs with time-based vesting requirements which typically vest over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of RSUs and PSUs are based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU and PSU activity:

	Number of Units(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,826,946	$7.00
Granted	3,143,607	3.50
Vested	(137,500)	7.56
Forfeited	(416,597)	7.56
Balance as of March 31, 2024	4,416,456	$4.44

(1)    PSU grants of 919,007 were included at the 100% attainment level which were based on several performance goals related to our mission which successfully completed in February 2024.

For the three months ended March 31, 2024, share-based compensation expense was $1.1 million for RSUs and $2.7 million for PSUs, and classified in the condensed consolidated statement of operations under general and administrative expense. As of March 31, 2024, the Company had $12.1 million in estimated unrecognized share-based compensation costs related to unvested RSUs that is expected to be recognized over a weighted average period of 3.42 years. As of March 31, 2024, the Company had $0.5 million in estimated unrecognized share-based compensation costs related to unvested PSUs that is expected to be recognized in April 2024.
NOTE 10 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 at fair value on a recurring basis.

	March 31, 2024
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$36,629	$—	$—	$36,629

Warrant liabilities - Series A	Recurring	21,792	—	—	21,792
Warrant liabilities - Series B	Recurring	16,520	—	—	16,520
Warrant liabilities		38,312	—	—	38,312

Total liabilities measured at fair value		$74,941	$—	$—	$74,941

	December 31, 2023
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$14,032	$—	$—	$14,032

Warrant liabilities - Series A	Recurring	8,612	—	—	8,612
Warrant liabilities - Series B	Recurring	2,682	—	—	2,682
Warrant liabilities		11,294	—	—	11,294

Total liabilities measured at fair value		$25,326	$—	$—	$25,326

The following table provides a roll-forward of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	Warrant liabilities - Series A	Warrant liabilities - Series B	Total Warrant liabilities
Balance, December 31, 2023	$14,032	$8,612	$2,682	$11,294
Additions	—	20,827	11,262	32,089
Change in fair value	22,597	12,823	11,141	23,964
Converted to equity	—	(20,471)	(8,564)	(29,035)
Balance, March 31, 2024	$36,629	21,791	16,521	38,312

Earn-out Liabilities

The fair value of the earn-out liabilities as of March 31, 2024 was estimated using a Monte Carlo simulation approach that modeled the triggering events including the simulated stock price of the Company over the maturity dates. The significant assumptions utilized in estimating the fair value of the earn-out liabilities include: (i) Intuitive Machines stock price of $6.25; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.32%; and (iv) expected volatility of 85%.

As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of 2,500,000 vested for the year ended December 31, 2023. For the three months ended March 31, 2024, there was no vesting of Earn Out Units.

Warrant Liabilities

Initial Warrants

Pursuant to the Warrant Exercise Agreement on January 10, 2024 (as further described in Note 8 and discussed below), the terms of the Initial Warrants were modified, and the Initial Series B Warrant was exercised in full and converted to equity. The pre-modification fair value of the Initial Warrant liabilities was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the pre-modification fair value of the Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.99%; and (iv) expected volatility of 104%. The significant assumptions utilized in estimating the pre-modification fair value of the Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.75%; and (iv) expected volatility of 85%.

During February 2024, the investor also fully exercised and converted to equity the Initial Series A Warrant. Refer to Note 8 for more information on the warrant exercises.

New Warrants

Pursuant to the Warrant Exercise Agreement on January 10, 2024 as described further in Note 8, the fair values of the New Series A Warrant and the New Series B Warrant liabilities were estimated at $10.8 million and $5.7 million, respectively, utilizing the Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the New Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.00%; and (iv) expected volatility of 105%. The significant assumptions utilized in estimating the fair value of the New Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.55%; and (iv) expected volatility of 83%.

During February 2024, the investor fully exercised and converted to equity the New Warrants. Refer to Note 8 for more information on the warrant exercises.

Conversion Warrants

Pursuant to the Letter Agreement and the issuance of warrants on January 29, 2024 as described further in Notes 5 and 8, the fair values of the Conversion Series A Warrant and the Conversion Series B Warrant liabilities were estimated at $10.0 million and $5.5 million, respectively, utilizing the Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $3.05; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.97%; and (iv) expected volatility of 102%. The significant assumptions utilized in estimating the fair value of the Conversion Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $3.05; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.53%; and (iv) expected volatility of 76%.

The fair value of the Conversion Series A Warrant and the Conversion Series B Warrant liabilities as of March 31, 2024 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $6.25; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.23%; and (iv) expected volatility of 95%. The significant assumptions utilized in estimating the fair value of the Conversion Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $6.25; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.88%; and (iv) expected volatility of 65%.

NOTE 11 - NET LOSS PER SHARE

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Class A common shareholders for the three months ended March 31, 2024 and the period from February 13, 2023, or the Closing Date, to March 31, 2023 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

Diluted net income per share of Class A common stock includes additional weighted average common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for the Series A Preferred Stock and the treasury method for our RSUs, PSUs, options, and warrants. During loss periods, diluted net loss per share for all periods presented is the same as basic net loss per share as the inclusion of the potentially issuable shares would be anti-dilutive.

The following table presents the computation of the basic and diluted income per share of Class A Common Stock (in thousands, except share data):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Numerator
Net loss (post Business Combination)	$(120,656)	$(17,696)
Less: Net loss attributable to redeemable noncontrolling interest	(23,291)	(8,336)
Less: Net income attributable to noncontrolling interest	972	—
Net loss attributable to the Company	$(98,337)	$(9,360)
Less: Cumulative preferred dividends	(471)	(328)
Net loss attributable to Class A common shareholders	$(98,808)	$(9,688)
Denominator
Basic weighted-average shares of Class A common stock outstanding	36,612,270	15,224,378

Net loss per share of Class A common stock - basic and diluted	$(2.70)	$(0.64)
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computation of diluted net loss per share of Class A Common Stock as their effect would be anti-dilutive or because of unsatisfied contingent issuance conditions.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
RSUs and PSUs(1)	4,416,456	—
Options(1)	1,146,245	1,835,335
Series A Preferred Stock(2)	1,861,752	2,193,973
Warrants(1)	30,773,520	23,655,962
Earn Out Units(3)	7,500,000	10,000,000

(1)    Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2)    Represents number of instruments outstanding as converted at the end of the period that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-diultive.
(3)    Represents number of Earn Out Units outstanding at the end of the period that were excluded due to unsatisfied contingent issuance conditions.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
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
NOTE 13 - RELATED PARTY TRANSACTIONS
Intuitive Machines, Intuitive Aviation, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.
Axiom Space, Inc.

The Company recognized revenue from Axiom Space, Inc. (“Axiom”) related to space infrastructure development activities of zero and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there were no affiliate accounts receivable related to Axiom. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a co-founder and Executive Chairman of Axiom. Revenue related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms.
IBX, LLC
The Company incurred expenses with IBX, LLC (“IBX”) of $1.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there were $1.6 million and $0.4 million, respectively, of affiliate accounts payable related to IBX expenses. IBX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. We rely on IBX for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX.
KBR, Inc.
On November 12, 2020, KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries, made an initial investment in one of our operating subsidiaries, Space Network Solutions, LLC resulting in a 10% ownership by KBR of Space Network Solutions as of the date of such investment. As of March 31, 2024, KBR held approximately 10% of the equity of Space Network Solutions. The Company recognized affiliate revenue from KBR related to engineering services of $0.7 million and $0.6 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, there was $0.6 million and $0.5 million, respectively, of affiliate accounts receivable related to KBR revenue. Revenue related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.
ASES

The Company recognized revenue from ASES related to engineering services of $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there was $0.2 million and $0.1 million, respectively, of affiliate accounts receivable related to ASES revenue. ASES is a joint venture between Aerodyne Industries, LLC and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC has a 20% ownership interest in Aerodyne Industries, LLC. Revenue related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC

As of March 31, 2024 and December 31, 2023, there was no affiliate accounts payable related to X-energy, LLC (“X-energy”) expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.
NOTE 14 - VARIABLE INTEREST ENTITIES
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

Space Network Solutions was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded Space Network Solutions a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. As of March 31, 2024, SNS LLC had total assets of $35.6 million and total liabilities of $32.3 million. As of December 31, 2023, SNS LLC had total assets of $13.7 million and total liabilities of $12.0 million.
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
The IX LLC JV was formed to pursue nuclear space propulsion and surface power systems in support of future space exploration goals. In the third quarter of 2022, the IX LLC JV received an award from Battelle Energy Alliance to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars. As of March 31, 2024 and December 31, 2023, the IX LLC JV had no assets and no liabilities, associated with project execution activities subcontracted to the IX LLC JV partners and other third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2024. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements “and Part II. Item 1A. “Risk Factors” included in this Quarterly Report and in the section titled Part I. Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K filed with the SEC on March 25, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are currently working to provide access to the lunar surface and collect and transmit cislunar data for science, technology, and infrastructure. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position with a first mover advantage, as evidenced by two Commercial Lunar Payload Services (“CLPS”) awards to date as of March 31, 2024. On February 22, 2024, Intuitive Machines’ Nova-C lander became the first U.S. vehicle to softly land on the lunar surface since 1972 and landed the vehicle further south than any vehicle in the world has ever soft-landed on the Moon. Our Nova-C lander on the IM-1 mission carried approximately 100 kilograms of payloads and executed numerous experiments and technology demonstrations at the lunar surface near the south pole. Our goal is to follow the successful IM-1 mission with IM-2, which will continue to execute experiments and technology demonstrations at the Shackleton Connecting Ridge at the lunar south pole, and IM-3, our third CLPS award, which will land at Reiner Gamma. These missions, along with additional expeditions, are in partnership with NASA, Nokia Corporation, Columbia Sportswear Company, Aegis Aerospace, Inc. and other commercial players. Intuitive Machines offers its customers the flexibility needed to pioneer a thriving, diverse lunar economy and to enable a permanent presence on the Moon.

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

Our core technologies underpin our capabilities in four business units: Lunar Access Services, Orbital Services, Lunar Data Services and Space Products and Infrastructure. Under Accounting Standards Codification (“ASC”) 280 “Segment Reporting,” we concluded that our business units operate as one reportable segment. See our Segment Reporting disclosure under Note 2 in our condensed consolidated financial statements for further discussion on our reportable segment.

Lunar Access Services
Our Lunar Access Services business provides reliable and affordable means for governments, companies and individuals to explore and place objects in cislunar space or on the lunar surface. We have developed a complete lunar program that includes mission control, the Nova-C lander, a space-to-ground communications network, and a series of launch vehicle contracts with SpaceX. As of March 31, 2024, we had two missions on the flight manifest, with plans to increase the frequency and complexity of the missions over time. On February 22, 2024, our Nova-C lander on the IM-1 mission became the first U.S. vehicle to softly land on the lunar surface since 1972 and landed the vehicle further south than any vehicle in the world has ever soft-landed on the Moon.

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

Recent Developments
Warrant Transactions

On January 10, 2024, the Company entered into a Warrant Exercise Agreement with an existing investor to exercise in full the Initial Series B Warrant to purchase up to an aggregate 4,705,883 shares of Class A Common Stock. In consideration for the immediate and full exercise of the Initial Series B Warrant, the existing investor received (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,705,883 shares of Class A Common Stock with an exercise price of $2.75 per share and a term of 5.5 years (the “New Series A Warrant”) and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,705,883 shares of Class A Common Stock with an exercise price of $2.75 per share and a term of 18 months (the “New Series B Warrant”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. In connection with the Warrant Exercise Agreement, the Company also agreed to reduce the exercise price of the Initial Series B Warrant from $4.75 to $2.50 per share and reduced the exercise price of the Initial Series A Warrant from $4.75 to $2.75 per share. The gross proceeds to the Company from the exercise of the Initial Series B Warrant was approximately $11.8 million.

In a series of transactions during February 2024, the investor exercised in full the Initial Series A Warrant, the New Series A Warrant, and the New Series B Warrant for an aggregate of 14,117,649 share of Class A Common Stock, which provided an additional $38.8 million of gross proceeds to the Company.

Series A Preferred Stock Conversion

As a result of the Warrant Exercise Agreement on January 10, 2024 in conjunction with the Warrant Transactions further discussed in Note 8 and in accordance with the Certificate of Designation, the Series A Preferred Stock conversion price was further reduced to $3.00 per share. In a series of notifications to the Company during February 2024, the registered holder of 21,000 shares of Series A Preferred Stock elected to convert all of its Series A Preferred Stock holdings into Class A Common Stock at a conversion price of $3.00 per share. The Company issued 7,738,743 shares of Class A Common Stock as a result of the conversion.

Other

In March 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-278288) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of the Company’s Class A common stock and warrants. Up to a maximum of $100.0 million of the maximum aggregate offering price of $300.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement between the Company and Cantor Fitzgerald & Co. As of the date of this filing, the Company raised approximately $7.4 million in net proceeds pursuant to the at-the-market financing facility. In addition, subject to market and other conditions, we may opportunistically pursue underwritten public offerings of our Class A common stock under such shelf registration statement for our account or the account of our selling stockholders. Unless otherwise specified in the prospectus supplement relating to any such offering, we expect to use the net proceeds of any sales of Class

A common stock for our account for general corporate purposes. We would not receive any proceeds from the sale of our Class A common stock by the selling stockholders. We expect to continue to evaluate opportunities for such underwritten offerings over the near and intermediate term. See “Liquidity and Capital Resources—Shelf Registration and Common Stock Offerings.”
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

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section titled Part I., Item 1A. “Risk Factors” in the 2023 Annual Report on Form 10-K.
Our ability to commence and expand spaceflight mission operations
Our success will depend in large part on our ability to commence and expand our lunar mission operations in 2024 and beyond. We completed our first mission in February 2024 and we are on track to complete the two additional funded missions with a goal of establishing a regular cadence of multiple missions per year of increasing size and complexity by late 2025. This will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for 2 launches as of March 31, 2024, we have $222.4 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue.
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

Change in fair value of earn-out liabilities

Earn Out Units are classified as liabilities transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to stockholders’ equity (deficit) on the consolidated balance sheet. See Note 10 of the condensed consolidated financial statements for additional information on the earn-out liabilities.

Change in fair value of warrant liabilities

In connection with the Private Placement and Warrant Exercise Agreement, the Company has issued warrants which are classified as liabilities on our balance sheet. At each period end, the warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our condensed consolidated statement of operations. See Notes 8 and 10 of the condensed consolidated financial statements for additional information on the warrant liabilities.

Loss on issuance of securities

In connection with the Private Placement and Warrant Exercise Agreement, as discussed in Notes 8 and 10 to the condensed consolidated financial statements, the Company issued warrants and recognized a loss on the issuance as the fair value of the securities exceeded the gross proceeds at the issuance date. The Company evaluated the terms of the warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value. The subsequent changes in fair value are recognized in earnings in other income (expense) on the consolidated statement of operations.

Other income, net
Other income, net primarily consists of immaterial miscellaneous income sources.
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

Net loss attributable to redeemable noncontrolling interest

Redeemable noncontrolling interests represents the portion of Intuitive Machines, LLC that the Company controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 68,150,754 Class A and Class B units issued by Intuitive Machines, LLC to the prior investors represents approximately 81.2% of the ownership interests in the Company at the Closing Date. The Company allocates net income or loss attributable to the noncontrolling interests based on the weighted average ownership interests during the period. The net income or loss attributable to noncontrolling interests is reflected in the condensed consolidated statement of operations.

The financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. for the periods February 13, 2023 forward and resulted in the allocation of approximately 58.0% of Intuitive Machines, LLC’s net loss to noncontrolling interests.

Net income attributable to noncontrolling interest

Intuitive Machines and KBR entered into a joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR, which represents the noncontrolling interest. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-period comparison of financial results is not necessarily indicative of future results.
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

	Three Months Ended March 31,		$ Change
(in thousands)	2024	2023
Revenue	$73,068	$18,236	$54,832
Operating expenses:
Cost of revenue (excluding depreciation)	60,911	23,126	37,785
Depreciation	414	296	118
General and administrative expense (excluding depreciation)	17,143	8,777	8,366
Total operating expenses	78,468	32,199	46,269
Operating loss	(5,400)	(13,963)	8,563
Other expense, net:
Interest expense, net	(20)	(279)	259
Change in fair value of earn-out liabilities	(22,597)	(3,726)	(18,871)
Change in fair value of warrant liabilities	(23,964)	—	(23,964)
Change in fair value of SAFE Agreements	—	(2,353)	2,353
Loss on issuance of securities	(68,676)	—	(68,676)
Other income, net	1	89	(88)
Total other expense, net	(115,256)	(6,269)	(108,987)
Loss before income taxes	(120,656)	(20,232)	(100,424)
Income tax expense	—	(3,215)	3,215
Net loss	(120,656)	(23,447)	(97,209)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	(5,751)	5,751
Net loss (post Business Combination)	(120,656)	(17,696)	(102,960)
Net loss attributable to redeemable noncontrolling interest	(23,291)	(8,336)	(14,955)
Net income attributable to noncontrolling interest	972	—	972
Net loss attributable to the Company	(98,337)	(9,360)	(88,977)
Less: Preferred dividends	(471)	(328)	(143)
Net loss attributable to Class A common shareholders	$(98,808)	$(9,688)	$(89,120)

Revenue
Revenue for the three months ended March 31, 2024 and 2023 was primarily driven by NASA under the other commercial payload contracts associated with the IM-1, IM-2 and IM-3 lunar payload missions as well as the OMES III contract where we provide engineering services to the Landsat Servicing mission.

The following provides a summary of the material contracts and estimated mission launch dates for each lunar payload mission impacting our results of operations:

•The NASA payload contract for the IM-1 mission was awarded in June 2019 and was completed in February 2024. As a result of the successful landing on the lunar surface, previously constrained revenue of approximately $12.3 million was released which increased the total IM-1 mission contract revenue under NASA and other commercial fixed-priced contracts to $132.3 million as of March 31, 2024. As of March 31, 2023, total IM-1 mission estimated contract revenues were approximately $117.9 million.
•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 with a targeted mission launch date in December 2022. Total IM-2 mission estimated contract revenue under NASA and other commercial fixed-priced contracts increased to $122.3 million (excluding constrained revenue of $13.5 million) as of March 31, 2024 as compared to $102.2 million as of March 31, 2023. The increase in total mission estimated contract revenue is primarily due to a pending task order modification with NASA to change the mission targeted landing site within the South Pole region of the moon and extend the expected launch and post-launch services of IM-2 to late 2024 which increased estimated revenue by approximately $14.0 million.

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024 under our current contract with NASA. Total IM-3 mission estimated revenue under fixed-priced contracts is $87.0 million (excluding constrained revenue of $9.8 million) as of March 31, 2024 as compared to $85.4 million as of March 31, 2023. The increase in total mission estimated contract revenue is primarily due to a pending task order modification with NASA to identify its complement of payloads and extend the mission timeline into 2025 which increased estimated revenue by approximately $15.1 million.

Total revenue increased by $54.8 million, or 301%, for the three months ended March 31, 2024 compared to the same period in 2023. Revenue on the IM-1 mission increased approximately $10.8 million to $12.3 million for the three months ended March 31, 2024 from $1.4 million for the same period in 2023. The increase in IM-1 revenue was due to the successful completion of the mission in February 2024 which resulted in the release of approximately $12.3 million in previously constrained revenue. Revenue on the IM-2 mission for the three months ended March 31, 2024 was $10.0 million compared to $8.6 million in the same period of 2023 and was primarily driven by a favorable change resulting from a pending task order modification to change the mission targeted landing site and extend the mission to late 2024 discussed above. As of March 31, 2024, the IM-2 mission is approximately 85% complete. Revenue from the IM-3 mission decreased to $5.5 million for the three months ended March 31, 2024 from $5.6 million for the same period in 2023. The IM-3 mission was awarded in the fourth quarter of 2021 and was approximately 59% complete as of March 31, 2024.

Revenues from task orders under the OMES III contract were approximately $41.8 million during the three months ended March 31, 2024. The OMES III contract started in December 2023 and therefore there were no corresponding revenues during the three months ended March 31, 2023. Other contract revenues increased approximately $0.8 million primarily as a result of new contracts awarded in 2023 including the Jetson Low Power and other contracts partially offset by the completion of the initial phase of the fission surface power contract in the third quarter of 2023.
Operating Expenses
Cost of revenue (excluding depreciation)
Total cost of revenue increased by $37.8 million, or 163%, for the three months ended March 31, 2024 compared to the same period in 2023. Cost of revenue on the IM-1 mission decreased slightly by $1.7 million from $6.7 million down to $5.0 million due to winding down progress as the mission was completed in February 2024. On the IM-2 mission, cost of revenue decreased by approximately $1.6 million to $6.6 million for the three months ended March 31, 2024 from $8.2 million in the same period in 2023. IM-3 mission cost of revenue decreased by approximately $2.3 million to $4.8 million for the three months ended March 31, 2024 compared to $7.1 million in the same period in 2023.

As of March 31, 2024, our two lunar missions are in loss positions. On the IM-2 mission, we decreased the accrued contract loss by approximately $2.5 million during the three months ended March 31, 2024 which was primarily driven by the favorable change resulting from a pending task order modification to change the mission targeted landing site and extend the mission to late 2024 discussed above. On the IM-3 mission, the accrued contract loss increased by approximately $1.1 million during the three months ended March 31, 2024 primarily due to estimated changes resulting from the pending task order modification to extend the mission timeline into 2025 discussed above.

Cost of revenue from task orders under the OMES III contract were approximately $40.0 million during the three months ended March 31, 2024. The OMES III contract started in December 2023 and therefore there were no corresponding cost of revenue during the three months ended March 31, 2023. Other contract cost of revenue increased approximately $0.4 million.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) increased by $8.4 million for the three months ended March 31, 2024 compared to the same periods in 2023, driven primarily by our growth to support corporate and business operations, resulting in higher share-based compensation expense of $3.7 million, headcount of $0.7 million, bids and proposals expense of $0.9 million. For the same comparative periods, we incurred increases in expenses related to professional services and various other administrative costs of $0.5 million primarily driven by accounting and legal fees, $0.7 million for rent expense primarily driven by the move to our new corporate headquarters in late 2023. The Company incurred bad debt expense of $1.7 million related to a payload customer on the IM-3 mission during the first quarter of 2024.
Other expense, net

Total other expense, net unfavorable change of $109.0 million for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to loss on issuance of securities of $68.7 million and unfavorable changes in fair value of the earn-out liabilities of $18.9 million and warrant liabilities of $24.0 million, slightly offset by $2.4 million related to the change in the fair value of SAFE Agreements which was eliminated in the first quarter of 2023.
Income tax expense

For the three months ended March 31, 2024, we recognized no income taxes for the combined U.S. federal and state expense for income taxes. For the three months ended March 31, 2023, we recognized a combined U.S. federal and state benefit for income taxes of $3.2 million. The effective combined United States federal and state income tax rates were 0.0% and (15.9%) for the three months ended March 31, 2024 and 2023, respectively. For three months ended March 31, 2024, our effective tax rate differed from the statutory rate primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three months ended March 31, 2023, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

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
The following table presents our backlog as of the periods indicated:

(in thousands)	March 31, 2024	December 31, 2023
Backlog	$222,380	$268,566
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of March 31, 2024, we expect to recognize approximately 55-60% of our backlog over the remainder of 2024, approximately 25-30% over the subsequent twelve months of 2025 and the remaining 10-20% thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog decreased by $46.2 million as of March 31, 2024 compared to December 31, 2023, primarily due to continued performance on existing contracts of $73.1 million and decreases related to contract value adjustments of $10.7 million primarily related to various certain fixed price contracts and task order adjustments on the OMES III contract. The decrease was slightly offset by $37.6 million in new awards primarily associated with favorable backlog adjustments to the IM-2 and IM-3 missions associated with unapproved task order modifications.
As of March 31, 2024, our backlog of $222.4 million exceeded our remaining performance obligations of $65.8 million as reported in Note 3 - Revenue to our condensed consolidated financial statements included in this Quarterly Report. The difference of $156.6 million was primarily related to $52.6 million of variable consideration associated with constrained revenue, $104.0 million in backlog related to the funded value of OMES III and various other time and material contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management team uses to assess our operating performance. We calculate Adjusted EBITDA as net income (loss) excluding results from non-operating sources including interest income, interest expense, gain on extinguishing of debt, share-based compensation, change in fair value instruments, gain or loss on issuance of securities, other income/expense, depreciation, and provision for income taxes.
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

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(120,656)	$(23,447)
Adjusted to exclude the following:
Taxes	—	3,215
Depreciation	414	296
Interest expense, net	20	279
Share-based compensation expense	3,926	207
Change in fair value of earn-out liabilities	22,597	3,726
Change in fair value of warrant liabilities	23,964	—
Change in fair value of SAFE Agreements	—	2,353
Loss on issuance of securities	68,676	—
Other income, net	(1)	(89)
Adjusted EBITDA	$(1,060)	$(13,460)
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(6,442)	$(18,666)
Purchases of property and equipment	(1,588)	(8,565)
Free cash flow	$(8,030)	$(27,231)

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

As of March 31, 2024, we had cash and cash equivalents of $55.2 million and working capital of $10.9 million. In the first quarter of 2024, the Company received approximately $60.6 million in gross proceeds from warrant exercises and other equity transactions, as further described in Notes 7 and 8.
In connection with the Business Combination as discussed in Notes 1 and 7, the Company entered into the Cantor Purchase Agreement, pursuant to which the Company may direct CFPI, at the Company’s discretion, to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. Additionally, in April 2024, the Company and Cantor entered into a Controlled Equity Offering Sales Agreement with Cantor acting as the Company’s exclusive sales agent for the sale of newly issued shares of Class A Common Stock for aggregate proceeds up to $100.0 million.

Management believes that the cash and cash equivalents as of March 31, 2024, and the additional liquidity available with the Cantor Purchase Agreement and Controlled Equity Offering Sales Agreement as further discussed in Note 7, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
Live Oak Mobilization Credit Facility
In December 2019, the Company entered into a loan agreement with Live Oak Banking Company (the “Credit Mobilization Facility”) which provided a $12.0 million credit mobilization facility that was paid in full as of November 2023. In July 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak Banking Company which provided an $8.0 million credit mobilization facility with a loan maturity of July 14, 2024. The Credit Mobilization Facility bears interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0% and requires the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company.

The credit mobilization facilities require compliance with various covenants customary for agreements of this type, including those restricting our ability to incur debt, incur liens and undergo certain fundamental changes. The credit mobilization facilities also include events of default customary for agreements of this type. As of March 31, 2024, we were in compliance with all covenants under the credit mobilization facilities.

There was $8.0 million outstanding under the Credit Mobilization Facility as of March 31, 2024 and December 31, 2023. See Note 5 - Debt to our condensed consolidated financial statements for additional information related to the credit mobilization facilities.

Bridge Loan

On January 10, 2024, the Company entered into a series of loan documents with Pershing LLC, an affiliate of Bank of New York Mellon, pursuant to which Pershing LLC agreed to an extension of credit in an amount not to exceed $10.0 million to the Company (the “Bridge Loan”). Borrowings under the Bridge Loan bear interest at the target interest rate set by the Federal Open Market Committee (“Fed Funds Rate”), subject to a 5.5% floor, plus a margin. For borrowings, the applicable rate margin is 0.9%. The $10.0 million in borrowings are available for working capital needs and other general corporate purposes must be repaid by February 22, 2024.

The Bridge Loan included guarantees (the “Credit Support Guarantees”) by Ghaffarian Enterprises, LLC (an affiliate of Dr. Kamal Ghaffarian) (“Ghaffarian Enterprises”) and documentation by which Ghaffarian Enterprises, LLC supported such Credit Support Guarantees with collateral including marketable securities (the “Credit Support”), in each case in favor of the lender for the benefit of the Company. On January 10, 2024, the Company and Ghaffarian Enterprises entered into a credit support fee and subrogation agreement, where the Company agreed to pay a support fee of $148 thousand for the Credit Support.

On January 29, 2024, the Bridge Loan was repaid in full as a result of $10.0 million in contributions from the Guarantor under the Bridge Loan Conversion transaction further described in Note 7.

Other

In March 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-278288) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of the Company’s Class A common stock and warrants. Up to a maximum of $100.0 million of the maximum aggregate offering price of $300.0 million may be issued and sold pursuant to an at-the-market financing facility under a capital controlled equity offering sales agreement between the Company and Cantor Fitzgerald & Co. As of the date of this filing, the Company raised approximately $7.4 million in net proceeds pursuant to the at-the-market financing facility. In addition, subject to market and other conditions, we may opportunistically pursue underwritten public offerings of our Class A common stock under such shelf registration statement for our account or the account of our selling stockholders. Unless otherwise specified in the prospectus supplement relating to any such offering, we expect to use the net proceeds of any sales of Class A common stock for our account for general corporate purposes. We would not receive any proceeds from the sale of our Class A common stock by the selling stockholders. We expect to continue to evaluate opportunities for such underwritten offerings over the near and intermediate term.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(6,442)	$(18,666)
Net cash used in investing activities	$(1,588)	$(8,565)
Net cash provided by financing activities	$60,754	$48,268
Cash Flows for the three months ended March 31, 2024 and 2023
Operating Activities
During the three months ended March 31, 2024, our operating activities used $6.4 million of net cash as compared to $18.7 million of net cash used during the three months ended March 31, 2023. Changes in operating assets and liabilities which consist primarily of working capital balances for our projects may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities.
Investing Activities
During the three months ended March 31, 2024, investing activities used $1.6 million of net cash as compared to $8.6 million of net cash used during the three months ended March 31, 2023. The $7.0 million favorable change was primarily due to capital expenditures associated with construction in progress on equipment to be used for future missions and for our lunar operations center.
Financing Activities
During the three months ended March 31, 2024, financing activities provided $60.8 million of net cash as compared to $48.3 million of net cash provided during the three months ended March 31, 2023.

During 2024, our financing activities included $50.6 million in proceeds from the exercise of warrants, $10.0 million in proceeds received in borrowings under the Bridge Loan offset by the repayment of $10.0 million, and $10.0 million in proceeds from the issuance of securities.

During 2023, our financing activities included $34.1 million in proceeds received upon consummation of the Business Combination and Series A Preferred Stock issuance slightly offset by $0.8 million in related transaction costs paid. We also received $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and $2.2 million in proceeds from the exercise of warrants.

Contractual Obligations and Commitments
Lease Commitments
We lease real estate for office space and for administrative, research, marketing and light manufacturing operations. These leases are classified as operating leases with various expiration dates through 2043.

In September 2021, we signed a ground lease agreement for the development of a Lunar Production and Operations Center (“LPOC”) that will serve as a production and testing facility of lunar lander components and other aerospace related operations which provided for the lessor to reimburse up to $40.0 million for certain costs incurred by us for design, construction, and development. Management concluded that it was deemed the owner, for accounting purposes only, of the facility under build-to-suit lease accounting due to its involvement in the construction activities of the facility. Accordingly, we are accounting for the construction of the facility as a financing arrangement. Upon completion of the construction, the lease agreement will have an initial term of 20 years with four optional renewal periods of 5 years each.

During the fourth quarter of 2022, construction was completed for the Small Engine Verification facility (the “SEV” facility) portion of the lunar operations center, and we took possession of the SEV facility. As of March 31, 2024, the Company recorded right-of-use assets of $2.9 million and corresponding lease liabilities of $3.3 million.

During the third quarter of 2023, the remaining construction for the LPOC was near completion, we took possession of the entire facility. Upon commencement of the lease, we determined that the LPOC qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. As of March 31, 2024, the Company recorded right-of-use assets of $31.5 million and operating lease liabilities of $28.0 million. As of March 31, 2024, we have approximately $2.2 million of contractual obligations to complete construction of the LPOC which will be funded through available cash on hand.
Live Oak Credit Mobilization Facility

For disclosures regarding our Live Oak Credit Mobilization Facility, refer to the preceding discussions under Liquidity and Capital Resources and Note 5 - Debt.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. As of March 31, 2024, we had remaining purchase obligations under non-cancelable commitments with four vendors totaling $23.5 million of which $16.9 million is due within the next twelve months and the remaining $6.6 million is due in the subsequent twelve-month period.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We believe that the following accounting policies involve a high degree of judgement and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. Significant accounting policies employed by us, including the use of estimates, are presented in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report and our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 contained in our Annual Report on Form 10-K, filed with the SEC on March 25, 2024.

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us. Information relating to commitments and contingencies is described in Note 12 - Commitments and Contingencies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2023 Annual Report on Form 10-K. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed except as disclosed below.

Our business and operations could be negatively affected if it becomes subject to certain claims, litigation or shareholder activism, which could, among other things, cause us to incur significant expense, negatively impact our reputation, hinder execution of business and growth strategy and impact our stock price.

For new public registrants, periods of high stock price volatility may result in various types of claims including securities class action litigation or shareholder activism, which could take many forms or arise in a variety of situations. Volatility in the stock price of our Class A Common Stock or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, the Company may be subject to litigation from customers, suppliers or other parties. For example, on April 8, 2024, the Company received a letter threatening litigation by an entity complaining that it received an insufficient number of Class A Common shares when it converted its shares of 10% Series A Cumulative Convertible Preferred Stock in February 2024. The conversion amount had been agreed to, confirmed and ratified by such entity prior to the conversion. This entity had no involvement with the Company prior to the February 2024 transaction. The Company believes it has strong defenses to any claim, and would defend any litigation vigorously. Any litigation could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any litigation and stockholder activism.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The information required has been previously disclosed in (i) our Current Report on Form 8-K filed with the SEC on January 11, 2024 and (ii) Current Report on Form 8-K filed with the SEC on January 30, 2024.

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2024, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name	Title	Date Entered	Date Expires	Shares
Kamal Ghaffarian	Chairman of the Board	03/22/2024	01/20/2025	the sale of up to 5,291,622 shares and contains pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Stephen Altemus	Chief Executive Officer and Director	03/22/2024	12/31/2024	the sale of up to 3,000,000 shares and contains pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Timothy Crain	Chief Growth Officer	03/22/2024	06/30/2025	the sale of up to 3,200,000 shares and contains pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1+	Amended and Restated Director Compensation Policy
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Intuitive Machines, Inc.

Date:	May 14, 2024	/s/ Steven Vontur
Steven Vontur
Interim Chief Financial Officer and Controller
(Interim Principal Financial Officer)