Form 10-Q
period 2024-06-30
Intuitive Machines, Inc.
filed 2024-08-13
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 7, 2024, the Registrant had 62,923,974 shares of Class A common stock, $0.0001 par value, 0 shares of Class B common stock, $0.0001 par value, and 65,627,539 shares of Class C common stock, $0.0001 par value, outstanding.

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
•our customer concentration;
•our reliance on a single launch service provider;
•risks associated with commercial spaceflight, including any accident on launch or during the journey into space;
•risks associated with the handling, production and disposition of potentially explosive and ignitable energetic materials and other dangerous chemicals in our operations;
•our reliance on a limited number of suppliers for certain materials and supplied components;
•failure of our products to operate in the expected manner or defects in our sub-systems;
•counterparty risks on contracts entered into with our customers and failure of our prime contractors to maintain their relationships with their counterparties and fulfill their contractual obligations;
•failure to comply with various laws and regulations relating to various aspects of our business and any changes in the funding levels of various governmental entities with which we do business;
•our failure to protect the confidentiality of our trade secrets and unpatented know how;
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
•the cost and potential outcomes of potential future litigation;
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

Part I – Financial Information
Item 1. Financial Statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$31,631	$4,498
Restricted cash	2,042	62
Trade accounts receivable, net of allowance for expected credit losses of $440 and $0, respectively	38,262	16,881
Contract assets	7,324	6,489
Prepaid and other current assets	3,852	3,681
Total current assets	83,111	31,611
Property and equipment, net	21,305	18,349
Operating lease right-of-use assets	35,577	35,853
Finance lease right-of-use assets	128	95
Total assets	$140,121	$85,908
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$23,917	$16,771
Accounts payable - affiliated companies	5,749	3,493
Current maturities of long-term debt	3,000	8,000
Contract liabilities, current	40,550	45,511
Operating lease liabilities, current	3,025	4,833
Finance lease liabilities, current	36	25
Other current liabilities	8,733	4,747
Total current liabilities	85,010	83,380
Contract liabilities, non-current	3,316	—
Operating lease liabilities, non-current	31,293	30,550
Finance lease liabilities, non-current	84	67
Earn-out liabilities	14,520	14,032
Warrant liabilities	16,109	11,294
Other long-term liabilities	158	4
Total liabilities	150,490	139,327
Commitments and contingencies (Note 12)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 26,000 shares issued and outstanding	5,698	28,201
Redeemable noncontrolling interests	218,160	181,662
SHAREHOLDERS’ DEFICIT
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 62,469,364 and 22,237,988 shares issued, and 61,219,364 and 20,987,988 outstanding	6	2
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 66,109,012 shares issued and outstanding	7	7
Treasury stock, at cost, 1,250,000 shares, at cost	(12,825)	(12,825)
Paid-in capital	—	—
Accumulated deficit	(222,203)	(250,466)
Total shareholders’ deficit attributable to the Company	(235,015)	(263,282)
Noncontrolling interests	788	—
Total shareholders’ deficit	(234,227)	(263,282)
Total liabilities, mezzanine equity and shareholders’ deficit	$140,121	$85,908
The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$41,408	$17,993	$114,476	$36,229
Operating expenses:
Cost of revenue (excluding depreciation)	57,102	22,481	118,013	45,607
Depreciation	423	319	837	615
General and administrative expense (excluding depreciation)	12,057	8,376	29,200	17,153
Total operating expenses	69,582	31,176	148,050	63,375
Operating loss	(28,174)	(13,183)	(33,574)	(27,146)
Other income (expense), net:
Interest income (expense), net	20	(274)	—	(553)
Change in fair value of earn-out liabilities	22,109	28,756	(488)	25,030
Change in fair value of warrant liabilities	21,009	—	(2,955)	—
Change in fair value of SAFE Agreements	—	—	—	(2,353)
Gain (loss) on issuance of securities	596	—	(68,080)	—
Other income (expense), net	421	(50)	422	39
Total other income (expense), net	44,155	28,432	(71,101)	22,163
Income (loss) before income taxes	15,981	15,249	(104,675)	(4,983)
Income tax benefit	—	3,528	—	313
Net income (loss)	15,981	18,777	(104,675)	(4,670)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	—	—	(5,751)
Net income (loss) (post Business Combination)	15,981	18,777	(104,675)	1,081
Net loss attributable to redeemable noncontrolling interest	(3,088)	(10,744)	(26,379)	(19,080)
Net income attributable to noncontrolling interest	789	—	1,761	—
Net income (loss) attributable to the Company	18,280	$29,521	(80,057)	20,161
Less: Preferred dividends	(137)	(655)	(608)	(983)
Net income (loss) attributable to Class A common shareholders	$18,143	$28,866	$(80,665)	$19,178

Net income (loss) per share (1)
Net income (loss) per share of Class A common stock - basic	$0.33	$1.84	$(1.76)	$1.23
Net income (loss) per share of Class A common stock - diluted	0.29	1.52	(1.76)	0.83
Weighted-average common shares outstanding
Weighted average shares outstanding - basic	55,093,365	15,705,265	45,844,343	15,543,800
Weighted average shares outstanding - diluted	62,275,592	19,383,601	45,844,343	24,191,853
(1)As a result of the Business Combination, the capital structure changed and the net loss per share information for 2023 represents results after the Closing Date of the Business Combination, for the period from February 13, 2023 through June 30, 2023. See Note 1 - Business Description and Note 11 - Net Income (Loss) per Share for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Equity
(In thousands except per share data)
(Unaudited)

Three Months Ended June 30, 2024
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, March 31, 2024	5,000	$5,560	$443,181
Cumulative preferred dividends	—	137	—
Accretion of preferred stock discount	—	1	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(221,933)
Net loss attributable to redeemable noncontrolling interests	—	—	(3,088)
Balance, June 30, 2024	5,000	$5,698	$218,160

Six Months Ended June 30, 2024
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2023	26,000	$28,201	$181,662
Conversion of Series A preferred stock (Note 7)	(21,000)	(23,120)	—
Cumulative preferred dividends	—	608	—
Accretion of preferred stock discount	—	9	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	62,877
Net loss attributable to redeemable noncontrolling interests	—	—	(26,379)
Balance, June 30, 2024	5,000	$5,698	$218,160

Three Months Ended June 30, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount
Balance, March 31, 2023	26,000	$26,155	$736,028
Cumulative preferred dividends	—	655	—
Accretion of preferred stock discount	—	13	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(146,654)
Net loss attributable to redeemable noncontrolling interests	—	—	(10,744)
Balance, June 30, 2023	26,000	$26,823	$578,630

Six Months Ended June 30, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2022	—	—	—
Issuance of Series A preferred stock	26,000	25,827	—
Cumulative preferred dividends	—	983	—
Accretion of preferred stock discount	—	13	—
Establishment of redeemable noncontrolling interests	—	—	(85,865)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	683,575
Net loss attributable to redeemable noncontrolling interests	—	—	(19,080)
Balance, June 30, 2023	26,000	$26,823	$578,630

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)
(Unaudited)

Three Months Ended June 30, 2024
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	52,496,932	$5	70,909,012	$7	$(12,825)	$—	$(480,837)	$(493,650)	$972	$(492,678)
Share-based compensation expense	—	—	—	—	—	1,969	—	1,969	—	1,969
Cumulative preferred dividends	—	—	—	—	—	(137)	—	(137)	—	(137)
Accretion of preferred stock discount	—	—	—	—	—	(1)	—	(1)	—	(1)
Class A common stock issued for warrants exercised	300,000	—	—	—	—	1,369	—	1,369	—	1,369
Class A common stock issued for stock options exercised	2,969	—	—	—	—	295	—	295	—	295
Class A common stock issued for vested RSUs and PSUs	1,286,880	—	—	—	—	(2,118)	—	(2,118)	—	(2,118)
Class A common stock issued for Class C canceled	4,800,000	—	(4,800,000)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(973)	(973)
Issuance of Class A Common Stock related to the ATM Program (Note 7)	3,582,583	1	—	—	—	17,044	—	17,045	—	17,045
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(18,421)	240,354	221,933	—	221,933
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	789	789
Net income attributable to the Company	—	—	—	—	—	—	18,280	18,280	—	18,280
Balance, June 30, 2024	62,469,364	$6	66,109,012	$7	$(12,825)	$—	$(222,203)	$(235,015)	$788	$(234,227)

Six Months Ended June 30, 2024
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	22,279,876	$2	70,909,012	$7	$(12,825)	$—	$(250,466)	$(263,282)	$—	$(263,282)
Share-based compensation expense	—	—	—	—	—	5,895	—	5,895	—	5,895
Cumulative preferred dividends	—	—	—	—	—	(608)	—	(608)	—	(608)
Accretion of preferred stock discount	—	—	—	—	—	(9)	—	(9)	—	(9)
Conversion of Series A preferred stock (Note 7)	7,738,743	1	—	—	—	23,119	—	23,120	—	23,120
Class A common stock issued for warrants exercised	19,123,633	2	—	—	—	127,579	—	127,581	—	127,581
Class A common stock issued related to loan conversion (Notes 5 and 7)	3,487,278	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	170,371	—	—	—	—	295	—	295	—	295
Class A common stock issued for vested RSUs and PSUs	1,286,880	—	—	—	—	(2,118)	—	(2,118)	—	(2,118)
Class A common stock issued for Class C canceled	4,800,000	—	(4,800,000)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(973)	(973)
Issuance of Class A Common Stock related to the ATM Program (Note 7)	3,582,583	1	—	—	—	17,044		17,045		17,045
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(171,197)	108,320	(62,877)	—	(62,877)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	1,761	1,761
Net loss attributable to the Company	—	—	—	—	—	—	(80,057)	(80,057)	—	(80,057)
Balance, June 30, 2024	62,469,364	$6	66,109,012	$7	$(12,825)	$—	$(222,203)	$(235,015)	$788	$(234,227)

Three Months Ended June 30, 2023
	Members Units			Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Units		Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	—		$—	16,021,803	$2	10,566	$—	68,140,188	$6	$(12,825)	$—	$(870,511)	$(883,328)
Share-based compensation expense	—		—	—	—	—	—	—	—	—	985	—	985
Member distributions	—		—	—	—	—	—	—	—	—	—	(4,263)	(4,263)
Cumulative preferred dividends	—		—	—	—	—	—	—	—	—	(655)	—	(655)
Accretion of preferred stock discount	—		—	—	—	—	—	—	—	—	(13)	—	(13)
Class A common stock issued for warrants exercised	—		—	1,183,901	—	—	—	—	—	—	13,615	—	13,615
Recapitalization adjustment	—		—	—	—	—	—	—	—	—	(1,000)	—	(1,000)
Issuance of Class A Common Stock related to the Equity Facility	—		—	95,785	—	—	—	—	—	—	834	—	834
Issuance of Class C common stock related to earn-out awards	—		—	—	—	—	—	2,500,000	1	—	19,375	—	19,376
Subsequent remeasurement of redeemable noncontrolling interests	—		—	—	—	—	—	—	—	—	(33,141)	179,795	146,654
Other	—		—	—	—	—	—	—	—	—	—	2	2
Net income attributable to the Company	—		—	—	—	—	—	—	—	—	—	29,521	29,521
Balance, June 30, 2023	—		$—	17,301,489	$2	10,566	$—	70,640,188	$7	$(12,825)	$—	$(665,456)	$(678,272)

Six Months Ended June 30, 2023
	Members Units			Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Units		Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	122,505,500		$1	—	$—	—	$—	—	$—	$—	$14,967	$(72,587)	$(57,619)
Issuance of units	21,500		—	—	—	—	—	—	—	—	22	—	22
Share-based compensation expense	—		—	—	—	—	—	—	—	—	101	—	101
Net loss	—		—	—	—	—	—	—	—	—	—	(5,751)	(5,751)
Effects of Business Combination
Recapitalization	(122,527,000)		(1)	13,736,932	2	10,566	—	68,140,188	6	—	47,438	—	47,445
Conversion of SAFE Agreements	—		—	2,066,666	—	—	—	—	—	—	20,667	—	20,667
Issuance of warrants to preferred shareholders	—		—	—	—	—	—	—	—	—	173	—	173
Transaction costs	—		—	—	—	—	—	—	—	—	(24,445)	—	(24,445)
Establishment of the earn-out liabilities	—		—	—	—	—	—	—	—	—	(99,659)	—	(99,659)
Establishment of redeemable noncontrolling interest	—		—	—	—	—	—	—	—	—	85,865	—	85,865
Activities subsequent to the Business Combination
Share-based compensation expense	—		—	—	—	—	—	—	—	—	1,091	—	1,091
Member distributions	—		—	—	—	—	—	—	—	—	—	(4,263)	(4,263)
Cumulative preferred dividends	—		—	—	—	—	—	—	—	—	(983)	—	(983)
Accretion of preferred stock discount											(13)	—	(13)
Repurchase of common stock	—		—	—	—	—	—	—	—	(12,825)	—	—	(12,825)
Class A common stock issued for warrants exercised	—		—	1,402,106	—	—	—	—	—	—	16,124	—	16,124
Recapitalization adjustment	—		—	—	—	—	—	—	—	—	(1,000)	—	(1,000)
Issuance of Class A Common Stock related to Equity Facility	—		—	95,785	—	—	—	—	—	—	834	—	834
Issuance of Class C common stock related to earn-out awards	—	0	—	—	—	—	—	2,500,000	1	—	19,375	—	19,376
Other	—		—	—	—	—	—	—	—	—	—	2	2
Subsequent remeasurement of redeemable noncontrolling interests	—		—	—	—	—	—	—	—	—	(80,557)	(603,018)	(683,575)
Net income attributable to the Company	—		—	—	—	—	—	—	—	—	—	20,161	20,161
Balance, June 30, 2023	—		$—	17,301,489	$2	10,566	$—	70,640,188	$7	$(12,825)	$—	$(665,456)	$(678,272)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(104,675)	$(4,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	837	615
Bad debt expense	440	124
Share-based compensation expense	5,895	1,192
Change in fair value of SAFE Agreements	—	2,353
Change in fair value of earn-out liabilities	488	(25,030)
Change in fair value of warrant liabilities	2,955	—
Loss on issuance of securities	68,080	—
Other	154	18
Changes in operating assets and liabilities:
Trade accounts receivable, net	(21,821)	(1,091)
Contract assets	(834)	2,272
Prepaid expenses	(172)	(2,154)
Other assets, net	244	358
Accounts payable and accrued expenses	7,145	13,373
Accounts payable – affiliated companies	2,257	559
Contract liabilities – current and long-term	(1,644)	(18,190)
Other liabilities	2,949	14,497
Net cash used in operating activities	(37,702)	(15,774)
Cash flows from investing activities:
Purchase of property and equipment	(3,793)	(20,200)
Net cash used in investing activities	(3,793)	(20,200)
Cash flows from financing activities:
Proceeds from Business Combination	—	8,055
Proceeds from issuance of Series A Preferred Stock	—	26,000
Transaction costs	(437)	(9,371)
Proceeds from borrowings	10,000	—
Repayment of loans	(15,000)	—
Proceeds from issuance of securities	27,481	—
Member distributions	—	(4,263)
Stock option exercises	300	22
Payment of withholding taxes from share-based awards	(2,123)	—
Forward purchase agreement termination	—	12,730
Warrants exercised	51,360	16,124
Distribution to noncontrolling interests	(973)	—
Net cash provided by financing activities	70,608	49,297
Net increase in cash, cash equivalents and restricted cash	29,113	13,323
Cash, cash equivalents and restricted cash at beginning of the period	4,560	25,826
Cash, cash equivalents and restricted cash at end of the period	33,673	39,149
Less: restricted cash	2,042	62
Cash and cash equivalents at end of the period	$31,631	$39,087

Supplemental disclosure of cash flow information
Cash paid for interest, net	$371	$972
Cash paid for taxes	$274	$34
Noncash financing activities:
Transaction costs	$—	$15,074
SAFE Agreements	$—	$20,667
Class A Common Stock related to Equity Facility (Note 7)	$—	$834
Conversion of Series A preferred stock (Note 7)	$23,120	$—
Preferred dividends	$(608)	$(983)
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 contained in our Annual Report on Form 10-K, filed with the SEC on March 25, 2024. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 90% and 92%, respectively, of the Company’s total revenue for the three and six months ended June 30, 2024, and accounted for 67% and 70%, respectively, of the Company’s total revenue for the three and six months ended June 30, 2023. The largest customer’s accounts receivable balance was 73% and 80% as of June 30, 2024 and December 31, 2023, respectively.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. For the six months ended June 30, 2024 and 2023, there was one major supplier that accounted for 20% and 34%, respectively, of the goods and services purchased, and no major supplier for the three months ended June 30, 2024 and 2023. As of June 30, 2024, there was one major supplier that accounted for 17% of the accounts payable balance and no major supplier as of December 31, 2023 with an accounts payable balance representing more than 10%.
Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of June 30, 2024 and for the six months ended June 30, 2024 and 2023, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of June 30, 2024, the Company had cash and cash equivalents of $31.6 million and a working capital deficit of $1.9 million. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock including the execution of SAFE Agreements, our At The Market Offering program (the “ATM” Program) with Cantor (as described below), proceeds from warrant exercises, and proceeds from the issuance of bank debt. For the six months ended June 30, 2024, the Company received approximately $78.8 million in gross proceeds from warrant exercises, sales of stock under our ATM program and other equity transactions, as further described in Notes 7 and 8.
In connection with the Business Combination as discussed in Notes 1 and 7, the Company entered into the Cantor Purchase Agreement, pursuant to which the Company may direct CFPI, at the Company’s discretion, to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. Additionally, in April 2024, the Company and Cantor entered into a Controlled Equity Offering Sales Agreement with Cantor acting as the Company’s exclusive sales agent for the sale of newly issued shares of Class A Common Stock for aggregate proceeds up to $100.0 million, as further described in Note 7. During the second quarter of 2024, the Company raised approximately $17.0 million in net proceeds pursuant to the ATM Program, followed by an additional raise of $4.1 million in net proceeds in early July 2024.

Management believes that the cash and cash equivalents as of June 30, 2024, and the additional liquidity available with the Cantor Purchase Agreement and Controlled Equity Offering Sales Agreement discussed in Note 7, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.

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

Other Current Liabilities

As of June 30, 2024 and December 31, 2023, other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Payroll accruals	7,005	2,553
Income tax payable	20	20
Professional fees accruals	514	832
Commercial insurance financing	634	493
Commitment shares liability (see Note 7)	334	755
Other accrued liabilities	226	94
Other current liabilities	$8,733	$4,747

NOTE 3 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenue by Contract Type
Cost reimbursable	$39,313	95%	$—	—%	$81,353	71%	$—	—%
Fixed price	454	1%	15,949	89%	29,662	26%	32,544	90%
Time and materials	1,641	4%	2,044	11%	3,461	3%	3,685	10%
Total	$41,408	100%	$17,993	100%	$114,476	100%	$36,229	100%
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
The following table presents contract assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Contract Assets
Deferred contract costs	$6,054	$343
Unbilled receivables	1,270	6,146
Total	$7,324	$6,489
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $1.5 million and $6.2 million, respectively, for the three and six months ended June 30, 2024, and $8.1 million and $18.0 million, respectively, for the three and six months ended June 30, 2023.
The following table presents contract liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Contract liabilities – current
Deferred revenue	$25,819	$22,926
Contract loss provision	12,702	9,567
Accrued launch costs	2,029	13,018
Total contract liabilities – current	40,550	45,511
Contract liabilities – long-term
Contract loss provision	3,316	—
Total contract liabilities – long-term	3,316	—
Total contract liabilities	$43,866	$45,511

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $4.4 million and $27.5 million during the six months ended June 30, 2024 and 2023, respectively.
Loss Contracts
Contract losses are a result of constraining variable consideration and estimated contract costs exceeding current contract price. The Company experiences favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded (favorable) and unfavorable changes in net losses related to contracts with customers of $19.4 million and $11.2 million, respectively, for the three and six months ended June 30, 2024, and $7.0 million and $13.6 million, respectively, for the three and six months ended June 30, 2023.
As of June 30, 2024, the status of these loss contracts was as follows:
•The first contract, for lunar payload services, became a loss contract in 2019 due to the constraint of variable consideration. The contract was successfully completed in February 2024. As a result of the successful mission, previously constrained variable consideration of $12.3 million as of December 31, 2023 was released and approximately $11.6 million was recognized as revenue during the first quarter of 2024. For the six months ended June 30, 2024, and 2023, changes in estimated contract costs resulted in (favorable) and unfavorable changes of $(6.7) million and $5.1 million contract loss, respectively. As of December 31, 2023, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $10 thousand.
•The second contract, for lunar payload services, became a loss contract in 2021 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $8.8 million. For the six months ended June 30, 2024 and 2023, changes in estimated contract costs resulted in an additional $10.9 million and $1.8 million in contract loss, respectively. As of June 30, 2024, and 2023, this contract was approximately 59% complete and 48% complete, respectively. The period of performance for this contract currently runs through June 2026 as a result of ongoing discussions with the customer and pending modifications to the contract. As of June 30, 2024 and December 31, 2023, the contract loss provision recorded in contract liabilities, current was $9.4 million and $7.4 million, respectively, and $3.3 million and zero, respectively, in contract liabilities, non-current in our condensed consolidated balance sheets.
•The third contract, for lunar payload services, became a loss contract in 2022 due to the constraint of variable consideration and estimated contract costs exceeding current contract price. Variable consideration has been constrained to $0 from a total potential amount of $13.0 million. For the six months ended June 30, 2024 and 2023, changes in estimated contract costs resulted in an additional $6.7 million and $5.9 million in contract loss, respectively. As of June 30, 2024 this contract was approximately 87% complete. The period of performance for this contract currently runs through August 2025 as a result of modifications to the contract. As of June 30, 2024 and December 31, 2023, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $3.2 million and $2.1 million, respectively.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $94.6 million. The Company expects to recognize revenue on approximately 45-50% of the remaining performance obligations over the next 6 months, 50-55% in 2025 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of June 30, 2024.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials agreements.

NOTE 4 - PROPERTY AND EQUIPMENT, NET
As of June 30, 2024 and December 31, 2023, property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Vehicles and trailers	$129	$129
Computers and software	2,819	2,864
Furniture and fixtures	1,751	1,666
Machinery and equipment	3,778	2,772
Construction in progress	16,317	13,795
Property and equipment, gross	24,794	21,226
Less: accumulated depreciation and amortization	(3,489)	(2,877)
Property and equipment, net	$21,305	$18,349
Total depreciation expense related to property and equipment for the three and six months ended June 30, 2024 was $423 thousand and $837 thousand, respectively, and $319 thousand and $615 thousand, respectively, for the three and six months ended June 30, 2023.
As of June 30, 2024 and December 31, 2023, the Company pledged property and equipment with net book value of approximately $21.3 million and $18.3 million, respectively, as security for its Credit Mobilization Facility (as defined in Note 5) with Live Oak Banking Company.
As of June 30, 2024, construction in progress includes construction costs of $15.9 million associated with the fabrication of a commercial communications satellite. The Company capitalized interest in connection with construction in progress of $158 thousand and $371 thousand, respectively, for the three and six months ended June 30, 2024 and $206 thousand and $379 thousand, respectively, for the three and six months ended June 30, 2023.

NOTE 5 - DEBT
The following table summarizes our outstanding debt (in thousands):

	June 30, 2024	December 31, 2023
Credit Mobilization Facility	$3,000	$8,000
Less: deferred financing costs	—	—
Less: current maturities	(3,000)	(8,000)
Long-term debt, net of current maturities	$—	$—
As of June 30, 2024 and December 31, 2023, the weighted-average interest rate on short-term borrowings outstanding was 10.52% and 10.20%, respectively.
Live Oak Credit Mobilization Facility
In December 2019, the Company entered into a loan agreement with Live Oak Banking Company (the “Credit Mobilization Facility”) which provided a $12.0 million credit mobilization facility that was paid in full as of November 2023. In July 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak Banking Company which provided an $8.0 million credit mobilization facility with a loan maturity of July 14, 2024. The Credit Mobilization Facility bears interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0% and requires the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company. There was $3.0 million and $8.0 million outstanding under the Credit Mobilization Facility as of June 30, 2024 and December 31, 2023, respectively. The Company paid $5.0 million during the second quarter of 2024 and paid the remaining $3.0 million in July 2024 on the Credit Mobilization Facility and the facility has been terminated.

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

For the three and six months ended June 30, 2024, we recognized a combined U.S. federal and state expense for income taxes of zero, and our combined U.S. federal and state income tax rates were 0.0%. For the three and six months ended June 30, 2023, we recognized a combined U.S. federal and state expense for income taxes of $3.5 million and $0.3 million, respectively, and our effective combined U.S. federal and state income tax rates were (23.1%) and 6.3%, respectively. For the three and six months ended June 30, 2024, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three and six months ended June 30, 2023, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a tax receivable agreement (the “TRA”). Pursuant to the TRA, the Company will generally be required to pay the TRA Holders 85% of the amount of the cash tax savings, if any, in U.S. federal, state, and local taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company (and applicable consolidated, unitary, or combined subsidiaries thereof, if any and collectively the “Tax Group”) realizes, or is deemed to realize, as a result of certain tax attributes (the “Tax Attributes”), including:

•tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units (including any such adjustments resulting from certain payments made by the Company under the TRA) acquired by the Company from a TRA Holder pursuant to the terms of the Second A&R Operating Agreement;
•tax deductions in respect of portions of certain payments made under the TRA.

The TRA remains in effect until all such tax benefits have been utilized or expired unless the Company exercises its rights to terminate the TRA or in the case of a change in control of the Company or a material breach of the Company's obligations under the TRA, at which time all obligations under the TRA will be accelerated and become payable for an amount representing the present value of anticipated future tax benefits. The resulting TRA amount from an early termination would be material to the financial statements, but due to the contingent nature of such early termination the amount cannot be estimated at this time. No notice of early termination has been given and the Company is not aware of any events in the foreseeable future that would give rise to an early termination of the TRA.

Based primarily on historical losses of Intuitive Machines, Inc., management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset for a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The TRA is unrecognized. Due to the fact that the Company's deferred tax assets and corresponding TRA liability are unrecognized, changes to the TRA liability had no impact on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.
NOTE 7 - MEZZANINE EQUITY AND EQUITY

Private Placement Transaction

On September 5, 2023, the Company consummated a securities purchase agreement (the “Purchase Agreement”) with Armistice Capital Master Fund Ltd (the “Purchaser”) pursuant to which the Company agreed to sell securities to the Purchaser in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of (i) an aggregate of 4,705,883 shares of the Company’s Class A Common Stock (the “PIPE Shares”) and (ii) an accompanying (a) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series A Warrant”) at an exercise price of $4.75 per share and (b) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series B Warrant”) at an exercise price of $4.75 per share, for aggregate gross proceeds of $20.0 million, before deducting related transaction costs of $1.4 million. The Initial Series A Warrant and the Initial Series B Warrant are immediately exercisable and will expire on March 5, 2029 and March 5, 2025, respectively. During the first quarter of 2024, the Initial Series A Warrant and the Initial Series B Warrant were fully exercised.

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

See Note 8 for further discussion of the Conversion Warrants.

Capital Stock

The table below reflects share information about the Company’s capital stock as of June 30, 2024.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	62,469,364	(1,250,000)	61,219,364
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	66,109,012	—	66,109,012
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	128,583,376	(1,250,000)	127,333,376

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

In June 2023, the Company issued 95,785 Commitment Shares to CFPI. Under the terms of the Cantor Purchase Agreement, to the extent after the resale of the Commitment Shares by CFPI is less than $1.0 million, the Company will pay CFPI the difference between $1.0 million and the net proceeds of the resale of the Commitment Shares received by CFPI in cash. During the first quarter of 2024, CFPI sold the 95,785 Commitment Shares. As of June 30, 2024, Company has a remaining liability of approximately $334 thousand, reflected in other current liabilities in our condensed consolidated balance sheets.

As of June 30, 2024, no shares of Class A Common Stock have been sold to CFPI under the Cantor Purchase Agreement.

Controlled Equity Offering Sales Agreement

On March 27, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor” or “agent”) to sell shares of the Class A Common Stock having an aggregate sale price of up to $100.0 million through our ATM Program under which Cantor acts as the sales agent. The sales of the shares made under the ATM Program may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agent sells the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the ATM Program, the agent is entitled to total compensation at a commission rate of up to 3.0% of the sales price per share sold.

As of June 30, 2024, the Company has sold and issued 3,582,583 shares of Class A Common Stock under the ATM Program and received net cash proceeds of approximately $17.0 million.

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

Redeemable Noncontrolling Interests (Mezzanine Equity)

As of June 30, 2024, the prior investors of Intuitive Machines, LLC own 51.9% of the outstanding common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board, which as of June 30, 2024, is controlled by the prior investors. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.
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

During six months ended June 30, 2024, 101 Public Warrants were exercised resulting in the issuance of an equal number of shares of Class A Common Stock. During the year ended December 31, 2023, Public Warrants of 1,402,106 were exercised resulting in the issuance of an equal number of shares of Class A Common Stock.

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

As of June 30, 2024, there have been no exercises of the Preferred Investor Warrants.

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

Conversion Warrants

In connection with the January 2024 Bridge Loan Conversion discussed further in Note 7, the Company agreed to issue to the Guarantor, pursuant to Section 4(a)(2) of the Securities Act of 1933, (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 5 years, (the “Conversion Series A Warrant”) and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 18 months (the “Conversion Series B Warrant”), collectively (the “Conversion Warrants”). On May 31, 2024, the Guarantor assigned the Conversion Warrants to a third party investor in a private transaction. Pursuant to the assignment to a third party investor, the Conversion Warrants are no longer exercisable for Class C Common Stock. All other terms related to the Conversion Warrants remain the same as previously discussed. Pursuant to the guidance under ASC 480 “Distinguishing Liabilities from Equity,” the Company determined that the Conversion Warrants should be recorded as liabilities as of the issuance date and March 31, 2024 and subsequently determined that they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability as of May 31, 2024 and June 30, 2024, initially measured at fair value with changes in fair value recognized in earnings in other income (expense) on the consolidated statement of operations.

The Conversion Series A Warrant and Conversion Series B Warrant had an initial fair value of $10.0 million and $5.5 million, respectively. The gross proceeds of $10.0 million from the Letter Agreement were allocated to the Conversion Warrants resulting in a loss on the transaction of approximately $5.5 million recognized as loss on issuance of securities in our condensed consolidated statement of operations. As of June 30, 2024, the fair value of the Conversion Series A Warrant and Conversion Series B Warrant increased to approximately $10.3 million and $5.8 million, respectively, resulting in a loss of approximately $0.6 million recognized as change in fair value of warrant liabilities in our condensed consolidated statement of operations.

During June 2024, the investor exercised 300,000 Conversion Series B Warrants resulting in the issuance of an equal number of shares of Class A Common Stock and cash proceeds to the Company of $0.8 million. The Company recorded a gain on issuance of securities of approximately $0.6 million as a result of these warrant exercises.

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
As of June 30, 2024, Intuitive Machines, LLC was authorized to issue a total of 1,138,181 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2023	1,325,354	$3.15	7.61
Granted	—	—
Exercised	(176,049)	1.80
Forfeited	(11,124)	8.63
Balance as of June 30, 2024	1,138,181	$3.31	7.17	$1,331,810
Exercisable as of June 30, 2024	646,133	$2.39	6.99	$885,770
Aggregate intrinsic value represents the difference between the exercise price of the options and the market price of our Class A Common Stock.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2023	$1.80
Granted	—
Vested	0.65
Forfeited	5.50
Non-vested as of June 30, 2024	$2.52
Share-based compensation expense related to options was $106 thousand and $220 thousand for the three and six months ended June 30, 2024, respectively, and $278 thousand and $485 thousand for the three and six months ended June 30, 2023, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of June 30, 2024, the Company had $479 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 2.97 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of June 30, 2024, the Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs) as outlined in the following disclosures. No other awards have been granted under the 2023 Plan.

Restricted Stock Units and Performance Stock Units

Pursuant to the 2023 Plan, the Company grants RSUs with time-based vesting requirements which typically vest over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of RSUs and PSUs are based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU and PSU activity:

	Number of Units(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,826,946	$7.01
Granted	3,402,463	3.56
Vested	(1,690,799)	5.08
Forfeited	(417,404)	7.56
Balance as of June 30, 2024	3,121,206	$4.23

(1)    PSU grants of 919,007 were included at the 100% attainment level which were based on several performance goals related to our mission which successfully completed in February 2024 of which all 919,007 PSU grants fully vested in April 2024.

Share-based compensation expense related to RSUs was $1.4 million and $2.5 million for the three and six months ended June 30, 2024, respectively, and $0.7 million for the three and six months ended June 30, 2023. Share-based compensation expense related to PSUs was $0.5 million and $3.2 million for the three and six months ended June 30, 2024, respectively. Share-based compensation expense for RSUs and PSUs are classified in the condensed consolidated statement of operations under general and administrative expense. As of June 30, 2024, the Company had $11.9 million in estimated unrecognized share-based compensation costs related to unvested RSUs that is expected to be recognized over a weighted average period of 3.06 years. As of April 2024, the PSUs were fully vested and hence the Company has no estimated unrecognized share-based compensation costs related to unvested PSUs.

NOTE 10 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 at fair value on a recurring basis.

	June 30, 2024
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$14,520	$—	$—	$14,520

Warrant liabilities - Series A	Recurring	10,294	—	—	10,294
Warrant liabilities - Series B	Recurring	5,815	—	—	5,815
Warrant liabilities		16,109	—	—	16,109

Total liabilities measured at fair value		$30,629	$—	$—	$30,629

	December 31, 2023
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$14,032	$—	$—	$14,032

Warrant liabilities - Series A	Recurring	8,612	—	—	8,612
Warrant liabilities - Series B	Recurring	2,682	—	—	2,682
Warrant liabilities		11,294	—	—	11,294

Total liabilities measured at fair value		$25,326	$—	$—	$25,326

The following table provides a roll-forward of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	Warrant liabilities - Series A	Warrant liabilities - Series B	Total Warrant liabilities
Balance, December 31, 2023	$14,032	$8,612	$2,682	$11,294
Additions	—	20,827	11,262	32,089
Change in fair value	488	1,326	1,629	2,955
Converted to equity	—	(20,471)	(9,758)	(30,229)
Balance, June 30, 2024	$14,520	10,294	5,815	16,109

Earn-out Liabilities

The fair value of the earn-out liabilities as of June 30, 2024 was estimated using a Monte Carlo simulation approach that modeled the triggering events including the simulated stock price of the Company over the maturity dates. The significant assumptions utilized in estimating the fair value of the earn-out liabilities include: (i) Intuitive Machines stock price of $3.30; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.36%; and (iv) expected volatility of 85%.

As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of 2,500,000 vested for the year ended December 31, 2023. For the six months ended June 30, 2024, there was no vesting of Earn Out Units.

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

The fair value of the Conversion Series A Warrant and the Conversion Series B Warrant liabilities as of June 30, 2024 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $3.30; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.37%; and (iv) expected volatility of 94%. The significant assumptions utilized in estimating the fair value of the Conversion Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $3.30; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 5.06%; and (iv) expected volatility of 89%.

NOTE 11 - NET INCOME (LOSS) PER SHARE

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Class A common shareholders for the three and six months ended June 30, 2024, the three months ended June 30, 2023, and the period from February 13, 2023, or the Closing Date, to June 30, 2023 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

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

The following table presents the computation of the basic and diluted income per share of Class A Common Stock (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss) (post Business Combination)	$15,981	$18,777	$(104,675)	$1,081
Less: Net loss attributable to redeemable noncontrolling interest	(3,088)	(10,744)	(26,379)	(19,080)
Less: Net income attributable to noncontrolling interest	789	—	1,761	—
Net income (loss) attributable to the Company	18,280	29,521	(80,057)	20,161
Less: Cumulative preferred dividends	(137)	(655)	(608)	(983)
Net income (loss) attributable to Class A common shareholders	$18,143	$28,866	$(80,665)	$19,178
Denominator
Basic weighted-average shares of Class A common stock outstanding	55,093,365	15,705,265	45,844,343	15,543,800
RSUs, PSUs, and Options	1,426,566	1,457,129	—	1,505,845
Series A Preferred Stock	1,869,280	2,221,207	—	2,207,590
Warrants	3,886,381	—	—	4,934,618
Diluted weighted-average shares of Class A common stock outstanding	62,275,592	19,383,601	45,844,343	24,191,853

Net income (loss) per share of Class A common stock - basic	$0.33	$1.84	$(1.76)	$1.23
Net income (loss) per share of Class A common stock - diluted	$0.29	$1.52	$(1.76)	$0.83
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computation of diluted net loss per share of Class A Common Stock as their effect would be anti-dilutive or because of unsatisfied contingent issuance conditions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs(1)	—	—	3,121,206	—
Options(1)	250,308	—	1,138,181	—
Series A Preferred Stock(2)	—	—	1,907,409	—
Warrants(1)	22,636,805	22,472,061	30,638,365	—
Earn Out Units(3)	7,500,000	7,500,000	7,500,000	7,500,000

(1)    Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive.
(2)    Represents number of instruments outstanding as converted at the end of the period that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.
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

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. As of June 30, 2024, we had remaining purchase obligations under non-cancelable commitments with seven vendors totaling $32.6 million of which $27.1 million is due within the next twelve months and the remaining $5.5 million is due in the subsequent twelve-month period.
NOTE 13 - RELATED PARTY TRANSACTIONS
Intuitive Machines, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.
Axiom Space, Inc.

The Company recognized revenue from Axiom Space, Inc. (“Axiom”) related to space infrastructure development activities of $50 thousand for the three and six months ended June 30, 2024, and $53 thousand and $124 thousand for the three and six months ended June 30, 2023. As of June 30, 2024, there was $50 thousand affiliate accounts receivable and no affiliate accounts receivable as of December 31, 2023 related to Axiom. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a co-founder and Executive Chairman of Axiom. Revenue related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms.
IBX, LLC and PTX, LLC
The Company incurred expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) of $1.0 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively and $2.3 million and $0.6 million, for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, there were $0.1 million and $0.4 million, respectively, of affiliate accounts payable related to IBX expenses. IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. We rely on IBX/PTX for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX/PTX.
KBR, Inc.
On November 12, 2020, KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries, made an initial investment in one of our operating subsidiaries, Space Network Solutions, LLC (“SNS”) resulting in a 10% ownership by KBR of Space Network Solutions as of the date of such investment. As of June 30, 2024, KBR held approximately 10% of the equity of Space Network Solutions. The Company recognized affiliate revenue from KBR related to engineering services of $0.6 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, there was $0.4 million and $0.5 million, respectively, of affiliate accounts receivable related to KBR revenue. Revenue related to KBR are incurred in the normal course of business and amounts are settled under normal business terms. In addition, SNS incurred cost of revenue with KBR related to the OMES III contract of $9.3 million and $18.6 million for three and six months ended June 30, 2024, respectively.

ASES

The Company recognized revenue from ASES related to engineering services of $0.1 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, there was $0.1 million of affiliate accounts receivable related to ASES revenue. ASES is a joint venture between Aerodyne Industries, LLC and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a current member of management of Aerodyne Industries, LLC. Revenue related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC

The Company incurred expenses with X-energy, LLC (“X-energy”) of $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and none for the three months ended June 30, 2023. As of June 30, 2024, there was $0.1 million affiliate accounts payable and no affiliate accounts payable as of December 31, 2023, related to X-energy expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.
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

Space Network Solutions was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded Space Network Solutions a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. As of June 30, 2024, SNS LLC had total assets of $25.7 million and total liabilities of $22.8 million. As of December 31, 2023, SNS LLC had total assets of $13.7 million and total liabilities of $12.0 million.
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

The IX LLC JV was formed to pursue nuclear space propulsion and surface power systems in support of future space exploration goals. In the third quarter of 2022, the IX LLC JV received an award from Battelle Energy Alliance to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars. As of June 30, 2024 and December 31, 2023, the IX LLC JV had no assets and no liabilities, associated with project execution activities subcontracted to the IX LLC JV partners and other third parties.

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

We are currently working to provide access to the lunar surface and collect and transmit cislunar data for science, technology, and infrastructure. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position with a first mover advantage, as evidenced by two remaining Commercial Lunar Payload Services (“CLPS”) awards as of June 30, 2024. On February 22, 2024, Intuitive Machines’ Nova-C lander became the first U.S. vehicle to softly land on the lunar surface since 1972 and landed the vehicle further south than any vehicle in the world has ever soft-landed on the Moon. We believe this February landing validates our ability to provide the three service pillars required to commercialize a celestial body: delivery, data & communications, and autonomous operations in space. Our Nova-C lander on the IM-1 mission carried approximately 100 kilograms of payloads and executed numerous experiments and technology demonstrations at the lunar surface near the south pole. Our goal is to follow the successful IM-1 mission with IM-2, which will continue to execute experiments and technology demonstrations at the Shackleton Connecting Ridge at the lunar south pole, and IM-3, our third CLPS award, which will land at Reiner Gamma. These missions, along with additional expeditions, are in partnership with NASA, Nokia Corporation, Columbia Sportswear Company, Aegis Aerospace, Inc. and other commercial players. Intuitive Machines empowers its customers to achieve their ambitious visions and commercial goals in space through seamless collaboration with our robust service pillars.

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

Our Business Model

We primarily generate revenue through our contracts with customers of our orbital and lunar access services and by collecting and transmitting cislunar data for science, technology and infrastructure in our Space Products and Infrastructure services. We are a provider and supplier of space products and services that we believe will enable sustained robotic and human exploration to the Moon, Mars, and beyond.

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

We operate under three service pillars which we believe are required to commercialize a celestial body: delivery, data & communications, and autonomous operations in space. These pillars are the backdrop to our four business units: Lunar Access Services, Orbital Services, Lunar Data Services and Space Products and Infrastructure. Under Accounting Standards Codification (“ASC”) 280 “Segment Reporting,” we concluded that our business units operate as one reportable segment. See our Segment Reporting disclosure under Note 2 in our condensed consolidated financial statements for further discussion on our reportable segment.

Lunar Access Services
Our Lunar Access Services business provides reliable and affordable means for governments, companies and individuals to explore and place objects in cislunar space or on the lunar surface. We have developed a complete lunar program that includes mission control, the Nova-C lander, a space-to-ground communications network, and a series of launch vehicle contracts with SpaceX. As of June 30, 2024, we had two remaining missions on the flight manifest, with plans to increase the frequency and complexity of the missions over time. On February 22, 2024, our Nova-C lander on the IM-1 mission became the first U.S. vehicle to softly land on the lunar surface since 1972 and landed the vehicle further south than any vehicle in the world has ever soft-landed on the Moon.

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

Recent Developments

As of June 30, 2024, the Company ceased being a controlled company within the meaning of the Nasdaq. We were not relying on any Nasdaq corporate governance exemptions for controlled company status prior to June 30, 2024.
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
Our ability to expand spaceflight mission operations
Our success will depend in large part on our ability to expand our lunar mission operations in 2024 and beyond. We completed our first mission in February 2024 and we are on track to complete the two additional funded missions with a goal of establishing a regular cadence of multiple missions per year of increasing size and complexity by late 2025. This will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for two additional launches as of June 30, 2024, we have $213.0 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue.

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
We expect to make significant investments in our lunar and data programs in the short term. Although we believe that our financial resources, will be sufficient to meet our capital needs in the short term, our timeline and budgeted costs for these offerings are subject to substantial uncertainty, including due to compliance requirements of U.S. federal export control laws and applicable foreign and local regulations, the impact of political and economic conditions, and the need to identify opportunities and negotiate long-term agreements with customers for these services, among other factors. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay any additional indebtedness that we may incur.
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

Historically, most of our revenue has been derived from fixed-price, long-term contracts for the delivery of payloads to the lunar surface. In order to satisfy these contracts, we undertake the engineering for the research, design, development, manufacturing, integration and sustainment of advanced technology space systems. The integration of these technologies and systems lead to an organic and integrated capability to provide lunar access on a commercial services basis. Individual contracts are aggregated by mission (e.g., IM-1, IM-2, IM-3) for management purposes. Revenue is measured based on the amount of consideration specified in a contract with the customer.

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

Since late 2023, we have been performing a more significant amount of work on cost-reimbursable contracts such as OMES III. Under cost-reimbursable contracts, the price is generally variable based upon our actual allowable costs incurred for materials, equipment, reimbursable labor hours, overhead and G&A expenses. Profit on cost-reimbursable contracts may be in the form of a fixed fee or a mark-up applied to costs incurred, or a combination of the two. The fee may also be an incentive fee based on performance indicators, milestones or targets and can be based on customer discretion or in the form of an award fee determined based on customer evaluation of the Company's performance against contractual criteria. Cost-reimbursable contracts are generally less risky because the owner/customer retains many of the project risks, however it generally requires us to use our best efforts to accomplish the scope of the work within a specified time and budget.

Cost-reimbursable contracts with the U.S. government are generally subject to the FAR and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer.
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
Interest income (expense), net
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

Change in fair value of warrant liabilities

In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion, the Company has issued warrants which are classified as liabilities on our balance sheet. At each period end, the warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our condensed consolidated statement of operations. See Notes 8 and 10 of the condensed consolidated financial statements for additional information on the warrant liabilities.

Gain (loss) on issuance of securities

In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion, the Company has discussed in Notes 8 and 10 to the condensed consolidated financial statements, the Company issued warrants and recognized a loss on the issuance as the fair value of the securities exceeded the gross proceeds at the issuance date. The Company evaluated the terms of the warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value. The subsequent changes in fair value are recognized in earnings in other income (expense) on the condensed consolidated statement of operations.

Other income (expense), net
Other income, net primarily consists of immaterial miscellaneous income sources.
Income tax benefit
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

The financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. for the periods February 13, 2023 forward and resulted in the allocation of approximately 51.9% of Intuitive Machines, LLC’s net loss to noncontrolling interests.

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
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
(in thousands)	2024	2023		2024	2023
Revenue	$41,408	$17,993	$23,415	$114,476	$36,229	$78,247
Operating expenses:
Cost of revenue (excluding depreciation)	57,102	22,481	34,621	118,013	45,607	72,406
Depreciation	423	319	104	837	615	222
General and administrative expense (excluding depreciation)	12,057	8,376	3,681	29,200	17,153	12,047
Total operating expenses	69,582	31,176	38,406	148,050	63,375	84,675
Operating loss	(28,174)	(13,183)	(14,991)	(33,574)	(27,146)	(6,428)
Other income (expense), net:
Interest income (expense), net	20	(274)	294	—	(553)	553
Change in fair value of earn-out liabilities	22,109	28,756	(6,647)	(488)	25,030	(25,518)
Change in fair value of warrant liabilities	21,009	—	21,009	(2,955)	—	(2,955)
Change in fair value of SAFE Agreements	—	—	—	—	(2,353)	2,353
Gain (loss) on issuance of securities	596	—	596	(68,080)	—	(68,080)
Other income (expense), net	421	(50)	471	422	39	383
Total other income (expense), net	44,155	28,432	15,723	(71,101)	22,163	(93,264)
Income (loss) before income taxes	15,981	15,249	732	(104,675)	(4,983)	(99,692)
Income tax benefit	—	3,528	(3,528)	—	313	(313)
Net income (loss)	15,981	18,777	(2,796)	(104,675)	(4,670)	(100,005)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	—	—	—	(5,751)	5,751
Net income (loss) (post Business Combination)	15,981	18,777	(2,796)	(104,675)	1,081	(105,756)
Net loss attributable to redeemable noncontrolling interest	(3,088)	(10,744)	7,656	(26,379)	(19,080)	(7,299)
Net income attributable to noncontrolling interest	789	—	789	1,761	—	1,761
Net income (loss) attributable to the Company	18,280	29,521	(11,241)	(80,057)	20,161	(100,218)
Less: Preferred dividends	(137)	(655)	518	(608)	(983)	375
Net income (loss) attributable to Class A common shareholders	$18,143	$28,866	$(10,723)	$(80,665)	$19,178	$(99,843)

Revenue
Revenue for the three and six months ended June 30, 2024 and 2023 was primarily driven by NASA and other commercial payload contracts associated with the IM-1, IM-2 and IM-3 lunar payload missions as well as the OMES III contract where we provide engineering services to the Landsat Servicing mission at the Goddard Space Flight Center in Maryland.

The following provides a summary of the significant contracts and estimated mission launch dates for each lunar payload mission impacting our results of operations:

•The NASA payload contract for the IM-1 mission was awarded in June 2019 and was completed in February 2024. As a result of the successful landing on the lunar surface, previously constrained revenue of approximately $12.3 million was released bringing the total IM-1 mission contract revenue under NASA and other commercial fixed-priced contracts to $132.3 million. As of March 31 2024, the IM-1 mission and all related contracts have been closed out.
•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 with a targeted mission launch date in December 2022. Total IM-2 mission estimated contract revenue under NASA and other commercial fixed-priced contracts increased to $122.4 million (excluding constrained revenue of $13.5 million) as of June 30, 2024 as compared to $106.0 million as of June 30, 2023. The increase in total mission estimated contract revenue is primarily due to a task order modification with NASA finalized in the second quarter of 2024 to change the mission targeted landing site within the South Pole region of the moon and extend the expected mission launch and post-launch services of IM-2 to no later than August 2025. The task order modification increased estimated contract revenue by approximately $12.5 million.

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024 under our current contract with NASA. Total IM-3 mission estimated revenue under fixed-priced contracts is $86.9 million (excluding constrained revenue of $9.1 million) as of June 30, 2024 as compared to $80.9 million as of June 30, 2023. The increase in total mission estimated contract revenue is primarily due to a pending task order modification with NASA to identify its complement of payloads and extend the IM-3 mission timeline to no later than June 2026. The pending task order increased estimated contract revenue by approximately $10.0 million and is expected to be finalized in the third quarter of 2024.

Total revenue increased by $23.4 million, or 130%, for the three months ended June 30, 2024 compared to the same period in 2023, largely driven by the revenue from the OMES III contract execution which began in the fourth quarter of 2023 as further discussed below and was partially offset by decreases in revenue across our NASA and other commercial payload contracts associated with the IM lunar payload missions.

The IM-1 mission completed in February 2024, and no revenue was recognized for the three months ended June 30, 2024 as compared to $4.3 million for the same period in 2023. Revenue on the IM-2 mission decreased by $4.7 million for the three months ended June 30, 2024 compared to the same period of 2023 and was primarily driven by unfavorable adjustments resulting from task order modifications to change the mission targeted landing site and extension of the targeted mission launch window to early 2025 as discussed above. Revenue from the IM-3 mission decreased by $8.3 million for the three months ended June 30, 2024 compared to the same period in 2023 as a result of unfavorable adjustments from pending task order modifications extending the targeted mission launch window to late 2025.

Total revenue increased by $78.2 million, or 216%, for the six months ended June 30, 2024 compared to the same period in 2023 and was substantially driven by revenue from the OMES III contract execution which began in the fourth quarter of 2023 as further discussed below.

Revenue on the IM-1 mission increased by approximately $6.6 million to $12.3 million for the six months ended June 30, 2024 from $5.7 million for the same period in 2023. The increase in IM-1 revenue was due to the successful completion of the mission in February 2024 which resulted in the release of approximately $12.3 million of previously constrained revenue. Revenue on the IM-2 mission decreased by $3.3 million to $9.8 million for the six months ended June 30, 2024 compared to $13.1 million for the same period of 2023 and was primarily driven by unfavorable adjustments resulting from task order modifications to change the mission targeted landing site and extension of the targeted mission launch window to early 2025 as discussed above. As of June 30, 2024, the IM-2 mission is approximately 87% complete. Revenue from the IM-3 mission decreased to $2.7 million for the six months ended June 30, 2024 from $11.1 million for the same period in 2023 and was largely attributable to unfavorable adjustments from pending task order modifications extending the targeted mission launch window to late 2025. The IM-3 mission was awarded in the fourth quarter of 2021 and was approximately 59% complete as of June 30, 2024.

Revenues from task orders under the OMES III contract were approximately $39.1 million and $80.9 million during the three and six months ended June 30, 2024. The OMES III contract began execution in December 2023 and therefore there were no corresponding revenues during the three and six months ended June 30, 2023.

Other contract revenues increased approximately $1.6 million and $2.5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily as a result of new contracts, including the Jetson Low Power project awarded in the fourth quarter of 2023 and the Lunar Terrain Vehicle Services design project in the second quarter of 2024 as well as several other contracts partially offset by the completion of the initial phase of the fission surface power contract in the third quarter of 2023.

Operating Expenses
Cost of revenue (excluding depreciation)
Total cost of revenue increased by $34.6 million, or 154%, for the three months ended June 30, 2024 compared to the same period in 2023. The IM-1 mission was completed in February 2024, and no cost of revenue was incurred for the three months ended June 30, 2024 compared to $4.0 million for the same period in 2023. On the IM-2 mission, cost of revenue increased by approximately $0.7 million to $8.2 million for the three months ended June 30, 2024 from $7.5 million in the same period in 2023. IM-3 mission cost of revenue decreased by approximately $4.7 million to $2.7 million for the three months ended June 30, 2024 compared to $7.4 million in the same period in 2023 due to lower activity on the mission.

Total cost of revenue increased by $72.4 million, or 159%, for the six months ended June 30, 2024 compared to the same period in 2023. Cost of revenue on the IM-1 mission decreased by $5.8 million from $10.8 million down to $4.9 million due to winding down progress as the mission was completed in February 2024. On the IM-2 mission, cost of revenue decreased by approximately $0.9 million to $14.8 million for the six months ended June 30, 2024 from $15.7 million in the same period in 2023. IM-3 mission cost of revenue decreased by approximately $6.9 million to $7.6 million for the three months ended June 30, 2024 compared to $14.5 million in the same period in 2023, primarily due to lower activity on the mission.

As of June 30, 2024, our two lunar missions are in loss positions. On the IM-2 mission, we increased the accrued contract loss by approximately $7.1 million during the six months ended June 30, 2024 which was primarily driven by unfavorable adjustments resulting from task order modifications to change the mission targeted landing site and extension of the targeted mission launch window to early 2025. On the IM-3 mission, the accrued contract loss increased by approximately $10.9 million during the six months ended June 30, 2024 and was largely attributable to unfavorable adjustments from pending task order modifications extending the targeted mission launch window to late 2025

Cost of revenue from task orders under the OMES III contract were approximately $37.1 million and $77.1 million during the three and six months ended June 30, 2024. The OMES III contract started in December 2023 and therefore there were no corresponding cost of revenue during the three and six months ended June 30, 2023.

Other contract cost of revenue increased approximately $1.6 million and $2.0 million for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily as a result of new contracts awarded in late 2023 and in the first half of 2024, including the Jetson Low Power, the Lunar Terrain Vehicle Services and various other contracts partially offset by the completion of the initial phase of the fission surface power contract in the third quarter of 2023.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) increased by $3.7 million for the three months ended June 30, 2024 compared to the same periods in 2023, and increased by $12.0 million for the six months ended June 30, 2024 compared to the same periods in 2023, driven primarily by our growth to support corporate and business operations.

For the three months ended June 30, 2024 compared to the same periods in 2023, the $3.7 million increase was driven by higher share-based compensation expense of $1.0 million, employee compensation and benefits expense of $1.7 million, bids and proposals expense of $0.6 million, professional services of $0.7 million primarily driven by accounting and legal fees, and rent expense of $0.7 million primarily driven by the move to our new corporate headquarters in late 2023. These increases were slightly offset by various other administrative costs which decreased by approximately $1.0 million.

For the six months ended June 30, 2024 compared to the same periods in 2023, the $12.0 million increase was driven by higher share-based compensation expense of $4.7 million, employee compensation and benefits expense of $2.4 million, bids and proposals expense of $1.5 million, professional services of $1.6 million primarily driven by accounting and legal fees, rent expense of $1.4 million primarily driven by the move to our new corporate headquarters in late 2023, and various other administrative costs of $0.4 million.
Other income (expense), net

Total other income (expense), net favorable change of $15.7 million for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to favorable change in fair value of warrant liabilities of $21.0 million, gain on issuance of securities of $0.6 million, slightly offset by unfavorable change in fair value of the earn-out liabilities of $6.6 million.

Total other income (expense), net unfavorable change of $93.3 million for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to loss on issuance of securities of $68.1 million and unfavorable changes in fair value of the earn-out liabilities of $25.5 million and warrant liabilities of $3.0 million, slightly offset by $2.4 million related to the change in the fair value of SAFE Agreements which was eliminated in the first quarter of 2023.
Income tax benefit

For the three and six months ended June 30, 2024, we recognized a combined U.S. federal and state expense for income taxes of zero, and our combined U.S. federal and state income tax rates were 0.0%. For the three and six months ended June 30, 2023, we recognized a combined U.S. federal and state expense for income taxes of $3.5 million and $0.3 million, respectively, and our effective combined U.S. federal and state income tax rates were (23.1%) and 6.3%, respectively. For three and six months ended June 30, 2024, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three and six months ended June 30, 2023, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.
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
The following table presents our backlog as of the periods indicated:

(in thousands)	June 30, 2024	December 31, 2023
Backlog	$212,980	$268,566
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of June 30, 2024, we expect to recognize approximately 45-50% of our backlog over the remainder of 2024, approximately 35-40% over the subsequent twelve months of 2025 and the remaining 10-20% thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog decreased by $55.6 million as of June 30, 2024 compared to December 31, 2023, primarily due to continued performance on existing contracts of $114.5 million and decreases related to contract value adjustments of $10.7 million primarily related to various certain fixed price contracts and task order adjustments on the OMES III contract. The decrease was partially offset by $69.6 million in new awards primarily associated with the Lunar Terrain Vehicle Services design project, a new commercial payload contract on the IM-3 mission, task order modification to the IM-2 CLPS contract and an unapproved task order modification to the IM-3 CLPS contract.

As of June 30, 2024, our backlog of $213.0 million exceeded our remaining performance obligations of $94.6 million as reported in Note 3 - Revenue to our condensed consolidated financial statements included in this Quarterly Report. The difference of $118.4 million was primarily related to $51.9 million of variable consideration associated with constrained revenue, $66.5 million in backlog related to the funded value of OMES III and various other time and significant contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$15,981	$18,777	$(104,675)	$(4,670)
Adjusted to exclude the following:
Taxes	—	(3,528)	—	(313)
Depreciation	423	319	837	615
Interest (income) expense, net	(20)	274	—	553
Share-based compensation expense	1,969	985	5,895	1,192
Change in fair value of earn-out liabilities	(22,109)	(28,756)	488	(25,030)
Change in fair value of warrant liabilities	(21,009)	—	2,955	—
Change in fair value of SAFE Agreements	—	—	—	2,353
(Gain) loss on issuance of securities	(596)	—	68,080	—
Other expense (income), net	(421)	50	(422)	(39)
Adjusted EBITDA	$(25,782)	$(11,879)	$(26,842)	$(25,339)
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(37,702)	$(15,774)
Purchases of property and equipment	(3,793)	(20,200)
Free cash flow	$(41,495)	$(35,974)

Liquidity and Capital Resources
Since inception, we have funded our operations through internally generated cash on hand, proceeds from sales of our capital stock, including the execution of SAFE Agreements, our ATM Program with Cantor (as described below), proceeds from warrant exercises, and our proceeds from the issuance of bank debt. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures, debt service requirements and other general corporate services. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. Our capital expenditures are primarily related to machinery and equipment, computers and software, and leases.

As of June 30, 2024, we had cash and cash equivalents of $31.6 million and working capital deficit of $1.9 million. For the six months ended June 30, 2024, the Company received approximately $78.8 million in gross proceeds from warrant exercises, sales of stock under our ATM Program, and other equity transactions, as further described in Notes 7 and 8.
In connection with the Business Combination as discussed in Notes 1 and 7, the Company entered into the Cantor Purchase Agreement, pursuant to which the Company may direct CFPI, at the Company’s discretion, to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. Additionally, in April 2024, the Company and Cantor entered into a Controlled Equity Offering Sales Agreement with Cantor acting as the Company’s exclusive sales agent for the sale of newly issued shares of Class A Common Stock for aggregate proceeds up to $100.0 million, as further described in Note 7. During the second quarter of 2024, the Company raised approximately $17.0 million in net proceeds pursuant to the at-the-market financing facility, followed by an additional raise of $4.1 million in net proceeds received in early July 2024.

Management believes that the cash and cash equivalents as of June 30, 2024, and the additional liquidity available with the Cantor Purchase Agreement and Controlled Equity Offering Sales Agreement as further discussed in Note 7, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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

The credit mobilization facilities require compliance with various covenants customary for agreements of this type, including those restricting our ability to incur debt, incur liens and undergo certain fundamental changes. The credit mobilization facilities also include events of default customary for agreements of this type. As of June 30, 2024, we were in compliance with all covenants under the credit mobilization facilities.

There was $3.0 million and $8.0 million outstanding under the Credit Mobilization Facility as of June 30, 2024 and December 31, 2023, respectively. The Company paid $5.0 million during the second quarter of 2024, and paid the remaining $3.0 million in July 2024 on the Credit Mobilization Facility. See Note 5 - Debt to our condensed consolidated financial statements for additional information related to the credit mobilization facilities.

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

Other

In March 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-278288) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of the Company’s Class A common stock and warrants. Up to a maximum of $100.0 million of the maximum aggregate offering price of $300.0 million may be issued and sold pursuant to an at-the-market financing facility under a capital controlled equity offering sales agreement between the Company and Cantor Fitzgerald & Co. As of the date of this filing, the Company raised approximately $21.1 million in net proceeds pursuant to the at-the-market financing facility. In addition, subject to market and other conditions, we may opportunistically pursue underwritten public offerings of our Class A common stock under such shelf registration statement for our account or the account of our selling stockholders. Unless otherwise specified in the prospectus supplement relating to any such offering, we expect to use the net proceeds of any sales of Class A common stock for our account for general corporate purposes. We would not receive any proceeds from the sale of our Class A common stock by the selling stockholders. We expect to continue to evaluate opportunities for such underwritten offerings over the near and intermediate term.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(37,702)	$(15,774)
Net cash used in investing activities	$(3,793)	$(20,200)
Net cash provided by financing activities	$70,608	$49,297
Cash Flows for the six months ended June 30, 2024 and 2023
Operating Activities
During the six months ended June 30, 2024, our operating activities used $37.7 million of net cash as compared to $15.8 million of net cash used during the six months ended June 30, 2023. Changes in operating assets and liabilities which consist primarily of working capital balances for our projects may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities.
Investing Activities
During the six months ended June 30, 2024, investing activities used $3.8 million of net cash as compared to $20.2 million of net cash used during the six months ended June 30, 2023. The $16.4 million favorable change was primarily driven by the 2023 capital expenditures in construction in progress related to our lunar operations center which was completed during the third quarter of 2023 and subsequently reclassed to right-of-use assets on the balance sheet.
Financing Activities
During the six months ended June 30, 2024, financing activities provided $70.6 million of net cash as compared to $49.3 million of net cash provided during the six months ended June 30, 2023.

During 2024, our financing activities primarily included $51.4 million in proceeds from the exercise of warrants, $27.0 million in net proceeds from the issuance of securities, $10.0 million in proceeds received in borrowings under the Bridge Loan offset by the repayment of $10.0 million, $5.0 million repayment on a loan under our Credit Mobilization Facility, and $2.1 million in payments of withholding taxes from share-based awards.

During 2023, our financing activities primarily included $34.1 million in proceeds received upon consummation of the Business Combination and Series A Preferred Stock issuance slightly offset by $9.4 million in related transaction costs paid. We also received $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and $16.1 million in proceeds from the exercise of warrants, slightly offset by member distributions of $4.3 million.

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

During the fourth quarter of 2022, construction was completed for the Small Engine Verification facility (the “SEV” facility) portion of the lunar operations center, and we took possession of the SEV facility. As of June 30, 2024, the Company recorded right-of-use assets of $2.9 million and corresponding lease liabilities of $3.3 million.

During the third quarter of 2023, the remaining construction for the LPOC was near completion, we took possession of the entire facility. Upon commencement of the lease, we determined that the LPOC qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. As of June 30, 2024, the Company recorded right-of-use assets of $31.7 million and operating lease liabilities of $28.2 million. As of June 30, 2024, we have approximately $1.3 million of contractual obligations to complete construction of the LPOC which will be funded through available cash on hand.
Live Oak Credit Mobilization Facility

For disclosures regarding our Live Oak Credit Mobilization Facility, refer to the preceding discussions under Liquidity and Capital Resources and Note 5 - Debt.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. As of June 30, 2024, we had remaining purchase obligations under non-cancelable commitments with seven vendors totaling $32.6 million of which $27.1 million is due within the next twelve months and the remaining $5.5 million is due in the subsequent twelve-month period.
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
Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2023 Annual Report on Form 10-K and our Quarterly Report for the quarter ended March 31, 2024. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed except as disclosed below.

We are dependent on technology and automated systems to operate our business.

We depend heavily on technology and automated systems to effectively operate our business. Any substantial, extended, or repeated failures of these systems could negatively affect our business, compromise the security of our information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of or damage to important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems or prevent or mitigate all attacks. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our operations and business could be adversely impacted. For example, in July 2024, certain businesses, experienced disruptions related to a software update by a cybersecurity technology company. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any significant impacts due to software updates, but we could in the future experience similar software-induced interruptions to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our officers or directors adopted, modified, or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements.

As of June 30, 2024, there was $3.0 million outstanding under the Credit Mobilization Facility which was paid off on July 10, 2024.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Intuitive Machines, Inc.

Date:	August 13, 2024	/s/ Steven Vontur
Steven Vontur
Interim Chief Financial Officer and Controller
(Interim Principal Financial Officer)