Form 10-Q
period 2024-09-30
Intuitive Machines, Inc.
filed 2024-11-15
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 8, 2024, the Registrant had 80,857,602 shares of Class A common stock, $0.0001 par value, 0 shares of Class B common stock, $0.0001 par value, and 59,489,192 shares of Class C common stock, $0.0001 par value, outstanding.

INTUITIVE MACHINES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” “strategy,” “outlook,” the negative of these words or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to statements regarding our expectations and plans relating to our first mission to the Moon, including the expected timing thereof and our progress and preparation thereof; our expectations with respect to, among other things, demand for our product portfolio, our submission of bids for contracts; our expectations regarding protests of government contracts awarded to us; our operations, our financial performance and our industry; our business strategy, business plan, and plans to drive long term sustainable shareholder value; and our expectations on revenue and cash generation. These forward-looking statements reflect our predictions, projections or expectations based upon currently available information and data. Our actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. The following important factors and uncertainties, among others, could cause actual outcomes or results to differ materially from those indicated by the forward-looking statements in this Quarterly Report:

•our reliance upon the efforts of our key personnel and Board of Directors (the “Board”) to be successful;
•our limited operating history;
•our failure to manage our growth effectively and failure to win new contracts;
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

Part I – Financial Information
Item 1. Financial Statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$89,605	$4,498
Restricted cash	2,042	62
Trade accounts receivable, net of allowance for expected credit losses of $440 and $0, respectively	51,312	16,881
Contract assets	21,572	6,489
Prepaid and other current assets	3,736	3,681
Total current assets	168,267	31,611
Property and equipment, net	17,170	18,349
Operating lease right-of-use assets	39,240	35,853
Finance lease right-of-use assets	121	95
Total assets	$224,798	$85,908
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$18,965	$16,771
Accounts payable - affiliated companies	6,024	5,786
Current maturities of long-term debt	—	8,000
Contract liabilities, current	54,805	41,371
Operating lease liabilities, current	3,120	4,833
Finance lease liabilities, current	36	25
Other current liabilities	12,364	4,747
Total current liabilities	95,314	81,533
Contract liabilities, non-current	879	—
Operating lease liabilities, non-current	35,313	30,550
Finance lease liabilities, non-current	74	67
Earn-out liabilities	47,848	14,032
Warrant liabilities	49,795	11,294
Other long-term liabilities	112	4
Total liabilities	229,335	137,480
Commitments and contingencies (Note 12)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 26,000 shares issued and outstanding	5,843	28,201
Redeemable noncontrolling interests	484,973	181,662
SHAREHOLDERS’ DEFICIT
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 81,351,656 and 22,279,876 shares issued, and 80,101,656 and 21,029,876 outstanding	8	2
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 60,245,138 and 70,909,012 shares issued and outstanding	6	7
Treasury stock, at cost, 1,250,000 shares, at cost	(12,825)	(12,825)
Paid-in capital	—	—
Accumulated deficit	(483,998)	(248,619)
Total shareholders’ deficit attributable to the Company	(496,809)	(261,435)
Noncontrolling interests	1,456	—
Total shareholders’ deficit	(495,353)	(261,435)
Total liabilities, mezzanine equity and shareholders’ deficit	$224,798	$85,908
The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$58,478	$12,731	$173,338	$48,960
Operating expenses:
Cost of revenue (excluding depreciation)	45,873	26,493	144,141	73,688
Cost of revenue (excluding depreciation) - affiliated companies	8,484	—	27,107	—
Depreciation	482	329	1,319	944
Impairment of property and equipment (see Note 4)	5,044	—	5,044	—
General and administrative expense (excluding depreciation)	12,319	9,913	39,726	27,956
Total operating expenses	72,202	36,735	217,337	102,588
Operating loss	(13,724)	(24,004)	(43,999)	(53,628)
Other income (expense), net:
Interest income (expense), net	31	(228)	31	(781)
Change in fair value of earn-out liabilities	(33,328)	36,036	(33,816)	61,066
Change in fair value of warrant liabilities	(33,686)	10,259	(36,641)	10,259
Change in fair value of SAFE Agreements	—	—	—	(2,353)
Loss on issuance of securities	—	(6,729)	(68,080)	(6,729)
Other income (expense), net	346	(418)	768	(379)
Total other income (expense), net	(66,637)	38,920	(137,738)	61,083
Income (loss) before income taxes	(80,361)	14,916	(181,737)	7,455
Income tax expense	(50)	(605)	(50)	(292)
Net income (loss)	(80,411)	14,311	(181,787)	7,163
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	—	—	(6,481)
Net income (loss) (post Business Combination)	(80,411)	14,311	(181,787)	13,644
Net loss attributable to redeemable noncontrolling interest	(25,679)	(18,992)	(50,001)	(39,691)
Net income attributable to noncontrolling interest	668	—	2,429	—
Net income (loss) attributable to the Company	(55,400)	$33,303	(134,215)	53,335
Less: Preferred dividends	(143)	(674)	(751)	(1,657)
Net income (loss) attributable to Class A common shareholders	$(55,543)	$32,629	$(134,966)	$51,678

Net income (loss) per share (1)
Net income (loss) per share of Class A common stock - basic	$(0.83)	$1.87	$(2.55)	$3.17
Net income (loss) per share of Class A common stock - diluted	(0.83)	1.27	(2.55)	2.14
Weighted-average common shares outstanding
Weighted average shares outstanding - basic	67,072,014	17,411,217	52,971,882	16,294,029
Weighted average shares outstanding - diluted	67,072,014	26,126,245	52,971,882	24,964,408
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

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Equity
(In thousands except per share data)
(Unaudited)

Three Months Ended September 30, 2024
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, June 30, 2024	5,000	$5,698	$218,160
Cumulative preferred dividends	—	143	—
Accretion of preferred stock discount	—	2	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	292,492
Net loss attributable to redeemable noncontrolling interests	—	—	(25,679)
Balance, September 30, 2024	5,000	$5,843	$484,973

Nine Months Ended September 30, 2024
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2023	26,000	$28,201	$181,662
Conversion of Series A preferred stock (Note 7)	(21,000)	(23,120)	—
Cumulative preferred dividends	—	751	—
Accretion of preferred stock discount	—	11	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	353,312
Net loss attributable to redeemable noncontrolling interests	—	—	(50,001)
Balance, September 30, 2024	5,000	$5,843	$484,973

Three Months Ended September 30, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount
Balance, June 30, 2023	26,000	$26,823	$578,630
Cumulative preferred dividends	—	674	—
Accretion of preferred stock discount	—	9	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(300,905)
Net loss attributable to redeemable noncontrolling interests	—	—	(18,992)
Balance, September 30, 2023	26,000	$27,506	$258,733

Nine Months Ended September 30, 2023
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2022	—	—	—
Issuance of Series A preferred stock	26,000	25,827	—
Cumulative preferred dividends	—	1,657	—
Accretion of preferred stock discount	—	22	—
Establishment of redeemable noncontrolling interests	—	—	(85,865)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	384,289
Net loss attributable to redeemable noncontrolling interests	—	—	(39,691)
Balance, September 30, 2023	26,000	$27,506	$258,733

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)
(Unaudited)

Three Months Ended September 30, 2024
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	62,469,364	$6	66,109,012	$7	$(12,825)	$—	$(217,057)	$(229,869)	$788	$(229,081)
Share-based compensation expense	—	—	—	—	—	1,285	—	1,285	—	1,285
Cumulative preferred dividends	—	—	—	—	—	(143)	—	(143)	—	(143)
Accretion of preferred stock discount	—	—	—	—	—	(2)	—	(2)	—	(2)
Class A common stock issued for stock options exercised	57,449	—	—	—	—	(132)	—	(132)	—	(132)
Class A common stock issued for vested RSUs and PSUs	21,940	—	—	—	—	(35)	—	(35)	—	(35)
Class A common stock issued for Class C canceled	5,863,874	1	(5,863,874)	(1)	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock related to the ATM Program (Note 7)	12,939,029	1	—	—	—	80,451	—	80,452	—	80,452
Tax receivable agreement - obligation to partners	—	—	—	—	—	(473)	—	(473)	—	(473)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(80,951)	(211,541)	(292,492)	—	(292,492)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	668	668
Net income attributable to the Company	—	—	—	—	—	—	(55,400)	(55,400)	—	(55,400)
Balance, September 30, 2024	81,351,656	$8	60,245,138	$6	$(12,825)	$—	$(483,998)	$(496,809)	$1,456	$(495,353)

Nine Months Ended September 30, 2024
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	22,279,876	$2	70,909,012	$7	$(12,825)	$—	$(248,619)	$(261,435)	$—	$(261,435)
Share-based compensation expense	—	—	—	—	—	7,180	—	7,180	—	7,180
Cumulative preferred dividends	—	—	—	—	—	(751)	—	(751)	—	(751)
Accretion of preferred stock discount	—	—	—	—	—	(11)	—	(11)	—	(11)
Conversion of Series A preferred stock (Note 7)	7,738,743	1	—	—	—	23,119	—	23,120	—	23,120
Class A common stock issued for warrants exercised	19,123,633	2	—	—	—	127,579	—	127,581	—	127,581
Class A common stock issued related to loan conversion (Notes 5 and 7)	3,487,278	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	227,820	—	—	—	—	163	—	163	—	163
Class A common stock issued for vested RSUs and PSUs	1,308,820	—	—	—	—	(2,153)	—	(2,153)	—	(2,153)
Class A common stock issued for Class C canceled	10,663,874	1	(10,663,874)	(1)	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(973)	(973)
Issuance of Class A Common Stock related to the ATM Program (Note 7)	16,521,612	2	—	—	—	97,495		97,497		97,497
Tax receivable agreement - obligation to partners	—	—	—	—	—	(473)	—	(473)	—	(473)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(252,148)	(101,164)	(353,312)	—	(353,312)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	2,429	2,429
Net loss attributable to the Company	—	—	—	—	—	—	(134,215)	(134,215)	—	(134,215)
Balance, September 30, 2024	81,351,656	$8	60,245,138	$6	$(12,825)	$—	$(483,998)	$(496,809)	$1,456	$(495,353)

Three Months Ended September 30, 2023
	Members Units		Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2023	—	$—	17,301,489	$2	10,566	$—	70,640,188	$7	$(12,825)	$—	$(661,205)	$(674,021)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	1,556	—	1,556
Member distributions	—	—	64,328	—	—	—	268,824	—	—	3,168	(6,857)	(3,689)
Cumulative preferred dividends	—	—	—	—	—	—	—	—	—	(674)	—	(674)
Accretion of preferred stock discount	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Class A common stock issued related to Private Placement (Note 7)	—	—	4,705,883	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	—	—	155,722	—	—	—	—	—	—	(314)	—	(314)
Class A common stock issued for Class B canceled	—	—	10,566	—	(10,566)	—	—	—	—	—	—	—
Partner capital	—	—	—	—	—	—	—	—	—	196	—	196
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,923)	304,828	300,905
Other	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net income attributable to the Company	—	—	—	—	—	—	—	—	—	—	33,303	33,303
Balance, September 30, 2023	—	$—	22,237,988	$2	—	$—	70,909,012	$7	$(12,825)	$—	$(329,932)	$(342,748)

Nine Months Ended September 30, 2023
	Members Units		Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	122,505,500	$1	—	$—	—	$—	—	$—	$—	$14,967	$(65,859)	$(50,891)
Issuance of units	21,500	—	—	—	—	—	—	—	—	22	—	22
Share-based compensation expense	—	—	—	—	—	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	—	—	—	—	—	(6,480)	(6,480)
Effects of Business Combination
Recapitalization	(122,527,000)	(1)	13,736,932	2	10,566	—	68,140,188	6	—	47,438	—	47,445
Conversion of SAFE Agreements	—	—	2,066,666	—	—	—	—	—	—	20,667	—	20,667
Issuance of warrants to preferred shareholders	—	—	—	—	—	—	—	—	—	173	—	173
Transaction costs	—	—	—	—	—	—	—	—	—	(24,445)	—	(24,445)
Establishment of the earn-out liabilities	—	—	—	—	—	—	—	—	—	(99,659)	—	(99,659)
Establishment of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	85,865	—	85,865
Activities subsequent to the Business Combination
Share-based compensation expense	—	—	—	—	—	—	—	—	—	2,647	—	2,647
Member distributions	—	—	64,328	—	—	—	268,824	—	—	3,168	(11,120)	(7,952)
Cumulative preferred dividends	—	—	—	—	—	—	—	—	—	(1,657)	—	(1,657)
Accretion of preferred stock discount	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Repurchase of common stock	—	—	—	—	—	—	—	—	(12,825)	—	—	(12,825)
Class A common stock issued for warrants exercised	—	—	1,402,106	—	—	—	—	—	—	16,124	—	16,124
Class A common stock issued related to Private Placement (Note 7)	—	—	4,705,883	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	—	—	155,722	—	—	—	—	—	—	(314)	—	(314)
Class A common stock issued for Class B canceled	—	—	10,566	—	(10,566)	—	—	—	—	—	—	—
Partner capital	—	—	—	—	—	—	—	—	—	196	—	196
Recapitalization adjustment	—	—	—	—	—	—	—	—	—	(1,000)	—	(1,000)
Issuance of Class A Common Stock related to Equity Facility	—	—	95,785	—	—	—	—	—	—	834	—	834
Issuance of Class C common stock related to earn-out awards	—	—	—	—	—	—	2,500,000	1	—	19,375	—	19,376
Other	—	—	—	—	—	—	—	—	—	—	1	1
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(84,480)	(299,809)	(384,289)
Net income attributable to the Company	—	—	—	—	—	—	—	—	—	—	53,335	53,335
Balance, September 30, 2023	—	$—	22,237,988	$2	—	$—	70,909,012	$7	$(12,825)	$—	$(329,932)	$(342,748)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(181,787)	$7,163
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,319	944
Bad debt expense (recovery)	440	(836)
Impairment of property and equipment (see Note 4)	5,044	—
Share-based compensation expense	7,180	2,748
Change in fair value of SAFE Agreements	—	2,353
Change in fair value of earn-out liabilities	33,816	(61,066)
Change in fair value of warrant liabilities	36,641	(10,259)
Loss on issuance of securities	68,080	6,729
Other	108	25
Changes in operating assets and liabilities:
Trade accounts receivable, net	(34,871)	(314)
Contract assets	(15,083)	4,974
Prepaid expenses	(55)	(1,471)
Other assets, net	852	539
Accounts payable and accrued expenses	2,194	6,995
Accounts payable – affiliated companies	238	1,568
Contract liabilities – current and long-term	14,314	(6,285)
Other liabilities	5,948	23,260
Net cash used in operating activities	(55,622)	(22,933)
Cash flows from investing activities:
Purchase of property and equipment	(5,185)	(27,668)
Net cash used in investing activities	(5,185)	(27,668)
Cash flows from financing activities:
Proceeds from Business Combination	—	8,055
Proceeds from issuance of Series A Preferred Stock	—	26,000
Transaction costs	(437)	(9,371)
Proceeds from borrowings	10,000	—
Repayment of loans	(18,000)	—
Proceeds from issuance of securities	107,935	20,000
Member distributions	—	(7,952)
Stock option exercises	300	—
Payment of withholding taxes from share-based awards	(2,291)	(293)
Forward purchase agreement termination	—	12,730
Warrants exercised	51,360	16,124
Contributions from (distributions to) noncontrolling interests	(973)	196
Net cash provided by financing activities	147,894	65,489
Net increase in cash, cash equivalents and restricted cash	87,087	14,888
Cash, cash equivalents and restricted cash at beginning of the period	4,560	25,826
Cash, cash equivalents and restricted cash at end of the period	91,647	40,714
Less: restricted cash	2,042	62
Cash and cash equivalents at end of the period	$89,605	$40,652

Supplemental disclosure of cash flow information
Cash paid for interest, net	$408	$1,423
Cash paid for taxes	$277	$36
Accrued capital expenditures	$—	$579
Noncash operating activities:
Right-of-use assets obtained in exchange for new operating liabilities	$4,264	$—
Noncash financing activities:
Transaction costs	$—	$15,074
SAFE Agreements	$—	$20,667
Class A Common Stock related to Equity Facility (Note 7)	$—	$834
Conversion of Series A preferred stock (Note 7)	$23,120	$—
Preferred dividends	$(751)	$(1,657)
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 contained in our Annual Report on Form 10-K, filed with the SEC on March 25, 2024. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 90% and 91%, respectively, of the Company’s total revenue for the three and nine months ended September 30, 2024, and accounted for 52% and 65%, respectively, of the Company’s total revenue for the three and nine months ended September 30, 2023. The largest customer’s accounts receivable balance was 91% and 80% as of September 30, 2024 and December 31, 2023, respectively.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. For the nine months ended September 30, 2024 and 2023, there was one major supplier that accounted for 14% and 23%, respectively, of the goods and services purchased, and no major supplier for the three months ended September 30, 2024 and 2023. As of September 30, 2024, there was one major supplier that accounted for 10% of the accounts payable balance and no major supplier as of December 31, 2023 with an accounts payable balance representing more than 10%.

Long-Lived Assets

Long-lived assets consist of property and equipment, net, and are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. Recoverability is measured by comparing the carrying value of a long-lived asset to the future undiscounted cash flows that the long-lived asset is expected to generate from use and eventual disposition. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. For the three and nine months ended September 30, 2024, we recorded impairment charges of approximately $5.0 million within our condensed consolidated statements of operations associated with construction in progress of certain assets under development by a third party subcontractor that were not in compliance according to the specifications under contract. No impairment charges were recorded for the three and nine months ended September 30, 2023. See Note 4 for further discussion of our impairment loss on property and equipment.

Leases

During the third quarter of 2024, the Company commenced two new lease agreements. In September 2024, the Company entered into a building and land lease agreement in Maryland. This facility is intended to provide space for the designing, building, and testing of space-flight mechanisms and electro-mechanical systems for use in space or on the lunar surface. The lease agreement has an initial term of 10 years, 3 months. As of September 30, 2024, the Company recorded right-of-use assets of $3.1 million and operating lease liabilities of $3.1 million. Also, in August 2024, we entered into a facility lease agreement in Arizona to support operations and data analysis of NASA’s Lunar Reconnaissance Orbiter and ShadowCam cameras and imagery. The lease agreement has an initial term of 52 months. As of September 30, 2024, the Company recorded non-cash right-of-use assets of $1.2 million and non-cash operating lease liabilities of $1.2 million.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of September 30, 2024, the Company had cash and cash equivalents of $89.6 million and working capital of $73.0 million. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock including the execution of SAFE Agreements, our At The Market Offering program (the “ATM” Program) with Cantor (as described below), proceeds from warrant exercises, and proceeds from the issuance of bank debt. For the nine months ended September 30, 2024, the Company received approximately $161.4 million in gross proceeds from warrant exercises, sales of stock under our ATM program and other equity transactions, as further described in Notes 7 and 8.
In connection with the Business Combination as discussed in Notes 1 and 7, the Company entered into the Cantor Purchase Agreement, pursuant to which the Company may direct CFPI, at the Company’s discretion, to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. The Cantor Purchase Agreement contractually terminated on September 1, 2024. Additionally, in April 2024, the Company and Cantor entered into a Controlled Equity Offering Sales Agreement with Cantor acting as the Company’s exclusive sales agent for the sale of newly issued shares of Class A Common Stock for aggregate proceeds up to $100.0 million, as further described in Note 7 as the ATM Program. Pursuant to the ATM program, the Company raised approximately $97.5 million, net of $2.5 million in transaction fees, during the second and third quarters of 2024.
Management believes that the cash and cash equivalents as of September 30, 2024, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The ASU will require additional disclosures within the footnotes to our consolidated financial statements.

Other Current Liabilities

As of September 30, 2024 and December 31, 2023, other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Payroll accruals	10,314	2,553
Income tax payable	59	20
Professional fees accruals	1,064	832
Commercial insurance financing	255	493
Commitment shares liability (see Note 7)	—	755
Other accrued liabilities	672	94
Other current liabilities	$12,364	$4,747

Immaterial Error Corrections to Previously Issued Financial Statements

During the third quarter of 2024, we identified and corrected immaterial errors affecting previously issued financial statements related to historical estimated contract losses on certain lunar payload services contracts. These errors were due to the improper inclusion of constrained variable consideration in determining estimated contract losses from fiscal year 2020 through the second quarter of fiscal year 2024. Additionally, we corrected several other immaterial errors previously identified within the same reporting periods.

As of June 30, 2024, the cumulative error for all periods previously was an understatement of Net income attributable to the Company of approximately $5.1 million impacting Contract liabilities (current and non-current) and Accounts payable – affiliated companies in our consolidated balance sheets and Cost of revenues (excluding depreciation) and General and administrative expense (excluding depreciation) in our consolidated statements of operations. The errors had no impact to total operating cash flows in our previously reported cash flows. We assessed the materiality of the errors, both quantitatively and qualitatively, in accordance with the SEC’s SAB No. 99 and SAB No. 108, and concluded these errors were not material to any of our previously issued quarterly or annual financial statements. In order to correctly present the errors noted above, previously issued financial statements have been revised and are presented as “As Corrected” in the tables below.

The effect of the corrections on the consolidated balance sheets at December 31, 2023, September 30, 2023, and December 31, 2022 are as follows (in thousands):

	December 31, 2023
Revised Balance Sheet Amounts:	As Previously Reported	Adjustments	As Corrected
Accounts payable - affiliated companies	$3,493	$2,293	$5,786
Contract liabilities, current	$45,511	$(4,140)	$41,371
Total current liabilities	$83,380	$(1,847)	$81,533
Total liabilities	$139,327	$(1,847)	$137,480
Accumulated deficit	$(250,466)	$1,847	$(248,619)
Total shareholders’ deficit	$(263,282)	$1,847	$(261,435)

	September 30, 2023
Revised Balance Sheet Amounts:	As Previously Reported	Adjustments	As Corrected
Accounts payable - affiliated companies	$1,060	$1,853	$2,913
Contract liabilities, current	$49,679	$(5,105)	$44,574
Total current liabilities	$100,907	$(3,252)	$97,655
Contract liabilities, non-current	$566	$(214)	$352
Total liabilities	$162,948	$(3,466)	$159,482
Accumulated deficit	$(333,398)	$3,466	$(329,932)
Total shareholders’ deficit	$(346,214)	$3,466	$(342,748)

	December 31, 2022
Revised Balance Sheet Amounts:	As Previously Reported	Adjustments	As Corrected
Accounts payable - affiliated companies	$442	$904	$1,346
Contract liabilities, current	$56,656	$(10,015)	$46,641
Total current liabilities	$95,180	$(9,111)	$86,069
Contract liabilities, non-current	$2,188	$2,383	$4,571
Total liabilities	$124,623	$(6,728)	$117,895
Accumulated deficit	$(72,587)	$6,728	$(65,859)
Total shareholders’ deficit	$(57,619)	$6,728	$(50,891)

The effect of the corrections on the consolidated statement of operations for the fiscal years ended December 31, 2023 and 2022 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2023
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Revenue	$79,521	$30	$79,551
Cost of revenue (excluding depreciation)	$97,523	$3,521	$101,044
Cost of revenue (excluding depreciation) - affiliated companies	$2,949	$—	$2,949
General and administrative expense (excluding depreciation)	$32,946	$1,391	$34,337
Total operating expenses	$135,758	$4,912	$140,670
Operating loss	$(56,237)	$(4,882)	$(61,119)
Income before income taxes	$15,062	$(4,882)	$10,180
Net income	$15,022	$(4,882)	$10,140
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	$(5,751)	$(730)	$(6,481)
Net income (post Business Combination)	$20,773	$(4,152)	$16,621
Net loss attributable to redeemable noncontrolling interest	$(42,031)	$(3,110)	$(45,141)
Net income attributable to the Company	$62,804	$(1,042)	$61,762
Net income attributable to Class A common shareholders	$60,461	$(1,042)	$59,419

Net income per share:
Net income per share of Class A common stock - basic	$3.43	$(0.06)	$3.37
Net income per share of Class A common stock - diluted	$2.46	$(0.04)	$2.42

	Year Ended December 31, 2022
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Revenue	$85,946	$1,166	$87,112
Cost of revenue (excluding depreciation)	$75,513	$1,475	$76,988
General and administrative expense (excluding depreciation)	$14,868	$903	$15,771
Total operating expenses	$91,453	$2,378	$93,831
Operating loss	$(5,507)	$(1,212)	$(6,719)
Loss before income taxes	$(6,428)	$(1,212)	$(7,640)
Net loss	$(6,405)	$(1,212)	$(7,617)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	$(6,405)	$(1,212)	$(7,617)

The effect of the corrections on the condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2024
Revised Condensed Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Revenue	$73,068	$151	$73,219
Cost of revenue (excluding depreciation)	$51,552	$(1,712)	$49,840
Cost of revenue (excluding depreciation) - affiliated companies	$9,359	$—	$9,359
General and administrative expense (excluding depreciation)	$17,143	$(762)	$16,381
Total operating expenses	$78,468	$(2,474)	$75,994
Operating loss	$(5,400)	$2,625	$(2,775)
Loss before income taxes	$(120,656)	$2,625	$(118,031)
Net loss	$(120,656)	$2,625	$(118,031)
Net loss (post Business Combination)	$(120,656)	$2,625	$(118,031)
Net loss attributable to redeemable noncontrolling interest	$(23,291)	$1,774	$(21,517)
Net loss attributable to the Company	$(98,337)	$851	$(97,486)
Net loss attributable to Class A common shareholders	$(98,808)	$851	$(97,957)

Net loss per share:
Net loss per share of Class A common stock - basic and diluted	$(2.70)	$0.02	$(2.68)

	Three Months Ended March 31, 2023
Revised Condensed Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Cost of revenue (excluding depreciation)	$23,126	$1,006	$24,132
General and administrative expense (excluding depreciation)	$8,777	$487	$9,264
Total operating expenses	$32,199	$1,493	$33,692
Operating loss	$(13,963)	$(1,493)	$(15,456)
Loss before income taxes	$(20,232)	$(1,493)	$(21,725)
Net loss	$(23,447)	$(1,493)	$(24,940)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	$(5,751)	$(730)	$(6,481)
Net loss (post Business Combination)	$(17,696)	$(763)	$(18,459)
Net loss attributable to redeemable noncontrolling interest	$(8,336)	$(618)	$(8,954)
Net loss attributable to the Company	$(9,360)	$(145)	$(9,505)
Net loss attributable to Class A common shareholders	$(9,688)	$(145)	$(9,833)

Net loss per share:
Net loss per share of Class A common stock - basic and diluted	$(0.64)	$(0.01)	$(0.65)

The effect of the corrections on the condensed consolidated statement of operations for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2024
Revised Condensed Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Revenue	$41,408	$233	$41,641
Cost of revenue (excluding depreciation)	$47,838	$590	$48,428
Cost of revenue (excluding depreciation) - affiliated companies	$9,264	$—	$9,264
General and administrative expense (excluding depreciation)	$12,057	$(1,031)	$11,026
Total operating expenses	$69,582	$(441)	$69,141
Operating loss	$(28,174)	$674	$(27,500)
Income before income taxes	$15,981	$674	$16,655
Net income	$15,981	$674	$16,655
Net income (post Business Combination)	$15,981	$674	$16,655
Net loss attributable to redeemable noncontrolling interest	$(3,088)	$283	$(2,805)
Net income attributable to the Company	$18,280	$391	$18,671
Net income attributable to Class A common shareholders	$18,143	$391	$18,534

Net income per share:
Net income per share of Class A common stock - basic	$0.33	$0.01	$0.34
Net income per share of Class A common stock - diluted	$0.29	$0.01	$0.30

	Three Months Ended June 30, 2023
Revised Condensed Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Cost of revenue (excluding depreciation)	$22,481	$582	$23,063
General and administrative expense (excluding depreciation)	$8,376	$403	$8,779
Total operating expenses	$31,176	$985	$32,161
Operating loss	$(13,183)	$(985)	$(14,168)
Income before income taxes	$15,249	$(985)	$14,264
Net income	$18,777	$(985)	$17,792
Net income (post Business Combination)	$18,777	$(985)	$17,792
Net loss attributable to redeemable noncontrolling interest	$(10,744)	$(1,001)	$(11,745)
Net income attributable to the Company	$29,521	$16	$29,537
Net income attributable to Class A common shareholders	$28,866	$16	$28,882

Net income per share:
Net income per share of Class A common stock - basic	$1.84	$—	$1.84
Net income per share of Class A common stock - diluted	$1.52	$—	$1.52

	Six Months Ended June 30, 2024
Revised Condensed Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Revenue	$114,476	$384	$114,860
Cost of revenue (excluding depreciation)	$99,390	$(1,122)	$98,268
Cost of revenue (excluding depreciation) - affiliated companies	$18,623	$—	$18,623
General and administrative expense (excluding depreciation)	$29,200	$(1,793)	$27,407
Total operating expenses	$148,050	$(2,915)	$145,135
Operating loss	$(33,574)	$3,299	$(30,275)
Loss before income taxes	$(104,675)	$3,299	$(101,376)
Net loss	$(104,675)	$3,299	$(101,376)
Net loss (post Business Combination)	$(104,675)	$3,299	$(101,376)
Net loss attributable to redeemable noncontrolling interest	$(26,379)	$2,057	$(24,322)
Net loss attributable to the Company	$(80,057)	$1,242	$(78,815)
Net loss attributable to Class A common shareholders	$(80,665)	$1,242	$(79,423)

Net loss per share:
Net loss per share of Class A common stock - basic and diluted	$(1.76)	$0.03	$(1.73)

	Six Months Ended June 30, 2023
Revised Condensed Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Cost of revenue (excluding depreciation)	$45,607	$1,588	$47,195
General and administrative expense (excluding depreciation)	$17,153	$890	$18,043
Total operating expenses	$63,375	$2,478	$65,853
Operating loss	$(27,146)	$(2,478)	$(29,624)
Loss before income taxes	$(4,983)	$(2,478)	$(7,461)
Net loss	$(4,670)	$(2,478)	$(7,148)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	$(5,751)	$(730)	$(6,481)
Net income (loss) (post Business Combination)	$1,081	$(1,748)	$(667)
Net loss attributable to redeemable noncontrolling interest	$(19,080)	$(1,619)	$(20,699)
Net income attributable to the Company	$20,161	$(129)	$20,032
Net income attributable to Class A common shareholders	$19,178	$(129)	$19,049

Net income per share:
Net income per share of Class A common stock - basic	$1.23	$—	$1.23
Net income per share of Class A common stock - diluted	$0.83	$—	$0.83

The effect of the corrections on the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2023
Revised Condensed Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Cost of revenue (excluding depreciation)	$25,768	$725	$26,493
General and administrative expense (excluding depreciation)	$9,853	$60	$9,913
Total operating expenses	$35,950	$785	$36,735
Operating loss	$(23,219)	$(785)	$(24,004)
Income before income taxes	$15,701	$(785)	$14,916
Net income	$15,096	$(785)	$14,311
Net income (post Business Combination)	$15,096	$(785)	$14,311
Net loss attributable to redeemable noncontrolling interest	$(18,555)	$(437)	$(18,992)
Net income attributable to the Company	$33,651	$(348)	$33,303
Net income attributable to Class A common shareholders	$32,977	$(348)	$32,629

Net income per share:
Net income per share of Class A common stock - basic	$1.89	$(0.02)	$1.87
Net income per share of Class A common stock - diluted	$1.29	$(0.02)	$1.27

	Nine Months Ended September 30, 2023
Revised Condensed Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Cost of revenue (excluding depreciation)	$71,375	$2,313	$73,688
General and administrative expense (excluding depreciation)	$27,006	$950	$27,956
Total operating expenses	$99,325	$3,263	$102,588
Operating loss	$(50,365)	$(3,263)	$(53,628)
Income before income taxes	$10,718	$(3,263)	$7,455
Net income	$10,426	$(3,263)	$7,163
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	$(5,751)	$(730)	$(6,481)
Net income (post Business Combination)	$16,177	$(2,533)	$13,644
Net loss attributable to redeemable noncontrolling interest	$(37,635)	$(2,056)	$(39,691)
Net income attributable to the Company	$53,812	$(477)	$53,335
Net income attributable to Class A common shareholders	$52,155	$(477)	$51,678

Net income per share:
Net income per share of Class A common stock - basic	$3.20	$(0.03)	$3.17
Net income per share of Class A common stock - diluted	$2.16	$(0.02)	$2.14

NOTE 3 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue by Contract Type
Cost reimbursable	$33,844	58%	$—	—%	$115,581	67%	$—	—%
Fixed price	23,097	39%	10,259	81%	52,759	30%	42,803	87%
Time and materials	1,537	3%	2,472	19%	4,998	3%	6,157	13%
Total	$58,478	100%	$12,731	100%	$173,338	100%	$48,960	100%
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
The following table presents contract assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Contract Assets
Unbilled receivables	$16,772	$6,146
Deferred contract costs	4,800	343
Total	$21,572	$6,489
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $2.5 million and $8.7 million, respectively, for the three and nine months ended September 30, 2024, and $7.1 million and $25.1 million, respectively, for the three and nine months ended September 30, 2023.

The following table presents contract liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Contract liabilities – current
Deferred revenue	$44,364	$22,896
Contract loss provision	8,167	5,457
Accrued launch costs	2,274	13,018
Total contract liabilities – current	54,805	41,371
Contract liabilities – long-term
Contract loss provision	879	—
Total contract liabilities – long-term	879	—
Total contract liabilities	$55,684	$41,371

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $8.4 million and $33.4 million during the nine months ended September 30, 2024 and 2023, respectively.
Loss Contracts
A contract loss occurs when the current estimate of the consideration that we expect to receive is less than the current estimate of total estimating costs to complete the contract. For purposes of determining the existence of or amount of a contract loss, we consider total contract consideration, including any variable consideration constrained for revenue recognition purposes. We may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of $1.7 million and $22.8 million, respectively, for the three and nine months ended September 30, 2024, and $15.4 million and $25.6 million, respectively, for the three and nine months ended September 30, 2023.
As of September 30, 2024, the status of these loss contracts was as follows:
•The first contract, for lunar payload services, became a loss contract due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The contract was successfully completed in February 2024. As a result of the successful mission, previously constrained variable consideration of $12.3 million as of December 31, 2023 was released and approximately $11.6 million was recognized as revenue during the first quarter of 2024. For the nine months ended September 30, 2024, and 2023, changes in estimated contract costs resulted in an additional $5.7 million and $8.2 million in contract loss, respectively.
•The second contract, for lunar payload services, became a loss contract in 2021 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. For the nine months ended September 30, 2024 and 2023, changes in estimated contract costs resulted in an additional $9.9 million and $5.9 million in contract loss, respectively. As of September 30, 2024, and 2023, this contract was approximately 64% complete and 55% complete, respectively. The period of performance for this contract currently runs through June 2026 as a result of modifications to the contract. As of September 30, 2024 and December 31, 2023, the contract loss provision recorded in contract liabilities, current was $7.2 million and $4.6 million, respectively, and $0.9 million and zero, respectively, in contract liabilities, non-current in our condensed consolidated balance sheets.
•The third contract, for lunar payload services, became a loss contract in 2023 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. For the nine months ended September 30, 2024 and 2023, changes in estimated contract costs resulted in an additional $7.2 million and $11.4 million in contract loss, respectively. As of September 30, 2024 this contract was approximately 93% complete. The period of performance for this contract currently runs through August 2025 as a result of modifications to the contract. As of September 30, 2024 and December 31, 2023, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $1.0 million and $0.9 million, respectively.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $195.5 million. The Company expects to recognize revenue on approximately 10-15% of the remaining performance obligations over the next 3 months, 45-50% in 2025 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of September 30, 2024.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials and cost reimbursable agreements.

NOTE 4 - PROPERTY AND EQUIPMENT, NET
As of September 30, 2024 and December 31, 2023, property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements	$158	$—
Vehicles and trailers	129	129
Computers and software	3,474	2,864
Furniture and fixtures	1,767	1,666
Machinery and equipment	4,238	2,772
Construction in progress	11,374	13,795
Property and equipment, gross	21,140	21,226
Less: accumulated depreciation and amortization	(3,970)	(2,877)
Property and equipment, net	$17,170	$18,349
Total depreciation expense related to property and equipment for the three and nine months ended September 30, 2024 was $0.5 million and $1.3 million, respectively, and $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2023.

Construction in progress includes constructions costs associated with the fabrication of a commercial communications satellite. During the third quarter of 2024, management determined that certain assets under development by a third party subcontractor were not in compliance according to the specifications under contract. Management concluded that carrying cost of these assets was not recoverable and recorded an impairment charge of approximately $5.0 million, including capitalized interest of $0.5 million, in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

As of September 30, 2024, the remaining construction costs included in construction in progress associated with the commercial communications satellites was approximately $11.1 million. The Company capitalized interest in connection with construction in progress of $279 thousand and $658 thousand, respectively, for the three and nine months ended September 30, 2023 and recognized no capitalized interest for the three and nine months ended September 30, 2024.
NOTE 5 - DEBT
The following table summarizes our outstanding debt (in thousands):

	September 30, 2024	December 31, 2023
Credit Mobilization Facility	$—	$8,000
Less: deferred financing costs	—	—
Less: current maturities	—	(8,000)
Long-term debt, net of current maturities	$—	$—
As of September 30, 2024 and December 31, 2023, the weighted-average interest rate on short-term borrowings outstanding was 10.55% and 10.20%, respectively.
Live Oak Credit Mobilization Facility
In December 2019, the Company entered into a loan agreement with Live Oak Banking Company (the “Credit Mobilization Facility”) which provided a $12.0 million credit mobilization facility that was paid in full as of November 2023. In July 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak Banking Company which provided an $8.0 million credit mobilization facility with a loan maturity of July 14, 2024. The Credit Mobilization Facility bears interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0% and requires the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company. There was $8.0 million outstanding under the Credit Mobilization Facility as of December 31, 2023. The Company paid $5.0 million during the second quarter of 2024 and paid the remaining $3.0 million in July 2024 and the facility has been terminated.

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

For the three and nine months ended September 30, 2024, we recognized a combined U.S. federal and state expense for income taxes of $50 thousand. For the three and nine months ended September 30, 2023, we recognized a combined U.S. federal and state expense for income taxes of $605 thousand and $292 thousand, respectively. The effective combined U.S. federal and state income tax rates were (0.06%) and (0.03%) for the three and nine months ended September 30, 2024, respectively, and 4.1% and 3.9% for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, our effective tax rate differed from the statutory rate primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three and nine months ended September 30, 2023, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a tax receivable agreement (the “TRA”). Pursuant to the TRA, the Company will generally be required to pay the TRA Holders (certain Intuitive Machines, LLC members and related parties to the Company) 85% of the amount of the cash tax savings, if any, in U.S. federal, state, and local taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company (and applicable consolidated, unitary, or combined subsidiaries thereof, if any and collectively the “Tax Group”) realizes, or is deemed to realize, as a result of certain tax attributes (the “Tax Attributes”), including:

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
•certain tax benefits realized by the Company as a result of certain U.S. federal income tax allocations of taxable income or gain away from the Company and to other members of Intuitive Machines, LLC and deductions or losses to the Company and away from other members of Intuitive Machines, LLC, in each case as a result of the Business Combination; and
•tax deductions in respect of portions of certain payments made under the TRA.

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

Based on the TRA, until a TRA Holder exchanges at least 5% of its Intuitive Machines, LLC Common Units, the Company will hold TRA payments applicable to existing basis until the TRA Holder satisfies such threshold exchange. Upon the completion of the Business Combination, TRA Holders have not exchanged at least 5% of their Intuitive Machines, LLC Common Units. As of September 30, 2024, the 5% exchange threshold has been met, and based on a current benefit being recorded in the period, a TRA liability is being recorded. As of September 30, 2024 and December 31, 2023, the TRA liability totaled $473 thousand and $0, respectively.
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

Capital Stock

The table below reflects share information about the Company’s capital stock as of September 30, 2024.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	81,351,656	(1,250,000)	80,101,656
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	60,245,138	—	60,245,138
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	141,601,794	(1,250,000)	140,351,794

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

In June 2023, the Company issued 95,785 Commitment Shares to CFPI. Under the terms of the Cantor Purchase Agreement, to the extent after the resale of the Commitment Shares by CFPI is less than $1.0 million, the Company will pay CFPI the difference between $1.0 million and the net proceeds of the resale of the Commitment Shares received by CFPI in cash. During the first quarter of 2024, CFPI sold the 95,785 Commitment Shares resulting in a reduction of the Commitment Share liability to approximately $771 thousand. Under a separate agreement in March 2024, CFPI agreed to proportionally reduce the liability to the extent CFPI earned commissions under the Controlled Equity Offering Sales Agreement discussed below. As a result of the Class A Common Stock sold under the Controlled Equity Offering Sales Agreement during the nine months ended September 30, 2024, the Commitment Share liability was reduced to zero and there is no remaining liability as of September 30, 2024. The Cantor Purchase Agreement contractually terminated on September 1, 2024 and no shares of Class A Common Stock were sold to CFPI under the Cantor Purchase Agreement.

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

As of September 30, 2024, the Company has sold and issued 16,521,612 shares of Class A Common Stock under the ATM Program and received cash proceeds of approximately $97.5 million, net of $2.5 million in transaction fees.

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

Redeemable Noncontrolling Interests (Mezzanine Equity)

As of September 30, 2024, the prior investors of Intuitive Machines, LLC own 42.9% of the outstanding common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.
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

During nine months ended September 30, 2024, 101 Public Warrants were exercised resulting in the issuance of an equal number of shares of Class A Common Stock. During the year ended December 31, 2023, Public Warrants of 1,402,106 were exercised resulting in the issuance of an equal number of shares of Class A Common Stock.

Series A Preferred Warrants

In conjunction with the issuance of Series A Preferred Stock at closing of the Business Combination, the Company issued 541,667 Preferred Investor Warrants (of which, 104,157 are owned by a related party, Ghaffarian Enterprises, LLC) to purchase one share of the Company’s Class A Common Stock with an exercise price of $15.00, subject to adjustment. The Company evaluated the terms of the Preferred Investor Warrants and determined they meet the criteria to be classified in shareholders’ equity upon issuance.

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
As of September 30, 2024, there have been no exercises of the Preferred Investor Warrants.

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

The Conversion Series A Warrant and Conversion Series B Warrant had an initial fair value of $10.0 million and $5.5 million, respectively. The gross proceeds of $10.0 million from the Letter Agreement were allocated to the Conversion Warrants resulting in a loss on the transaction of approximately $5.5 million recognized as loss on issuance of securities in our condensed consolidated statement of operations. As of September 30, 2024, the fair value of the Conversion Series A Warrant and Conversion Series B Warrant increased to approximately $27.8 million and $22.0 million, respectively, resulting in a loss of approximately $34.3 million recognized as change in fair value of warrant liabilities in our condensed consolidated statement of operations.

As of September 30, 2024, the investor exercised 300,000 Conversion Series B Warrants resulting in the issuance of an equal number of shares of Class A Common Stock and cash proceeds to the Company of $0.8 million. The Company recorded a gain on issuance of securities of approximately $0.6 million as a result of these warrant exercises.
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
As of September 30, 2024, Intuitive Machines, LLC was authorized to issue a total of 1,027,451 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2023	1,325,354	$3.15	7.61
Granted	—	—
Exercised	(286,779)	1.80
Forfeited	(11,124)	8.63
Balance as of September 30, 2024	1,027,451	$3.47	6.99	$4,857,144
Exercisable as of September 30, 2024	579,903	$2.98	6.90	$2,998,644
Aggregate intrinsic value represents the difference between the exercise price of the options and the market price of our Class A Common Stock.

The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2023	$1.80
Granted	—
Vested	1.26
Forfeited	5.50
Non-vested as of September 30, 2024	$2.22
Share-based compensation expense related to options was $78 thousand and $298 thousand for the three and nine months ended September 30, 2024, respectively, and $173 thousand and $658 thousand for the three and nine months ended September 30, 2023, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of September 30, 2024, the Company had $401 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 2.72 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of September 30, 2024, the Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs) as outlined in the following disclosures. No other awards have been granted under the 2023 Plan.

Restricted Stock Units and Performance Stock Units

Pursuant to the 2023 Plan, the Company grants RSUs with time-based vesting requirements which typically vest over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of RSUs and PSUs are based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU and PSU activity:

	Number of Units(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,826,946	$7.01
Granted	3,561,963	3.58
Vested	(1,720,299)	5.05
Forfeited	(417,404)	7.56
Balance as of September 30, 2024	3,251,206	$4.22

(1)    PSU grants of 919,007 were included at the 100% attainment level which were based on several performance goals related to our mission which successfully completed in February 2024 of which all 919,007 PSU grants fully vested in April 2024.

Share-based compensation expense related to RSUs was $1.2 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, and $1.4 million and $2.1 million for the three and nine months ended September 30, 2023. Share-based compensation expense related to PSUs was zero and $3.2 million for the three and nine months ended September 30, 2024, respectively. Share-based compensation expense for RSUs and PSUs are classified in the condensed consolidated statement of operations under general and administrative expense. As of September 30, 2024, the Company had $11.4 million in estimated unrecognized share-based compensation costs related to unvested RSUs that is expected to be recognized over a weighted average period of 2.88 years. As of April 2024, the PSUs were fully vested and hence the Company has no estimated unrecognized share-based compensation costs related to unvested PSUs.

NOTE 10 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 at fair value on a recurring basis.

	September 30, 2024
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$47,848	$—	$—	$47,848

Warrant liabilities - Series A	Recurring	27,769	—	—	27,769
Warrant liabilities - Series B	Recurring	22,026	—	—	22,026
Warrant liabilities		49,795	—	—	49,795

Total liabilities measured at fair value		$97,643	$—	$—	$97,643

	December 31, 2023
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$14,032	$—	$—	$14,032

Warrant liabilities - Series A	Recurring	8,612	—	—	8,612
Warrant liabilities - Series B	Recurring	2,682	—	—	2,682
Warrant liabilities		11,294	—	—	11,294

Total liabilities measured at fair value		$25,326	$—	$—	$25,326

The following table provides a roll-forward of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	Warrant liabilities - Series A	Warrant liabilities - Series B	Total Warrant liabilities
Balance, December 31, 2023	$14,032	$8,612	$2,682	$11,294
Additions	—	20,827	11,262	32,089
Change in fair value	33,816	18,800	17,841	36,641
Converted to equity	—	(20,471)	(9,758)	(30,229)
Balance, September 30, 2024	$47,848	27,768	22,027	49,795

Earn-out Liabilities

The fair value of the earn-out liabilities as of September 30, 2024 was estimated using a Monte Carlo simulation approach that modeled the triggering events including the simulated stock price of the Company over the maturity dates. The significant assumptions utilized in estimating the fair value of the earn-out liabilities include: (i) Intuitive Machines stock price of $8.05; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.52%; and (iv) expected volatility of 85%.

As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of 2,500,000 vested for the year ended December 31, 2023. For the nine months ended September 30, 2024, there was no vesting of Earn Out Units.

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

The fair value of the Conversion Series A Warrant and the Conversion Series B Warrant liabilities as of September 30, 2024 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $8.05; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.58%; and (iv) expected volatility of 87%. The significant assumptions utilized in estimating the fair value of the Conversion Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $8.05; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.12%; and (iv) expected volatility of 96%.

NOTE 11 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders for the three and nine months ended September 30, 2024, the three months ended September 30, 2023, and the period from February 13, 2023, or the Closing Date, to September 30, 2023 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

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

The following table presents the computation of the basic and diluted income (loss) per share of Class A Common Stock (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) (post Business Combination)	$(80,411)	$14,311	$(181,787)	$13,644
Less: Net loss attributable to redeemable noncontrolling interest	(25,679)	(18,992)	(50,001)	(39,691)
Less: Net income attributable to noncontrolling interest	668	—	2,429	—
Net income (loss) attributable to the Company	(55,400)	33,303	(134,215)	53,335
Less: Cumulative preferred dividends	(143)	(674)	(751)	(1,657)
Net income (loss) attributable to Class A common shareholders	$(55,543)	$32,629	$(134,966)	$51,678
Denominator
Basic weighted-average shares of Class A common stock outstanding	67,072,014	17,411,217	52,971,882	16,294,029
RSUs and Options	—	1,016,390	—	1,342,694
Series A Preferred Stock	—	5,230,304	—	3,215,161
Warrants	—	2,468,334	—	4,112,524
Diluted weighted-average shares of Class A common stock outstanding	67,072,014	26,126,245	52,971,882	24,964,408

Net income (loss) per share of Class A common stock - basic	$(0.83)	$1.87	$(2.55)	$3.17
Net income (loss) per share of Class A common stock - diluted	$(0.83)	$1.27	$(2.55)	$2.14

The following table presents potentially dilutive securities, as of the end of the periods, excluded from the computation of diluted net income (loss) per share of Class A Common Stock as their effect would be anti-dilutive, their exercise price was out-of-the-money, or because of unsatisfied contingent issuance conditions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs(1)	3,251,206	—	3,251,206	—
Options(1)(4)	1,027,451	305,932	1,027,451	305,932
Series A Preferred Stock(2)	1,916,965	—	1,869,956	—
Warrants(1)(4)	30,638,374	22,636,916	30,638,374	22,636,916
Earn Out Units(3)	7,500,000	7,500,000	7,500,000	7,500,000

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
(4)    Options and warrants with exercises prices greater than the average market price of our Class A common stock are excluded from the computation of diluted net income (loss) per share because they are out-of-the-money. The out-of-the-money instruments were as follows: options of 250,308 for the three and nine months ended September 30, 2024, and 305,932 for the three and nine months ended September 30, 2023, and warrants of 22,636,814 for the three and nine months ended September 30, 2024 and 2023.

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

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. As of September 30, 2024, we had remaining purchase obligations under non-cancelable commitments with nine vendors totaling $23.8 million of which $19.0 million is due within the next twelve months and the remaining $4.8 million is due in the subsequent twelve-month period.
NOTE 13 - RELATED PARTY TRANSACTIONS
Intuitive Machines, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.
Axiom Space, Inc.

The Company recognized revenue from Axiom Space, Inc. (“Axiom”) related to space infrastructure development activities of zero and $50 thousand for the three and nine months ended September 30, 2024, and $29 thousand and $153 thousand for the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, there was no affiliate accounts receivable related to Axiom. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a co-founder and Executive Chairman of Axiom. Revenue related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms.

IBX, LLC and PTX, LLC
The Company incurred expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) of $30 thousand and $205 thousand for the three months ended September 30, 2024 and 2023, respectively and $54 thousand and $1.7 million, for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, there were $55 thousand and $2.7 million, respectively, of affiliate accounts payable related to IBX expenses. IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. We rely on IBX/PTX for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX/PTX.
KBR, Inc.
On November 12, 2020, KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries, made an initial investment in one of our operating subsidiaries, Space Network Solutions, LLC (“SNS”) resulting in a 10% ownership by KBR of Space Network Solutions as of the date of such investment. As of September 30, 2024, KBR held approximately 10% of the equity of Space Network Solutions. The Company recognized affiliate revenue from KBR related to engineering services of $0.2 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, there was $0.4 million and $0.5 million, respectively, of affiliate accounts receivable related to KBR revenue.

In addition, SNS incurred cost of revenue with KBR related to the OMES III contract of $8.5 million and $27.1 million for three and nine months ended September 30, 2024, respectively. As of September 30, 2024 and December 31, 2023, there was $5.9 million and $2.9 million, respectively, of affiliate accounts payable related to cost of revenue with KBR. See Note 14 for more information on the OMES III contract with KBR.

Revenue and expenses related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.

ASES

The Company recognized revenue from ASES related to engineering services of $85 thousand and $305 thousand for the three months ended September 30, 2024 and 2023, respectively, and $496 thousand and $803 thousand for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, there was $47 thousand and $115 thousand of affiliate accounts receivable related to ASES revenue. ASES is a joint venture between Aerodyne Industries, LLC and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a current member of management of Aerodyne Industries, LLC. Revenue related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC

The Company incurred expenses with X-energy, LLC (“X-energy”) of $58 thousand and $333 thousand for the three and nine months ended September 30, 2024, respectively, and zero for the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, there was no affiliate accounts payable related to X-energy expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.
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

Space Network Solutions was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded Space Network Solutions a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. As of September 30, 2024, SNS LLC had total assets of $27.0 million and total liabilities of $22.8 million. As of December 31, 2023, SNS LLC had total assets of $13.7 million and total liabilities of $12.0 million.
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
The IX LLC JV was formed to pursue nuclear space propulsion and surface power systems in support of future space exploration goals. In the third quarter of 2022, the IX LLC JV received an award from Battelle Energy Alliance to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars. As of September 30, 2024 and December 31, 2023, the IX LLC JV had no assets and no liabilities, associated with project execution activities subcontracted to the IX LLC JV partners and other third parties.

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

We are currently working to provide access to the lunar surface and collect and transmit cislunar data for science, technology, and infrastructure. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position with a first mover advantage, as evidenced by three remaining Commercial Lunar Payload Services (“CLPS”) awards as of September 30, 2024. On February 22, 2024, Intuitive Machines’ Nova-C lander became the first U.S. vehicle to softly land on the lunar surface since 1972 and landed the vehicle further south than any vehicle in the world has ever soft-landed on the Moon. We believe this February landing validates our ability to provide the three service pillars required to commercialize a celestial body: delivery, data & communications, and autonomous operations in space. Our Nova-C lander on the IM-1 mission carried approximately 100 kilograms of payloads and executed numerous experiments and technology demonstrations at the lunar surface near the south pole. Our goal is to follow the successful IM-1 mission with IM-2, which will continue to execute experiments and technology demonstrations at the lunar south pole, and IM-3, our third CLPS award, which will land at Reiner Gamma. In August 2024, NASA awarded the Company our fourth CLPS contract, IM-4, to deliver six science and technology payloads, including one European Space Agency-led drill suite to the lunar south pole. These missions, along with additional expeditions, are in partnership with NASA, Nokia Corporation, Columbia Sportswear Company, Aegis Aerospace, Inc. and other commercial players. Intuitive Machines empowers its customers to achieve their ambitious visions and commercial goals in space through seamless collaboration with our robust service pillars.

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

We operate under three service pillars which we believe are required to commercialize a celestial body: delivery services, data transmission & analytic services, and infrastructure-as-a service. These pillars are the backdrop to our four business units: Lunar Access Services, Orbital Services, Lunar Data Services and Space Products and Infrastructure. Under Accounting Standards Codification (“ASC”) 280 “Segment Reporting,” we concluded that our business units operate as one reportable segment. See our Segment Reporting disclosure under Note 2 in our condensed consolidated financial statements for further discussion on our reportable segment.

Lunar Access Services
Our Lunar Access Services business provides reliable and affordable means for governments, companies and individuals to explore and place objects in cislunar space or on the lunar surface. We have developed a complete lunar program that includes mission control, the Nova-C lander, a space-to-ground communications network, and a series of launch vehicle contracts with SpaceX. As of September 30, 2024, we had three remaining missions (including the recently awarded CLPS contract, IM-4, from NASA) on the flight manifest, with plans to increase the frequency and complexity of the missions over time. On February 22, 2024, our Nova-C lander on the IM-1 mission became the first U.S. vehicle to softly land on the lunar surface since 1972 and landed the vehicle further south than any vehicle in the world has ever soft-landed on the Moon.

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

With the launch of future lander missions and with the award of NASA’s Near Space Network (“NSN”) contract in 2024, the LDN will be further enhanced with the deployment of our lunar relay satellites and provide communication and navigation services. We believe providing these lunar data services to NASA and the Space Force will be an increasingly important priority given China’s recent declaration that it intends to build its own lunar satellite network and manned lunar habitat.

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

Recent Developments

New Contract Awards

In September 2024, NASA awarded the Company a NSN contract for communication and navigation services for missions in the near space region, which extends from Earth’s surface to beyond the Moon. This NSN contract is a new Firm-Fixed-Price, Multiple Award, Indefinite-Delivery/Indefinite-Quantity (“IDIQ”) Task Order Contract, with a base period of five years with an additional five-year option, with a maximum potential value of $4.82 billion. The initial NSN contract award includes incrementally funded Task Orders totaling $150.0 million.

In August 2024, NASA awarded the Company a $116.9 million contract to deliver six science and technology payloads, including one European Space Agency-led drill suite to the Moon’s South Pole. This award will leverage the Company’s lunar delivery, data transmission, and autonomous operation capabilities to explore the region targeted for sustained human operations. As part of NASA’s CLPS initiative, this marks the Company’s fourth contract award, IM-4, to deliver science and technology payloads and return valuable data while autonomously operating on the surface of the Moon.

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

We continue to monitor economic conditions and the impact of macroeconomic pressures, including repercussions from the recent banking crisis, rising interest rates, sustained inflation and recession fears, supply chain disruptions, monetary and fiscal policy measures (including future actions or inactions of the United States government related to the “debt-ceiling”), heightened geopolitical tensions (such as the war in Ukraine and Israel), changes to the U.S. federal budget, and the political and regulatory environment on our business, customers, suppliers and other third parties (including the implications from the upcoming presidential election in the United States).

While rising costs and other inflationary pressures have not had a material impact on our business to date, we are monitoring the situation and assessing its impact on our business, including to our partners and customers.

Our ability to expand spaceflight mission operations
Our success will depend in large part on our ability to expand our lunar mission operations in 2024 and beyond. We completed our first mission in February 2024 and we are on track to complete the three additional funded missions with a goal of establishing a regular cadence of multiple missions per year of increasing size and complexity. This will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for three additional launches as of September 30, 2024, we have $316.2 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue.
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
Ability to continue to capitalize on government expenditures and private enterprise investment in the space economy
Our future growth is largely dependent on our ability to continue to capitalize on increased government spending and private investment in the space economy. From 2019 to 2024, the U.S. federal government increased its space exploration and development budget for NASA by approximately 15.8%, or $3.4 billion. U.S. federal government expenditures and private enterprise investment have fueled our growth in recent years, and it has resulted in our continued ability to secure increasingly valuable contracts for products and services in 2024. An increased focus on U.S. federal government spending could unfavorably impact the space exploration sector in the future. If our existing programs and project pursuits are not focused on the federal government’s higher priorities, our business, prospects, financial condition and operating results could be adversely affected. However, we expect U.S. federal government expenditures and private investment in the space economy will continue to result in increased purchases of our products and services.

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

Historically, most of our revenue has been derived from fixed-price, long-term contracts for the delivery of payloads to the lunar surface. In order to satisfy these contracts, we undertake the engineering for the research, design, development, manufacturing, integration and sustainment of advanced technology space systems. The integration of these technologies and systems lead to an organic and integrated capability to provide lunar access on a commercial services basis. Individual contracts are aggregated by mission (e.g., IM-2, IM-3, IM-4) for management purposes. Revenue is measured based on the amount of consideration specified in a contract with the customer.

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

Cost-reimbursable contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (“FAR”) and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer.
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

Impairment of property and equipment

Impairment of long-lived assets occurs whenever events or changes in circumstances indicate the carrying value of a long-lived asset may not be recoverable. Long-lived assets consists of property and equipment, net. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds it fair value. See Note 4 of the condensed consolidated financial statements for additional information on the impairment of property and equipment recognized during the third quarter of 2024.
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

The financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. for the periods February 13, 2023 forward and resulted in the allocation of approximately 42.9% of Intuitive Machines, LLC’s net loss to noncontrolling interests.

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
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
(in thousands)	2024	2023		2024	2023
Revenue	$58,478	$12,731	$45,747	$173,338	$48,960	$124,378
Operating expenses:
Cost of revenue (excluding depreciation)	45,873	26,493	19,380	144,141	73,688	70,453
Cost of revenue (excluding depreciation) - affiliated companies	8,484	—	8,484	27,107	—	27,107
Depreciation	482	329	153	1,319	944	375
Impairment of property and equipment	5,044	—	5,044	5,044	—	5,044
General and administrative expense (excluding depreciation)	12,319	9,913	2,406	39,726	27,956	11,770
Total operating expenses	72,202	36,735	35,467	217,337	102,588	114,749
Operating loss	(13,724)	(24,004)	10,280	(43,999)	(53,628)	9,629
Other income (expense), net:
Interest income (expense), net	31	(228)	259	31	(781)	812
Change in fair value of earn-out liabilities	(33,328)	36,036	(69,364)	(33,816)	61,066	(94,882)
Change in fair value of warrant liabilities	(33,686)	10,259	(43,945)	(36,641)	10,259	(46,900)
Change in fair value of SAFE Agreements	—	—	—	—	(2,353)	2,353
Loss on issuance of securities	—	(6,729)	6,729	(68,080)	(6,729)	(61,351)
Other income (expense), net	346	(418)	764	768	(379)	1,147
Total other income (expense), net	(66,637)	38,920	(105,557)	(137,738)	61,083	(198,821)
Income (loss) before income taxes	(80,361)	14,916	(95,277)	(181,737)	7,455	(189,192)
Income tax expense	(50)	(605)	555	(50)	(292)	242
Net income (loss)	(80,411)	14,311	(94,722)	(181,787)	7,163	(188,950)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	—	—	—	(6,481)	6,481
Net income (loss) (post Business Combination)	(80,411)	14,311	(94,722)	(181,787)	13,644	(195,431)
Net loss attributable to redeemable noncontrolling interest	(25,679)	(18,992)	(6,687)	(50,001)	(39,691)	(10,310)
Net income attributable to noncontrolling interest	668	—	668	2,429	—	2,429
Net income (loss) attributable to the Company	(55,400)	33,303	(88,703)	(134,215)	53,335	(187,550)
Less: Preferred dividends	(143)	(674)	531	(751)	(1,657)	906
Net income (loss) attributable to Class A common shareholders	$(55,543)	$32,629	$(88,172)	$(134,966)	$51,678	$(186,644)

Revenue
Revenue for the three and nine months ended September 30, 2024 and 2023 was primarily driven by NASA and other commercial payload contracts associated with the IM-1, IM-2 and IM-3 lunar payload missions as well as the OMES III contract where we provide engineering services to the Landsat Servicing mission at the Goddard Space Flight Center in Maryland.

The following provides a summary of the significant contracts and estimated mission launch dates for each lunar payload mission impacting our results of operations:

•The NASA payload contract for the IM-1 mission was awarded in June 2019 and was completed in February 2024. As a result of the successful landing on the lunar surface, previously constrained revenue of approximately $12.3 million as of December 31, 2023 was released and approximately $11.6 million was recognized as revenue during the first quarter of 2024, bringing the total IM-1 mission contract revenue under NASA and other commercial fixed-priced contracts to $132.3 million. As of March 31 2024, the IM-1 mission and all related contracts have been closed out.

•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 with a targeted mission launch date in December 2022. Total IM-2 mission estimated contract revenue under NASA and other commercial fixed-priced contracts increased to $122.6 million (excluding constrained revenue of $13.9 million) as of September 30, 2024 as compared to $106.6 million as of September 30, 2023. The increase in total mission estimated contract revenue is primarily due to a task order modification with NASA finalized in the second quarter of 2024 to change the mission targeted landing site within the South Pole region of the moon and extend the expected mission launch and post-launch services of IM-2 to no later than August 2025. The task order modification increased estimated contract revenue by approximately $12.5 million.

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024 under our current contract with NASA. Total IM-3 mission estimated revenue under fixed-priced contracts is $93.0 million (excluding constrained revenue of $9.7 million) as of September 30, 2024 as compared to $76.4 million as of September 30, 2023. The increase in total mission estimated contract revenue is primarily due to a task order modification with NASA to identify its complement of payloads and extend the IM-3 mission timeline to no later than June 2026. The task order modification increased estimated contract revenue by approximately $9.0 million.

•The initial NASA payload contract for the IM-4 mission was awarded in August 2024 with an initial targeted mission launch date no later than August 2028. Total IM-4 mission estimated revenue under fixed-priced contracts is $105.2 million (excluding constrained revenue of $11.7 million) as of September 30, 2024.

Total revenue increased by $45.7 million, or 359%, for the three months ended September 30, 2024 compared to the same period in 2023, largely driven by the revenue from the OMES III contract execution which began in the fourth quarter of 2023 as further discussed below and was partially offset by decreases in revenue across our NASA and other commercial payload contracts associated with the IM lunar payload missions.

The IM-1 mission completed in February 2024, and no revenue was recognized for the three months ended September 30, 2024 as compared to $(0.6) million for the same period in 2023. Revenue decreased in 2023 primarily due to a change in progress towards completion as well as the extension of the targeted mission launch date. Revenue on the IM-2 mission increased by $3.5 million for the three months ended September 30, 2024 compared to the same period of 2023 and was primarily driven by task order modifications to change the mission targeted landing site and extension of the targeted mission launch window to early 2025. Revenue from the IM-3 mission decreased by $2.0 million for the three months ended September 30, 2024 compared to the same period in 2023 partially as a result of unfavorable adjustments from task order modifications extending the targeted mission launch window to late 2025.

Total revenue increased by $124.4 million, or 254%, for the nine months ended September 30, 2024 compared to the same period in 2023 and was substantially driven by revenue from the OMES III contract execution which began in the fourth quarter of 2023 as further discussed below.

Revenue on the IM-1 mission increased by approximately $7.1 million to $12.3 million for the nine months ended September 30, 2024 from $5.1 million for the same period in 2023. The increase in IM-1 revenue was due to the successful completion of the mission in February 2024 which resulted in the release of approximately $12.3 million of previously constrained revenue, and approximately $11.6 million was recognized as revenue during the first quarter of 2024. Revenue on the IM-2 mission increased slightly to $15.9 million for the nine months ended September 30, 2024 compared to $15.7 million for the same period of 2023. As of September 30, 2024, the IM-2 mission is approximately 93% complete. Revenue from the IM-3 mission decreased to $7.2 million for the nine months ended September 30, 2024 from $17.6 million for the same period in 2023 and was largely attributable to unfavorable adjustments from task order modifications extending the targeted mission launch window to late 2025. The IM-3 mission was awarded in the fourth quarter of 2021 and was approximately 64% complete as of September 30, 2024.

Revenues from task orders under the OMES III contract were approximately $34.1 million and $115.0 million during the three and nine months ended September 30, 2024. The OMES III contract began execution in December 2023 and therefore there were no corresponding revenues during the three and nine months ended September 30, 2023.

Other contract revenues increased approximately $9.9 million and $12.4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily as a result of new contracts, including the Jetson Low Power project awarded in the fourth quarter of 2023 and the Lunar Terrain Vehicle Services design project in the second quarter of 2024 as well as several other contracts partially offset by the completion of the initial phase of the fission surface power contract in the third quarter of 2023.
Operating Expenses
Cost of revenue (excluding depreciation)
Total cost of revenue increased by $27.9 million, or 105%, for the three months ended September 30, 2024 compared to the same period in 2023. The IM-1 mission was completed in February 2024, and no cost of revenue was incurred for the three months ended September 30, 2024 compared to $3.6 million for the same period in 2023. On the IM-2 mission, cost of revenue changed minimally and was approximately $8.5 million for the three months ended September 30, 2024 and 2023. IM-3 mission cost of revenue decreased by approximately $3.7 million to $4.9 million for the three months ended September 30, 2024 compared to $8.5 million in the same period in 2023 due to lower activity on the mission.

Total cost of revenue increased by $97.6 million, or 132%, for the nine months ended September 30, 2024 compared to the same period in 2023. Cost of revenue on the IM-1 mission decreased by $9.5 million from $14.4 million down to $4.8 million due to winding down progress as the mission was completed in February 2024. On the IM-2 mission, cost of revenue decreased slightly by approximately $0.9 million for the nine months ended September 30, 2024 compared to the same period in 2023. IM-3 mission cost of revenue decreased by approximately $10.6 million to $12.5 million for the three months ended September 30, 2024 compared to $23.0 million in the same period in 2023, primarily due to lower activity on the mission.

As of September 30, 2024, two lunar missions are in loss positions. On the IM-2 mission, we increased the accrued contract loss by approximately $7.2 million during the nine months ended September 30, 2024 which was primarily driven by unfavorable adjustments resulting from task order modifications to change the mission targeted landing site and extension of the targeted mission launch window to early 2025. On the IM-3 mission, the accrued contract loss increased by approximately $9.9 million during the nine months ended September 30, 2024 and was largely attributable to unfavorable adjustments resulting from task order modifications extending the targeted mission launch window to late 2025

Cost of revenue from task orders under the OMES III contract were approximately $33.3 million and $110.4 million during the three and nine months ended September 30, 2024. The OMES III contract started in December 2023 and therefore there were no corresponding cost of revenue during the three and nine months ended September 30, 2023.

Other contract cost of revenue increased approximately $6.1 million and $7.6 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily as a result of new contracts awarded in late 2023 and in the first half of 2024, including the Jetson Low Power, the Lunar Terrain Vehicle Services and various other contracts partially offset by the completion of the initial phase of the fission surface power contract in the third quarter of 2023.

Impairment of property and equipment

During the third quarter of 2024, management determined that certain assets under development by a third party subcontractor were not in compliance according to the contract. Management concluded that carrying cost of these assets was not recoverable and recorded an impairment charge of approximately $5.0 million including capitalized interest of $0.5 million, in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024. See Note 4 to the condensed consolidated financial statements for additional information.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) increased by $2.4 million for the three months ended September 30, 2024 compared to the same periods in 2023, and increased by $11.8 million for the nine months ended September 30, 2024 compared to the same periods in 2023, driven primarily by our growth to support corporate and business operations.

For the three months ended September 30, 2024 compared to the same periods in 2023, the $2.4 million increase was driven by higher employee compensation and benefits expense of $1.4 million, various other administrative costs of $2.0 million, and rent expense of $0.8 million, slightly offset by decreases of $1.2 million in professional services primarily related to accounting and finance, $0.3 million in share-based compensation expense, and $0.3 million in bids and proposals expense.

For the nine months ended September 30, 2024 compared to the same periods in 2023, the $11.8 million increase was driven by higher share-based compensation expense of $4.4 million, employee compensation and benefits expense of $3.8 million, professional services of $1.0 million primarily driven by accounting and legal fees, rent expense of $2.2 million primarily driven by the move to our new corporate headquarters in late 2023, and various other administrative costs of $2.4 million. These increases were slightly offset by a decrease in bids and proposals of $2.0 million.
Other income (expense), net

Total other income (expense), net unfavorable change of $105.6 million for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to unfavorable changes in fair value of earn-out liabilities of $69.4 million and warrant liabilities of $43.9 million, slightly offset by $6.7 million related to the loss on issuance of securities in the third quarter of 2023.

Total other income (expense), net unfavorable change of $198.8 million for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to unfavorable changes in fair value of the earn-out liabilities of $94.9 million and warrant liabilities of $46.9 million, increase in loss on issuance of securities of $61.4 million, slightly offset by $2.4 million related to the change in the fair value of SAFE Agreements which was eliminated in the first quarter of 2023.
Income tax expense

For the three and nine months ended September 30, 2024, we recognized a combined U.S. federal and state expense for income taxes of $50 thousand. For the three and nine months ended September 30, 2023, we recognized a combined U.S. federal and state expense for income taxes of $605 thousand and $292 thousand, respectively. The effective combined U.S. federal and state income tax rates were (0.06%) and (0.03%) for the three and nine months ended September 30, 2024, respectively, and 4.1% and 3.9% for the three and nine months ended September 30, 2023, respectively. For three and nine months ended September 30, 2024, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the three and nine months ended September 30, 2023, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.
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
The following table presents our backlog as of the periods indicated:

(in thousands)	September 30, 2024	December 31, 2023
Backlog	$316,164	$268,566
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of September 30, 2024, we expect to recognize approximately 15-20% of our backlog over the remainder of 2024, approximately 45-50% over the subsequent twelve months of 2025 and the remaining 30-40% thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog increased by $47.6 million as of September 30, 2024 compared to December 31, 2023, due to $235.6 million in new awards primarily associated with the IM-4 CLPS contract and NSN contract awarded from NASA in the third quarter of 2024, the Lunar Terrain Vehicle Services design project, a new commercial payload contract on the IM-3 mission, task order modifications to the IM-2 CLPS contract and the IM-3 CLPS contract. These increases are partially offset by continued performance on existing contracts of $173.4 million and decreases related to contract value adjustments of $14.6 million primarily related to various certain fixed price contracts and task order adjustments on the OMES III contract.
As of September 30, 2024, our backlog of $316.2 million exceeded our remaining performance obligations of $195.5 million as reported in Note 3 - Revenue to our condensed consolidated financial statements included in this Quarterly Report. The difference of $120.7 million was primarily related to $65.4 million of variable consideration associated with constrained revenue, $55.3 million in backlog related to the funded value of OMES III and various other time and significant contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management team uses to assess our operating performance. We calculate Adjusted EBITDA as net income (loss) excluding results from non-operating sources including interest income, interest expense, gain on extinguishing of debt, share-based compensation, change in fair value instruments, gain or loss on issuance of securities, other income/expense, depreciation, impairment of property and equipment, and provision for income taxes.
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
•Adjusted EBITDA does not consider the impact of change in fair value of SAFE Agreements, change in fair value of earn-out liabilities, change in fair value of warrant liabilities, loss on issuance of securities, or impairment of property and equipment, that we do not consider to be routine in nature for the ongoing financial performance of our business;

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(80,411)	$14,311	$(181,787)	$7,163
Adjusted to exclude the following:
Taxes	50	605	50	292
Depreciation	482	329	1,319	944
Impairment of property and equipment	5,044	—	5,044	—
Interest (income) expense, net	(31)	228	(31)	781
Share-based compensation expense	1,285	1,556	7,180	2,748
Change in fair value of earn-out liabilities	33,328	(36,036)	33,816	(61,066)
Change in fair value of warrant liabilities	33,686	(10,259)	36,641	(10,259)
Change in fair value of SAFE Agreements	—	—	—	2,353
Loss on issuance of securities	—	6,729	68,080	6,729
Other expense (income), net	(346)	418	(768)	379
Adjusted EBITDA	$(6,913)	$(22,119)	$(30,456)	$(49,936)
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with GAAP, to free cash flow:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(55,622)	$(22,933)
Purchases of property and equipment	(5,185)	(27,668)
Free cash flow	$(60,807)	$(50,601)

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

As of September 30, 2024, we had cash and cash equivalents of $89.6 million and working capital of $73.0 million. For the nine months ended September 30, 2024, the Company received approximately $161.4 million in gross proceeds from sales of stock under our ATM Program, warrant exercises, and other equity transactions, as further described in Notes 7 and 8.
In connection with the Business Combination as discussed in Notes 1 and 7, the Company entered into the Cantor Purchase Agreement, pursuant to which the Company may direct CFPI, at the Company’s discretion, to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. The Cantor Purchase Agreement contractually terminated on September 1, 2024 and no shares of Class A Common Stock were sold to CFPI under the Cantor Purchase Agreement. Additionally, in April 2024, the Company and Cantor entered into a Controlled Equity Offering Sales Agreement with Cantor acting as the Company’s exclusive sales agent for the sale of newly issued shares of Class A Common Stock for aggregate proceeds up to $100.0 million, as further described in Note 7 as the ATM Program. Pursuant to the ATM program, the Company raised approximately $97.5 million, net of $2.5 million in transaction fees, during the second and third quarters of 2024.

Management believes that the cash and cash equivalents as of September 30, 2024 will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
Live Oak Mobilization Credit Facility
In December 2019, the Company entered into a loan agreement with Live Oak Banking Company (the “Credit Mobilization Facility”) which provided a $12.0 million credit mobilization facility that was paid in full as of November 2023. In July 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak Banking Company which provided an $8.0 million credit mobilization facility with a loan maturity of July 14, 2024. The Credit Mobilization Facility bears interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0% and requires the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company. There was $8.0 million outstanding under the Credit Mobilization Facility as of December 31, 2023. The Company paid $5.0 million during the second quarter of 2024, and paid the remaining $3.0 million in July 2024 and the facility has been terminated. See Note 5 - Debt to our condensed consolidated financial statements for additional information related to the credit mobilization facilities.

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

Other

In March 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-278288) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of the Company’s Class A common stock and warrants. Up to a maximum of $100.0 million of the maximum aggregate offering price of $300.0 million may be issued and sold pursuant to an at-the-market financing facility under a capital controlled equity offering sales agreement between the Company and Cantor Fitzgerald & Co. As of the date of this filing, the Company raised approximately $97.5 million in net proceeds (net of $2.5 million in transaction fees) pursuant to the at-the-market financing facility. In addition, subject to market and other conditions, we may opportunistically pursue underwritten public offerings of our Class A common stock under such shelf registration statement for our account or the account of our selling stockholders. Unless otherwise specified in the prospectus supplement relating to any such offering, we expect to use the net proceeds of any sales of Class A common stock for our account for general corporate purposes. We would not receive any proceeds from the sale of our Class A common stock by the selling stockholders. We expect to continue to evaluate opportunities for such underwritten offerings over the near and intermediate term.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(55,622)	$(22,933)
Net cash used in investing activities	$(5,185)	$(27,668)
Net cash provided by financing activities	$147,894	$65,489
Cash Flows for the nine months ended September 30, 2024 and 2023
Operating Activities
During the nine months ended September 30, 2024, our operating activities used $55.6 million of net cash as compared to $22.9 million of net cash used during the nine months ended September 30, 2023. Changes in operating assets and liabilities which consist primarily of working capital balances for our projects may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities.
Investing Activities
During the nine months ended September 30, 2024, investing activities used $5.2 million of net cash as compared to $27.7 million of net cash used during the nine months ended September 30, 2023. The $22.5 million favorable change was primarily driven by the 2023 capital expenditures in construction in progress related to our lunar operations center which was completed during the third quarter of 2023 and subsequently reclassed to right-of-use assets on the balance sheet.
Financing Activities
During the nine months ended September 30, 2024, financing activities provided $147.9 million of net cash as compared to $65.5 million of net cash provided during the nine months ended September 30, 2023.

During 2024, our financing activities primarily included $51.4 million in proceeds from the exercise of warrants, $107.5 million in net proceeds from the issuance of securities, $10.0 million in proceeds received in borrowings under the Bridge

Loan offset by the repayment of $10.0 million, $8.0 million repayment on a loan under our Credit Mobilization Facility, and $2.3 million in payments of withholding taxes from share-based awards.

During 2023, our financing activities primarily included $34.1 million in proceeds received upon consummation of the Business Combination and Series A Preferred Stock issuance slightly offset by $9.4 million in related transaction costs paid. We also received $20.0 million in proceeds upon the close of the Private Placement, $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and $16.1 million in proceeds from the exercise of warrants, slightly offset by member distributions of $8.0 million.

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

During the fourth quarter of 2022, construction was completed for the Small Engine Verification facility (the “SEV” facility) portion of the lunar operations center, and we took possession of the SEV facility. As of September 30, 2024, the Company recorded right-of-use assets of $2.8 million and corresponding lease liabilities of $3.3 million.

During the third quarter of 2023, the remaining construction for the LPOC was near completion, we took possession of the entire facility. Upon commencement of the lease, we determined that the LPOC qualified for sale and leaseback accounting, with the leaseback being classified as an operating lease. As of September 30, 2024, the Company recorded right-of-use assets of $31.3 million and operating lease liabilities of $28.4 million. As of September 30, 2024, we have approximately $1.3 million of contractual obligations to complete construction of the LPOC which will be funded through available cash on hand.

During the third quarter of 2024, the Company commenced two new lease agreements. In September 2024, the Company entered into a building and land lease agreement in Maryland. This facility is intended to provide space for the designing, building, and testing of space-flight mechanisms and electro-mechanical systems for use in space or on the lunar surface. The lease agreement has an initial term of 10 years, 3 months. As of September 30, 2024, the Company recorded right-of-use assets of $3.1 million and operating lease liabilities of $3.1 million. Also, in August 2024, we entered into a facility lease agreement in Arizona to support operations and data analysis of NASA’s Lunar Reconnaissance Orbiter and ShadowCam cameras and imagery. The lease agreement has an initial term of 52 months. As of September 30, 2024, the Company recorded right-of-use assets of $1.2 million and operating lease liabilities of $1.2 million.
Live Oak Credit Mobilization Facility

For disclosures regarding our Live Oak Credit Mobilization Facility, refer to the preceding discussions under Liquidity and Capital Resources and Note 5 - Debt.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. As of September 30, 2024, we had remaining purchase obligations under non-cancelable commitments with nine vendors totaling $23.8 million of which $19.0 million is due within the next twelve months and the remaining $4.8 million is due in the subsequent twelve-month period.
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
Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2023 Annual Report on Form 10-K and our Quarterly Report for the quarters ended March 31, 2024 and June 30, 2024. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed except as disclosed below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name	Title	Date Entered	Date Expires	Shares
Steven Vontur	Chief Accounting Officer and Controller	September 13, 2024	August 11, 2025	the sale of up to 42,500 shares and contains pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Intuitive Machines, Inc.

Date:	November 15, 2024	By:	/s/ Peter McGrath
Peter McGrath
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

Date:	November 15, 2024		/s/ Steven Vontur
Steven Vontur
Chief Accounting Officer and Controller
(Principal Accounting Officer)