Form 10-K
period 2024-12-31
Intuitive Machines, Inc.
filed 2025-03-25
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2024, based on the closing price of $3.30 for shares of the registrant’s Class A Common Stock as reported by the Nasdaq Stock Market, was approximately $190.3 million.

As of March 18, 2025, the Registrant had 115,725,043 shares of Class A common stock, $0.0001 par value, 0 shares of Class B common stock, $0.0001 par value, and 62,594,533 shares of Class C common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTUITIVE MACHINES, INC.

Each of the terms the “Company,” “Intuitive Machines,” “IM,” “we,” “us,” or “our” and similar terms used herein refer collectively to Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp or “IPAX”) and its consolidated subsidiaries, unless otherwise stated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” “strategy,” “outlook,” the negative of these words or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to statements regarding our expectations and plans relating to our missions to the Moon and other projects, including the expected timing thereof and our progress and preparation thereof; our expectations with respect to, among other things, demand for our product portfolio, our submission of bids for contracts; our expectations regarding protests of government contracts awarded to us; our operations, our financial performance and our industry; our business strategy, business plan, and plans to drive long term sustainable shareholder value; and our expectations on revenue and cash generation. These forward-looking statements reflect our predictions, projections or expectations based upon currently available information and data. Our actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. The following important factors and uncertainties, among others, could cause actual outcomes or results to differ materially from those indicated by the forward-looking statements in this Annual Report:
•our reliance upon the efforts of our key personnel and Board of Directors (the “Board”) to be successful;
•our limited operating history;
•our failure to manage our growth effectively and failure to win new contracts;
•our customer concentration;
•competition from existing or new companies;
•unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities;
•failure of the market for commercial spaceflight to achieve the growth potential we expect;
•any delayed launches, launch failures, failure of landers to conduct all mission milestones, failure of our satellites to reach their planned orbital locations, failure of lunar landers to reach their planned locations, significant increases in the costs related to the launches of satellites and lunar landers, and insufficient capacity available from satellite developers and launch service providers;
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
•counterparty risks on customer contracts and failure of our prime contractors to maintain their relationships with their counterparties and fulfill their contractual obligations;
•failure to successfully defend protest from other bidders for government contracts;
•failure to comply with various laws and regulations relating to various aspects of our business and any changes in the funding levels of various governmental entities with which we do business;
•our failure to protect the confidentiality of our trade secrets and unpatented know-how;
•our failure to comply with the terms of third-party open source software our systems utilize;
i

•our ability to maintain an effective system of internal control over financial reporting, and to address and remediate any material weaknesses in our internal control over financial reporting;
•the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year, and our dependence on U.S. government contracts and the available funding by the U.S. government;
•our failure to comply with U.S. export and import control laws and regulations and U.S. economic sanctions and trade control laws and regulations;
•uncertain macro-economic and political conditions and rising inflation;
•our history of losses and failure to achieve profitability in the future or failure of our business to generate sufficient funds to continue operations;
•the cost and potential outcomes of pending and any future litigation;
•our public securities’ potential liquidity and trading;
•the sufficiency and anticipated use of our existing capital resources to fund our future operating expenses and capital expenditure requirements and needs for additional financing; and
•and other factors detailed under the section titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Annual Report.

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

•Customer concentration creates risks for our business.

•Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer work orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

•Unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities could have a material adverse effect on our business, results of operations, and financial condition.

•The market for commercial spaceflight is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

•We may experience delayed launches, launch failures, failure of lunar landers to reach their planned locations, failure of landers to conduct all mission milestones, significant increases in the costs related to launches of lunar landers, and insufficient capacity available from lunar lander launch providers. Any such issue could result in the loss of our lunar landers or cause significant delays in their deployment, which could harm our business, results of operations and financial condition.

•We may experience delayed satellite launches, failure of our satellites to reach their planned orbital locations, significant increases in production costs of our satellites. Any such issue could harm our business, results of operations, and financial condition.

•We have a history of net operating losses and may not achieve profitability in the future. We may need additional capital to fund our operations. If we fail to obtain additional capital, we may be unable to sustain operations.

•We rely on a limited number of suppliers for certain materials and supplied components. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms.

•Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.

•Rising inflation and costs may materially impact our business, results of operations, and financial condition.

•We are dependent on technology and automated systems to operate our business.

•We may use artificial intelligence (“AI”) in our business or systems, and challenges with properly managing its use could result in competitive and reputational harm and negatively impact the operations and profitability of our business.

•If our prime contractors fail to maintain their relationships with their counterparties and fulfill their contractual obligations, our performance as a subcontractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially and adversely from those anticipated.

•Global pandemics, epidemics, outbreaks of infectious diseases or public health crises have disrupted our business and could have a material adverse effect on our business, results of operations, and financial condition.

•We are subject to counterparty risk on contracts with our customers. If a counterparty to one of our contracts were to default or otherwise fail to perform or be delayed in its performance on any of its contractual obligations to us, such default, failure to perform or delay could have a material adverse effect on our business, results of operation, and financial condition.

•If we are unable to protect the confidentiality of our trade secrets and know-how, our business and competitive position may be harmed.

•Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.

•We are subject to stringent U.S. export and import control laws and regulations and U.S. economic sanctions and trade control laws and regulations.

•Our systems utilize third-party open source software, and any failure to comply with the terms of one or more of these open source software licenses could adversely affect our business, subject us to litigation, or create potential liability.

•As a public reporting company, we are subject to rules and regulations established by the SEC regarding our internal control over financial reporting. Our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A Common Stock.

•We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, results of operations, and financial condition.

•Our actual results may differ significantly from our earnings guidance.

•Our operating results may vary significantly from quarter to quarter.

•Our business and operations could be negatively affected if it becomes subject to certain claims, litigation or shareholder activism, which could, among other things, cause us to incur significant expense, negatively impact our reputation, hinder execution of business and growth strategy and impact our stock price.

•Our principal asset is our interest in Intuitive Machines, LLC, and, accordingly, we will depend on distributions from Intuitive Machines, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement, and to pay dividends. Intuitive Machines, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

PART I

Item 1. Business
Overview
Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp. or “IPAX”), collectively with its subsidiaries (the “Company,” “IM,” “Intuitive Machines,” “we,” “us” or “our”) is a space technology, infrastructure, and services company. We were founded in 2013 as Intuitive Machine, LLC and incorporated in February 2023 following the consummation of the Business Combination (as defined herein Note 1) of Intuitive Machines, Inc. and Intuitive Machines, LLC.

As a space technology, infrastructure, and services company, we are contributing to the establishment of cislunar infrastructure and helping to develop cislunar and deep space commerce. Cislunar encompasses objects in orbit in the Earth-Moon system and on the Lunar surface, while deep space exploration is space beyond the Moon, including Mars. We believe we have a leading position in the development of technology platforms operating in three core pillars —delivery services, data transmission services, and infrastructure as a service— as described below under Our Business Strategy. We are focused on establishing the lunar infrastructure associated with each of the three pillars, which provides the basis for commerce to inform and sustain human presence off Earth. Our vision is that our infrastructure services enable our customers to focus on their unique contributions to create a thriving, diverse cislunar economy and expand the commercial space exploration marketplace to the Lunar surface and beyond.

The United States (“U.S.”) government has indicated that returning to the moon is of strategic importance to the U.S. and we believe it will continue to have bipartisan support as we enter the next generation space race with the People’s Republic of China (“China”). We believe that space is the next economic frontier, with the moon being the next stepping stone, and the increased demand from governments, intelligence agencies, commercial industries, and private individuals has created multiple opportunities for long-term growth. We intend to participate in expanding the cislunar economy through a steady cadence of missions, with the intent of offering reduced cost of access and operations while providing reliable missions on a defined schedule. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position, as evidenced by four Commercial Lunar Payload Services (“CLPS”) awards to date as of December 31, 2024. On February 22, 2024, our Nova-C lander became the first U.S. vehicle to softly land on the lunar surface since 1972, utilizing our Nova-C Guidance, Navigation and Control (“GN&C”) and Propulsion systems, both of which were designed and are produced in-house. Our IM-1 Nova-C lander carried approximately 100 kilograms of science experiment and technology demonstration payloads, including the first CLPS payload, to a landing site closer to the lunar south pole than any previous mission. We operated on the lunar surface beyond the CLPS required mission duration and downloaded over 500 MB of payload customer data on our commercial Lunar Data Network. In March 2025, our IM-2 mission landed at the southernmost location of the moon, 5 degrees from the south pole. While in transit, our space to ground communications brought down over 8GB of data from space over our network; delivered 3 rideshare customers to trans lunar injection orbit and assisted them with ground tracking and communication; and demonstrated precision autonomous orbit operations circling the moon for 39 orbits over a 72 hour period. While on the surface, we demonstrated the ability to manage power in thermal conditions on the south pole surface and in a crater. With the challenge of not being able to recharge the IM-2 lander solar panels post landing, the mission was still able to complete several mission and payload milestones, including downloading 500 MB of payload customer data from the lunar surface. See Our Business Strategy for a description of our additional lunar missions, lunar relay communications, lunar vicinity navigation, and autonomous surface rover operations.

The U.S. Space Force (“Space Force”) has recently begun to turn its attention to the cislunar space, as noted in the Mitchell Institute paper “Securing Cislunar Space and the First Island Off the Coast of Earth.” As the leading CLPS provider and the first company to have successfully landed and operated on the Moon, we believe we are at the forefront of NASA's push for a sustainable return to the lunar surface, while simultaneously driving critical early conversations with the U.S. Department of Defense (“U.S. DoD”) and Space Force to secure the Moon and cislunar space to ensure peaceful and strategic operations in this emerging domain.
Our Business Strategy
We are a leading space technology, infrastructure, and services company committed to fundamentally disrupting lunar access economics. Our innovative approach focuses on three core pillars (as described below) designed to meet the growing demand for lunar services and establish a robust lunar economy.

•Delivery Services provides for the transportation and delivery of payloads, such as, satellites, scientific instruments and cargo to various destinations in space, in addition to rideshare delivery and lunar surface access.

•Data Transmission Services offerings include the collection, processing, and interpretation of space-based data, utilizing AI applications, such as, command, control, communications, reconnaissance and prospecting.
•Infrastructure as a Service delivers space assets performing tasks and making decisions without human intervention that are designed to perform essential functions, such as, navigation, maintenance, scientific data collection, and system health monitoring.
We integrate these fundamental pillars to not only enable access to the Moon but also lay the foundation for a thriving cislunar and deep space economy. We believe our delivery, data transmission, and infrastructure capabilities uniquely position us to drive innovation, create long-tail revenue streams, and ultimately support humanity’s push to establish profitable industries in space. We expect to achieve leading time to market across these core pillars driven by our short design to manufacture process, enabled through vertical integration and rapid iterative testing. We leverage technologies developed for our three core service pillars to expand into adjacent markets where these capabilities provide a competitive advantage. See Our Services and Solutions below for a detail discussion of our core pillars.
Our Customers and Partners
We are an integral partner to our customers and partners. We execute on our commitments and develop solutions for our customers’ toughest challenges.

Our customers include, but are not limited to:
U.S. Government

•NASA.  We are partnered with NASA and service NASA through four missions to date under their CLPS contract program. We work to provide NASA with access to the lunar surface as well as cislunar data for science, technology, and infrastructure. Our IM-1 mission landed 9 degrees from the lunar South pole in March 2024. In March 2025, our IM-2 mission landed at the southernmost location of the moon, 5 degrees from the south pole. With the challenge of not being able to recharge the IM-2 lander solar panels post landing, the mission was still able to complete several mission and payload milestones. We are also one of three prime contractors for NASA developing designs for a Lunar Terrain Vehicle, that includes the Nova-D lander. We were one of two awardees for NASA's Near Space Network Direct-To-Earth data services to the lunar vicinity (1.2) and beyond the lunar vicinity (1.3). We were also the sole awardee for the Near Space Network's data relay services (2.2), which will provide a constellation of satellites around the Moon to provide communications and navigation services.

•National Security Space. We offer our cislunar service capability to customers in the National Security Space (“NSS”) sector, as well as in civil and commercial space. Customer needs for transportation, data transmission, and infrastructure services are similar in these sectors and we are actively pursuing opportunities with NSS customers. The Space Forces’ requirement to ensure freedom of action in space is driving their initial focus on cislunar Space Domain Awareness sensors and xGEO Position Navigation and Timing solutions as a result of the ongoing efforts by the U.S. and China to return to the lunar surface in a sustainable manner.

•U.S. Department of Defense. In 2023, we won our first significant award with the U.S. DoD Air Force Research Laboratory, the $9.5 million JETSON Low Power contract.

•State Governments. Many state governments are investing in space economy development, recognizing this as an emerging market with opportunities for growth for their constituents. With facilities in Texas, Arizona, and Maryland, we are actively engaged in partnering with state governments to expand our capabilities for economic growth.

Commercial
Our domestic customers for our first 3 missions include customers such as Columbia Sportswear Company, Nokia Corporation, Aegis Aerospace, Inc., and AstroForge.

International
Our global customers include national space agencies in Europe and Asia. Our largest international customer awarded us a contract for $16.8 million to provide lunar rover services.

Our Partners
Our partnerships are integral to our growth strategy. Under Delivery Services we partner with satellite communication companies, including Goonhilly to support our ground services and lunar missions. For Data Transmission Services we support our LDN network with various partners, including CesiumAstro and CSIRO. In addition, under Infrastructure as a Service, our Moon Reusable Autonomous Crewed Exploration Rover (“RACER”) is being developed for the LTV contract through a global partnership team including, AVL, Boeing, Fugro, Michelin, Northrop Grumman, and Roush.

Our Services and Solutions
Delivery Services
We utilize our proprietary lunar lander vehicles to service CLPS contracts by flying NASA scientific equipment and commercial payloads to the lunar surface and supporting mission operations. With four CLPS contracts awarded to date, we are pioneering lunar access. We are also scaling our lander capabilities to support larger payloads, including heavy cargo-class infrastructure delivery for projects like the Lunar Terrain Vehicle (“LTV”), ensuring a reliable path for sustained human and robotic exploration of the Moon.

We deliver experiments and technology demonstrations for both NASA and commercial customers, including deployment of the PRIME-1 drill to test for water ice and our Hopper, a drone to test the Nokia LTE network in space. During our IM-2 mission, we were able to conduct science with the PRIME-1 drill, and performed testing on the Nokia LTE network in space. Due to IM-2 mission’s landing anomalies, some payloads, such as the Micro-Nova Hopper was not deployed. The workhorse of the Nova-C lander is the VR900 liquid oxygen (LOX)/liquid methane (LCH4) engine, which is a fully additively manufactured (3D printed) rocket engine, which we design, manufacture, and test in-house at Intuitive Machines’ Lunar Production and Operation Center (LPOC). Building off the solid framework of our Nova-C lander systems and structures, we have designed a scalable production path for the development and construction of additional space vehicles. The Nova-D lander in development, intends to incorporate technologies developed for the Nova-C, and will have multiple variations built to support projected payload capacities of 500-2500 kilograms. The Nova-D has completed System Definition Review (SDR) and Preliminary Technical Reviews (PTRs). Our largest lander, the Nova-M, will use VR3500 engines to carry approximately 5,000-7,500 kilograms of payload to the lunar surface. Nova-M is a future development effort. These options are designed to afford flexibility for our customers as we pioneer a thriving, diverse lunar economy and enable a permanent presence on the Moon. Importantly, they are also all based on the same flight-proven LOX/Methane technology, which is designed and manufactured in-house.

In August 2024, NASA awarded Intuitive Machines a $116.9 million contract to deliver six science and technology payloads, including one European Space Agency-led drill suite to the Moon’s South Pole. This award leverages the Company’s lunar delivery, data transmission, and autonomous operation capabilities to explore the region targeted for sustained human operations. As part of NASA’s CLPS initiative, this marks the Company’s fourth contract award, IM-4, to deliver science and technology payloads and return valuable data while autonomously operating on the surface of the Moon.

As of December 31, 2024, the contracted value of our Delivery Services pillar includes $430.2 million of NASA CLPS and Tipping Point contracts, $52.4 million of commercial payloads, and $36.3 million of rideshares contracted on IM-2, IM-3 and IM-4. In addition, as of December 31, 2024, we have $1.6 million in commercial sponsorships and content sales, which provides us with another source of revenue outside of our core operations. Our three NASA lunar missions are contracted to fly on SpaceX’s Falcon 9.

Revenue streams from delivery services are expected to include transportation and delivery of payloads (satellites, scientific instruments, and cargo) to various destinations in space, including rapid in-space mobility solutions enabled by our proprietary engine technology.

Data Transmission Services
We believe that our Data Transmission Services offering is made up of a validated and complete lunar communications solution. Our Lunar Data Network (“LDN”) consists of our Nova Control Center (“NCC”), our existing global collection of dishes called the Lunar Telemetry, Tracking and Communications Network (“LTN”), and a constellation of Lunar Data Network Satellites to be deployed as part of our NSN 2.2 contract award.

In September 2024, NASA awarded Intuitive Machines the sole NSN contract for communication and navigation services for missions in the near space region, which extends from Earth’s surface to beyond the Moon (NSN 2.2). The NSN contract is a firm-fixed-price, multiple award, Indefinite-Delivery/Indefinite-Quantity (“IDIQ”) task order contract, with a base period of five years with an additional five-year option, with a maximum potential value of $4.82 billion. The initial NSN contract award includes incrementally funded task orders totaling $150.0 million over the next 3 years. As the sole awardee of the initial tranche of NSN contracts, we are deploying a constellation of lunar relay satellites to provide continuous cislunar communication and navigation services. This capability supports NASA’s Artemis missions while introducing a scalable, pay-by-the-minute data service model, enabling enhanced video, telemetry, and autonomous navigation. Our strategy leverages the additional performance capacity of our lunar landers to deploy satellites at marginal costs, creating a robust and cost-effective lunar communication infrastructure that forms the data backbone of our cislunar operations. We believe providing these lunar data and navigation services to NASA, NSS, and commercial/international customers will be an increasingly important priority.

In December 2024, NASA awarded Intuitive Machines NSN contracts for DTE services for the lunar vicinity (NSN 1.2) and beyond the lunar vicinity (NSN 1.3). These contracts allow use of terrestrial ground stations to support science missions in lunar orbit, on the lunar surface, or beyond the Moon. Our network is secured by layered levels of protection including advanced architecture, enterprise-level endpoint and antivirus protection, and Splunk advanced Security Information & Event Management (“SIEM”) control. Our Network Control Center (“NCC”) is located at our headquarters in Houston, Texas and was built from the ground up. NCC enables collaboration, innovation and seamless operations, in this 24-hour facility that was designed to provide tracking, telemetry and communications support for cislunar space and the surface of the Moon.

Once established and deployed, the data transmission services are expected to include and support NASA, U.S. national security, international, and commercial data needs. We will collect, transmit, and monetize data buys from data collected in-transit to the moon, in a variety of cislunar orbits, and on the surface of the moon for our future missions.

Infrastructure as a Service
Our Infrastructure as a Service pillar delivers essential systems and platforms to enable sustainable lunar exploration and commercial activity. By focusing on mobility, energy, and operational capabilities, we are creating the foundational infrastructure needed to support NASA’s Artemis campaign and commercial endeavors on the Moon. Key areas of focus include the LTV, its commercialization potential, and the Fission Surface Power (“FSP”) initiative, all designed to build a thriving and sustainable lunar economy.

During 2024, NASA awarded Intuitive Machines $30.8 million for the LTV contract to support the agency’s Artemis Campaign as a prime contractor, leading the development of the Moon RACER, within NASA’s $4.6 billion LTV Services project. Designed to operate in extreme lunar conditions, including the Moon's South Pole, the LTV features advanced autonomous driving, power management, and communications systems. Engineered with input from Apollo-era astronauts, the Moon RACER combines modern technology with practical design elements like ergonomic controls and dual-side operability to optimize performance for Artemis astronauts. Delivered by our Nova-D cargo-class lunar lander, the LTV enhances crewed and robotic exploration capabilities by enabling the transport of scientific equipment, infrastructure, and lunar resources across vast distances.

Beyond NASA’s Artemis program, we are driving the commercialization of the LTV to support diverse lunar infrastructure needs. The LTV is designed to manage a network of modular trailers that can support various applications, such as regolith harvesting, resource mining, biomanufacturing, and power generation. This innovative operational model mirrors Earth’s semi-truck and trailer logistics system, providing scalable and flexible mobility solutions on the Moon. Our LTV Commercialization Committee is actively engaging with science and business stakeholders to refine use cases, develop operational requirements, and determine pricing strategies for these services. By offering commercial mobility solutions, we aim to enable lunar businesses to thrive and extend the value of the LTV far beyond Artemis missions.

To address the critical need for reliable, continuous power on the Moon, we have collaborated with X-energy through the IX, LLC joint venture (further described in Note 15 - Variable Interest Entities) to develop a FSP system. This IX team was awarded a $5 million Phase 1 contract by NASA and the Department of Energy, and the IM-led team is maturing the design to support NASA’s fission reactor future and evolving needs to provide sustainable energy for lunar habitats, research stations, and autonomous operations. Integrated with our landers and lunar infrastructure, the FSP system is pivotal for supporting long-duration missions in harsh lunar environments, including 14-day lunar nights. In August 2024, the IX team was awarded a $2.9 million follow-on contract (Phase 1A) to continue to mature the design and conduct technology demonstrations to validate heat transfer to support energy generation. Leveraging our expertise in spacecraft design and lunar operations, Intuitive Machines is developing a reliable power source that not only supports NASA’s Artemis program but also lays the groundwork for future Mars exploration and commercial power needs.

By delivering mobility, power, and operational capabilities as services, Intuitive Machines is enabling a new era of exploration and sustainable economic growth, establishing the Moon as a thriving hub for science, commerce, and human expansion.

Adjacent and Opportunistic Market Opportunities
Due to Intuitive Machines’ unique technology platforms and engineering expertise, we are also pursuing and executing on business opportunities outside the three core pillars for customers aligned with our talent and product offerings. This includes work on the JETSON Low Power project for the Air Force Research Laboratory (AFRL), the development of scalable reentry technologies, and federal engineering services contracts at various NASA centers.

In the $9.5 million JETSON Low Power project, we are helping AFRL develop the architecture and technology for deploying and maintaining a network of navigation beacons in cislunar space that require little-to-no support once delivered to their orbits. This includes a new radioisotope power generator that gives IM invaluable experience with nuclear power systems that can be applied to future lunar surface infrastructure, such as NASA’s FSP program.

We have also made significant progress to date in federal services contracts. Our federal service contracts provide us access to one of our key customers, NASA, allows us to develop technologies important for the cislunar economy, and provides a skilled labor force which can support our three core pillars. In 2023, we were awarded as the prime contractor by NASA on the OMES III contract, with a focus on spacecraft mechanisms and robotics. In addition in 2024, we were also selected as an awardee under the One Acquisition Solution for Integrated Services Plus Multi-Agency Contract (“OASIS+”).
Our Competition
Competition in our addressable market is mainly divided between incumbents, such as Lockheed Martin and Blue Origin who pursue larger, more complex contracts such as crewed lunar missions, and next generation players, including our competitors on the CLPS contract such as Astrobotic and Firefly Aerospace. Competitors for the next phases of LTVS include Lunar Outpost and Astrolab Venturi and our competitors for the NSN contract included Kongsberg Satellite Services (“KSAT”), Swedish Space Corporation (“SSC”), and Telespazio.
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

Research and Development: Our research and development (“R&D”) team is integrated across our engineering organization to leverage the best engineers within each discipline and prevent stovepipes within our technology, yielding fully integrated systems that reduce time to market. Our R&D scope includes company rollover, acquisition, optimizing capital structure, and general corporate purposes. Our R&D team is also responsible for developing and innovating our proprietary technology platforms.

We continue to invest in R&D, particularly as it relates to “survive the night” and our larger lander design to make our platform more accessible to a wider range of customers, as well as innovating our space technology to capture various types of data efficiently. Current priorities include advancing our pump and tank technologies to gain greater efficiencies and performance.

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

We obtain raw materials and components from suppliers that we believe to be reputable and reliable. We have established and follow internal quality control processes to source suppliers, considering quality, cost, delivery and lead-time. We instill responsibility for quality at the lead level to ensure our suppliers and internally built hardware meet the required quality standards. While we largely source raw materials and components from multiple sources, in some cases raw materials and components are sourced from a limited number of suppliers. In these situations, as we endeavor to diversify our supply chain, we manage this risk through using material requirements planning, including material forecasting and planning, safety stock, and bulk and advance buying with focused efforts on long-lead items. Also, for a further discussion on our supply chain risks, see Part I, Item 1A Risk Factors of this Annual Report, “We rely on a limited number of suppliers for certain materials and supplied components. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms.”
Manufacturing, Assembly and Operations
Houston, Texas. We have a leased integrated manufacturing facility in Houston, TX which includes our corporate headquarters and Lunar Production and Operations Center (“LPOC”) at the Houston Spaceport at Ellington Airport. The center was completed in late 2023 and spans across about 12.5 acres of real estate, and has more than 100,000 square feet of office and advanced production space. The LPOC serves as a production and testing facility of lunar lander components and other aerospace related operations. Our LPOC features tiered storage, an advanced loading dock, and a production area with 45-foot ceilings and crane capable of handling all Nova Lunar Lander designs. The manufacturing capability supports R&D, rapid prototyping and flight level hardware in an integrated and disciplined manner applying the correct level of rigor to the appropriate process. We are ISO 9001:2015 and AS9100D certified and adhere to the appropriate quality and process controls on a continuous basis. See “Item 2 Properties” for further discussion of our facilities.

Glen Burnie, Maryland. In 2024, we expanded our Maryland presence and opened our leased 22,000 square foot Maryland facility that focuses on mechanisms and robotics. This facility builds and tests space-flight equipment and hardware. The staff consists primarily of mechanical and aerospace engineers, as well as electromechanical technicians and related engineering support staff.

Phoenix, Arizona. In 2024, in connection with the Lunar Reconnaissance Orbiter Camera (“LROC”) and Shadow Cam subcontracts, we opened our leased 16,000 square foot lunar data analytics facility in Phoenix, Arizona where we perform operations for lunar assets and operations, analyze landing site and mobility paths on the Moon.
Human Capital

As of December 31, 2024, we had 435 employees throughout our operations. At Intuitive Machines, our human capital management approach starts with a foundation in our core RIDE Values of Respect, Integrity, Dedication and Excellence. We value technical expertise, original thinking, adaptability, and a willingness to collaborate with our excellent team. While our original workforce is rooted in aerospace, we welcome new perspectives and technology expertise as we grow. We extend our corporate culture to create a safe and welcoming environment for all employees to reach their full potential, which improves performance outcomes, increases productivity, and boosts retention, employee morale and fellowship. From our lunar operations & production center in Houston, Texas, to our new mechanisms and robotics facility in Glen Burnie, Maryland, to our newest office for data scientists in Phoenix, Arizona, we’re deliberately creating onsite workspaces that are specific to our needs, allow for growth, and foster collaboration and innovation.
Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademarks, unpatented trade secrets, unpatented know-how, copyrights, license agreements, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property. We enter into confidentiality agreements and invention or work product assignment agreements with our employees, suppliers, and consultants to protect, control access to, and clarify ownership of, our proprietary information. We continually review and update our intellectual property portfolio to help ensure that we have adequate protections and rights.

Government and Environmental Regulations

Government Regulations
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur or will incur costs to monitor and take actions to comply with governmental regulations that are or will be applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, export and import control, economic sanctions and trade embargo laws and restrictions and regulations of the U.S. Department of Transportation, Federal Aviation Administration (“FAA”), Federal Communications Commission (“FCC”) and other government agencies in the United States.

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

We perform certain contracts under cost-reimbursable contracts with NASA and other U.S. governmental agencies. If the U.S. government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties. If performance issues arise under any of our government contracts, the customer retains the right to pursue remedies, which could include termination under any affected contract. Generally, our customers have the contractual right to terminate or reduce the amount of work under our contracts at any time.

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

These challenges and uncertainties may impair our ability to attract, retain and motivate key personnel. The departure of key employees because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us could have a negative effect on our business, financial condition or results of operations.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have a limited operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. While our business has grown, and much of that growth has occurred in recent periods, the markets for launch services, space systems, spacecraft components and space data applications may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors or cancellations of government programs, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

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

•continuing to improve the existing operational management and financial reporting systems and team to comply with requirements as a public company; and

•implementing and enhancing administrative infrastructure, systems and processes.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, information technology, cybersecurity and manufacturing functions. These efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for the manufacture of our space vehicles and related equipment.

Our continued growth, including recent awards, could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to produce our space vehicles and related equipment, and delays in production. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.

Customer concentration creates risks for our business.

For the years ended December 31, 2024 and 2023, approximately 90% and 74% of our revenues came from one major customer. To the extent that any large customer were to default or otherwise fail to perform or be delayed in the fulfillment of its contractual obligations to us, changes its ordering patterns or business strategy, or otherwise reduces its purchases or stops purchasing our products or services, or if we experience difficulty in meeting the demand by these customers for our products or services, our revenues and results of operations could be adversely affected.

Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including lower and mid-tier federal contractors with specialized capabilities and the federal government. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share putting more downward pressure on prices and offering a more robust portfolio of products and services. We are subject to competition based upon product designs, performance, pricing, quality, and services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing.

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

Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings, and cash flows. A prolonged failure to maintain significant U.S. government operations or delays or cancellations of U.S. programs based on budgetary constraints, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings, and cash flows. Continued uncertainty related to recent and future government shutdowns, including related to a change in administration, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations.

Furthermore, on January 20, 2025, President Donald J. Trump announced an executive order establishing the “Department of Government Efficiency” to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect the funding for individual programs and delay purchasing decisions by our customers.

Unsatisfactory performance of our spaceflight systems or security incidents at our facilities could have a material adverse effect on our business, results of operations, and financial condition.

We manufacture and operate highly sophisticated spaceflight systems that depend on complex technology. We also work cooperatively with our suppliers, subcontractors, venture partners and other parties (collectively, “Third Parties”). Failures and disruptions or compromises to our or our Third Parties’ systems may be caused by natural disasters, fires (including wildfires), accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, bugs or vulnerabilities, physical or electronic break-ins, human error, intentional conduct, targeted cyberattacks, or similar events or incidents. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our spaceflight systems and our facilities meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, pilot error, failure of Third Party safeguards, natural disasters, cyber-attacks, or other intentional acts, that could result in potential safety risks. For example, the IM-2 mission experienced landing anomalies that impacted our ability to complete all mission milestones. There can be no assurance that our preparations, or those of Third Parties, will be able to prevent any such incidents.

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

If any of our systems, the systems of any critical Third Parties upon which we rely or our customers’ systems are, or appear to be, breached, damaged, or if unauthorized processing of customer or third-party data is otherwise performed, public perception of our products services may be harmed, and we may lose business and incur losses or liabilities.

Threat actors (such as ransomware groups) are becoming increasingly sophisticated and using tools and techniques that are designed to circumvent security controls, to evade detection and to remove or obfuscate forensic evidence. Our and our Third Parties’ technology systems and networks may be damaged, disrupted, or compromised by malicious events, such as cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire (including wildfires), power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by Third Parties. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our Third Parties may be unable to anticipate these techniques or implement adequate preventative measures. While we have implemented what we believe is an appropriate information security program with cybersecurity procedures, practices, and controls, the control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with Third Parties that we rely on are beyond our control and we cannot guarantee that our or our Third Parties’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of Third Parties that support us and our products and services. In addition, our defensive measures, including back-up systems and disaster recovery plans, or those of our critical Third Parties, may fail to timely or effectively anticipate, detect, prevent or allow us to recover from cyberattacks.

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

The market for commercial spaceflight is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

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

We may experience delayed launches, launch failures, failure of lunar landers to reach their planned locations, failure of landers to conduct all mission milestones, significant increases in the costs related to launches of lunar landers, and insufficient capacity available from lunar lander launch providers. Any such issue could result in the loss of our lunar landers or cause significant delays in their deployment, which could harm our business, results of operations and financial condition.

Delays in launching landers are common and can result from manufacturing delays, unavailability of reliable launch opportunities with suppliers, launch supplier schedule delays, delays in obtaining required regulatory approvals, changes in landing coordinates, updates to mission specifications (including mission scope and objectives) and launch failures. If lander manufacturing schedules are not met, a launch opportunity may not be available at the time the landers are ready to be launched. We also share launches with other manufacturers who may cause launch delays that are outside of our control. In addition, launch vehicles may fail, which could result in the destruction of any landers we have in such launch vehicle or an inability for the landers to perform their intended mission. Launch failures also result in significant delays in the deployment of landers because of the need to manufacture replacement parts, which typically takes up to six months or longer, and to obtain another launch opportunity. We also regularly review intended landing coordinates in order to determine the optimal landing site for our landers in consultation with NASA, while also updating mission specifications such as the scope of missions and the mission objectives. As such, from time to time, we have made, and expect to continue to make, material modifications to our missions, each of which may, alone or in the aggregate, cause us to experience material delays. Further, it could be more costly, and potentially prohibitively more costly, for us to launch and deploy our landers in the future due to increases in the cost of launches, launch insurance rates and launch-related services. In addition, any mission anomalies at launch, during transit, or during landing could limit our ability to complete all of our contracted mission milestones. Any launch failure, underperformance, mission anomalies, delay or increased cost on lander launches or related services could have a material adverse effect on our results of operations, business prospects and financial condition.

We may experience delayed satellite launches, failure of our satellites to reach their planned orbital locations, significant increases in production costs of our satellites. Any such issue could harm our business, results of operations and financial condition.

Delays in launching satellites are common and can result from manufacturing delays, updates to mission specifications (including mission scope and objectives) and launch failures. In September 2024, NASA awarded us a verification task order for NSN communication and navigation services for missions in the lunar region. For the Company to begin to have services under the NSN contract, we must successfully launch at least one satellite into a lunar orbit and five satellites to complete the constellation. If satellite schedules are not met, our operations may be materially adversely impacted. In addition, satellite deployment mechanisms may fail, which could result in an inability for the satellites to perform their intended mission. Further, it could be more costly, and potentially prohibitively more costly, for us to build and deploy our satellites in the future due to supplier cost increases. Any satellite failure, underperformance, delay or increase cost could have a material adverse effect on our results of operations, business prospects and financial condition.

We have a history of net operating losses and may not achieve profitability in the future. We may need additional capital to fund our operations. If we fail to obtain additional capital, we may be unable to sustain operations.

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

Although there have been and will continue to be technological advances in spaceflight, it is still an inherently dangerous activity. Explosions and other accidents on launch or during the flight have occurred and will likely occur in the future. If such incident should occur, we will likely experience a total loss of our systems, products, technologies and services and our customers’ payloads. The total or partial loss of one or more of our products or customer payloads could have a material adverse effect on our results of operations and financial condition. For some missions, we can elect to buy launch insurance, which can reduce our monetary losses from the launch failure, but even in this case we may have uninsured losses associated with failures after launch and a launch failure will have losses associated with our inability to test our technology in space and delays with further technology development.

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

The release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business could disrupt and harm our business, results of operations, and financial condition.

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

Our ability to manufacture our launch vehicles is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices, quality, and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in manufacturing our spacecraft or increased costs.

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

We sell complex and technologically advanced products and services, including rocket launch services, mission services, satellite services, spacecraft and spacecraft components. Sophisticated software used in our products and services, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from Third Parties. Most of the launch vehicles, spacecraft and spacecraft components we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. Our products and services may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the launch vehicles, spacecraft, spacecraft components and systems we sell and/or use. Failure to do so could result in lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards.

Rising inflation may materially impact our business, results of operations and financial condition.

Inflation has increased recently. Inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have and may continue to experience cost increases. Although we may take measures to mitigate the impact of inflation, if these measures are not effective, our business, financial condition and results of operations could be materially adversely affected.

We are subject to counterparty risk on contracts with customers. If a counterparty to one of our contracts were to default or otherwise fail to perform or be delayed in its performance on any of its contractual obligations to us, such default, failure to perform or delay could have a material adverse effect on our business, results of operations and financial condition.

Our budgeted capital expenditures, forecasted growth and strategic plan are based on revenues expected to be generated pursuant to signed contracts existing as of the date such budget, forecast and strategic plan are approved by management and our Board. If a customer were to default or otherwise fail to perform or be delayed in the fulfillment of its contractual obligations to us, we would be required to adjust our budget, forecasts and strategic plans to mitigate the impact of such circumstance, which may negatively affect our business, financial condition, cash flows and/or liquidity. Additionally, if the scope of anticipated work related to any customer contract were to change due to unforeseen circumstances or evolving requirements of one or more of our counterparties, we may be unable to generate revenue on our anticipated timeline or may be required to incur increased costs from those originally estimated for a project, which could cause our budgets, forecasts and plans to be inaccurate. For instance, due to a change in the landing site of the IM-1 mission and an incremental delay in milestone payments, certain revenue associated with this mission shifted from 2023 to 2024. While we endeavor to mitigate this risk by assuming potential delays in revenue generation and estimated contract progress when preparing our budget, forecast and strategic plans, it is not possible to predict with accuracy the impact of any default, failure to perform or delay, which results in our inability to completely mitigate such risks. As such, the counterparty default, failure to perform or delay in performance may have a material adverse impact on our business, financial condition and results of operations.

We are dependent on technology and automated systems to operate our business.

We depend heavily on technology and automated systems to effectively operate our business. Any substantial, extended, or repeated failures of these systems could negatively affect our business, compromise the security of our information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of or damage to important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, fire, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems or prevent or mitigate all attacks. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our operations and business could be adversely impacted. For example, in July 2024, certain businesses experienced disruptions related to a software update by a cybersecurity technology company. As of the date hereof, we have not experienced any significant impacts due to software updates, but we could in the future experience similar software-induced interruptions to our operations.

We may use artificial intelligence (“AI”)  in our business or systems, and challenges with properly managing its use could result in competitive and reputational harm and negatively  impact the operations and profitability of our business.

We may incorporate AI solutions into our core offerings, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than we may, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

If our prime contractors fail to maintain their relationships with their counterparties and fulfill their contractual obligations, our performance as a subcontractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially and adversely from those anticipated.

We act as a subcontractor to prime contractors on multiple government contracts, including NASA’s JETS Program. Our performance as a subcontractor on a government contract, is dependent on the prime contractor’s ability to satisfactorily maintain its relationship with the government and fulfill its obligations under its contracts. A failure by the prime contractors to fulfill their obligations under their contracts could result in the termination of the prime contract or delayed revenue generation and recognition, thereby resulting in either the termination of our subcontract or material modifications to our subcontract. If any significant subcontract is terminated or delayed in this manner, it could cause our actual results to differ materially and adversely from those anticipated.

Global pandemics, epidemics, outbreaks of infectious diseases or public health crises have disrupted our business and could have a material adverse effect on our business, results of operations and financial condition.

The pandemics, epidemics, outbreaks of infectious diseases or public health crises across the globe have disrupted, and may in the future disrupt our business, which could materially and adversely affect our financial condition, results of operations, cash flows and/or future expectations. Any health crisis may negatively affect worldwide economic and commercial activity, disrupt global supply chains and the labor market and create significant volatility and disruption of financial and commodity markets. The extent to which our business may in the future be affected by pandemics, infectious disease outbreaks and other public health crises depends on a number of factors outside of our control, including but not limited to the extent and duration of labor disruptions, business operations disruptions from quarantines, travel restrictions and other requirements imposed by regulators and health authorities, delays, modifications and terminations of contracts, supply chain disruptions, increased cybersecurity and data protection risks, increased costs of doing business and other macroeconomic disruptions.

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

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, the operation and launch of our spacecraft in the United States require licenses and permits from the FCC and the FAA, as well as review by other agencies of the U.S. Government, including the Department of Defense, Department of State, and NASA. Such license approvals may include an interagency review of safety, operational, national security, foreign policy implications and international obligations, as well as a review of foreign ownership. Any delays in regulatory actions allowing us to conduct our commercial space operations could adversely affect our ability to operate our business and our financial results.

If we are unable to protect the confidentiality of our trade secrets and know-how, our business and competitive position may be harmed.

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

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year could have an adverse impact on our business, results of operations and financial condition.

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

We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for one or more of these contracts could have an adverse impact on our business, results of operations and financial condition.

Over its lifetime, a U.S. government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. government programs is subject to U.S. Congressional appropriations. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. Furthermore, on January 20, 2025, President Donald J. Trump announced an executive order establishing the “Department of Government Efficiency” to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect the funding for individual programs and delay purchasing decisions by our customers. Although multi-year contracts may be authorized and appropriated in connection with major procurements, the U.S. Congress generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as the U.S. Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by the U.S. Congress and the President of the United States or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

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

Uncertain macro-economic and political conditions could materially adversely affect our business, results of operations and financial condition.

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

Risks Relating to Our Capital Resources

Our indebtedness could expose us to risks that could adversely affect our business, results of operations and financial condition.

In the future, we may incur indebtedness. Our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:

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

Our actual results may differ significantly from our earnings guidance.

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

We are currently a “smaller reporting company” under federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we cannot predict if investors will find our common stock less attractive for so long as we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

Our operating results may vary significantly from quarter to quarter.

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

Changes in our accounting estimates and assumptions could negatively affect our business, results of operations and financial position.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, recoverability of assets, valuation of derivatives and nonredeemable non-controlling interests, contingencies, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.

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

We are a holding company and have no material assets other than our equity interest in Intuitive Machines, LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future are dependent upon the financial results and cash flows of Intuitive Machines, LLC and its subsidiaries and distributions we receive from Intuitive Machines, LLC. Intuitive Machines, LLC and its subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions.

We anticipate that Intuitive Machines, LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of interests in Intuitive Machines, LLC, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Intuitive Machines, LLC. Under the terms of the Amended and Restated (“A&R”) Operating Agreement, Intuitive Machines, LLC is obligated, subject to various limitations and restrictions, including with respect to any applicable credit agreements, to make tax distributions to holders of Intuitive Machines, LLC Common Units and Series A Preferred Units, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant.

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

Our Founders Dr. Kamal Ghaffarian, Stephen Altemus and Timothy Crain and their permitted transferees (collectively, the “Founders”), have control over almost all stockholder decisions because they control a substantial majority of the combined voting power. This may limit or preclude your ability to influence corporate matters. As of March 18, 2025, our Founders collectively control approximately 62% of the combined voting power of our common stock primarily as a result of their ownership of Class C Common Stock, each share of which is entitled to three votes on all matters submitted to a vote of our stockholders.

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

Our Founders are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be in the interests of our stockholders generally. Because our Founders hold their economic interest in our business through Intuitive Machines, LLC, rather than through us, they may have conflicting interests with holders of shares of Class A Common Stock. For example, our Founders may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement.” In addition, our Founders’ ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of Class A Common Stock might otherwise receive a premium for your shares over the then-current market price.

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

•a prohibition on stockholder action by written consent (except for actions by the holders of Class B Common Stock, Class C Common Stock or as required for holders of any series of preferred stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

•the requirement that a special meeting of stockholders may be called only by the Board, the chairman of the Board or chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

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

We may be subject to certain claims, litigation, shareholder activism or other proceedings, which could take many forms or arise in a variety of situations. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, the Company has been, and may in the future become, subject to litigation from customers, suppliers or other parties. For example, on November 22, 2024, an alleged successor in interest to a purported former holder of shares of our Series A Preferred Stock (the “Plaintiff”) filed a breach of contract action in the Delaware Court of Chancery alleging that Plaintiff’s predecessor received fewer shares of common stock upon conversion of its shares of Series A Preferred Stock than it was allegedly entitled to receive under the terms of the applicable certificate of designation. The Plaintiff is seeking unspecified contractual damages and equitable relief. Although we believe that we have meritorious defenses and intend to vigorously defend the litigation, we cannot be certain as to the ultimate outcome of this matter or as to any potential losses we may incur, which may be material. Any litigation could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any litigation and stockholder activism.

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

We have not experienced any cybersecurity incidents that have had a material impact on our business strategy, results of operations or financial condition. Our costs to adequately counter the risk of cyber-attacks and to comply with contractual and/or regulatory compliance requirements may increase significantly in the future. If there is a security vulnerability, error, or other bug in one of ours or our critical third-party systems or if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. For a description of possible risks associated with a cybersecurity incident, refer to Part I, Item 1A Risk Factors of this Annual Report, “If any of our systems, the systems of any critical Third Parties upon which we rely or our customers’ systems are, or appear to be, breached or if unauthorized processing of customer or third-party data is otherwise performed, public perception of our products services may be harmed, and we may lose business and incur losses or liabilities.”

Governance

The Board oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives, senior leadership regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity threats. Our information technology organization, led by our Senior Vice President of Production & Operations, and our Senior Director of IT & Cybersecurity, are responsible for our overall information security strategy, policy and cyber threat detection and response. The current Senior Director of IT and Cybersecurity is a Certified Information Systems Security Professional (“CISSP”) and has 28 years of IT industry experience in operations and cybersecurity planning and implementations for organizations internal to NASA, Jacobs Engineering, and Lockheed Martin. The Information Technology team includes full-time cybersecurity professionals that work routinely with third party security firms along with government and civilian agencies for malware remediation, threat intelligence sharing, and cyber risk analysis exercises. These partnerships provide 24/7 monitoring and remediation, and the shared intelligence flows into regular updates for our evolving security strategies. Our IT operations team has a combined experience of over 50 years combating cyber threats at all levels including military, government, civilian agencies, and corporate enterprise.

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

Item 2. Properties

Houston, Texas. Our principal facility is a leased facility located in Houston, Texas which includes our corporate headquarters and Lunar Production and Operations Center (“LPOC”) at the Houston Spaceport at Ellington Airport. The center was completed in late 2023 and spans across about 12.5 acres of real estate, and has more than 100,000 square feet of office and advanced production space. The LPOC serves as a production and testing facility of lunar lander components and other aerospace related operations and features tiered storage, an advanced loading dock, and a production area with 45-foot ceilings and crane capable of handling our Nova Lunar Lander designs.

Glen Burnie, Maryland. In 2024, we expanded our presence and opened our leased 22,000 square foot Maryland facility that focuses on mechanisms and robotics. This facility builds and tests space-flight equipment and hardware. The staff consists primarily of mechanical and aerospace engineers, as well as electromechanical technicians and related engineering support staff.

Phoenix, Arizona. In 2024, in connection with the Lunar Reconnaissance Orbiter Camera (“LROC”) and Shadow Cam subcontracts, we opened our leased 16,000 square foot lunar data analytics facility in Phoenix, Arizona where we perform operations for lunar assets and operations, analyze landing site and mobility paths on the Moon.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock is listed on the Nasdaq Stock Market (the “Nasdaq”) under the symbol “LUNR.”

Holders
As of March 18, 2025, there were 41 holders of record of our Class A Common Stock, 0 holders of record of our Class B Common Stock, 5 holders of record of our Class C Common Stock and 1 holder of record of our Series A Preferred Stock. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

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

Sale of Unregistered Securities and Use of Proceeds

Sales of unregistered equity securities were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K. Additionally, you may refer to the following footnote disclosures in this Annual Report on Form 10-K for information on these transactions related to unregistered equity securities: Note 2 for information on the Series A Investment related to the Business Combination, and Note 8 for information on the sell of securities in a private placement with Armistice Capital Master Fund Ltd, and the sell of securities in a private offering with an accredited investor.

Issuer Purchases of Equity of Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our equity compensation plans information as of December 31, 2024. See Note 10 - Share-Based Compensation and Retirement Benefits of the consolidated financial statements included in this Annual Report on Form-10K for a description of each plan.

Plan Category	Number of securities to be issued upon exercise of outstanding restricted stock units and options (a)	Weighted-average exercise price of outstanding restricted stock options and options (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2021 Plan	989,423	$3.54	—
2023 Plan(2)	3,307,039	$—	8,060,355
Equity compensation plans not approved by shareholders	—		—
Total	4,296,462		8,060,355

(1)    Reflects the effects of the Business Combination (as discussed in Note 1) in which share-based compensation awards of legacy Intuitive Machines, LLC were converted into share-based compensation awards of Intuitive Machines using an exchange ratio of 0.5562.
(2) Column (a) represents shares of common stock that may be issued upon the vesting and settlement of service-based RSUs with no consideration of an exercise price.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the closing of the Business Combination on February 13, 2023, which was accounted for as a reverse recapitalization in accordance with U.S. GAAP, the financial statements of Intuitive Machines, LLC, a Delaware limited liability company and our wholly-owned subsidiary, are now the financial statements of the Company. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I. Item 1A. “Risk Factors” included in this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “IM,” “Intuitive Machines,” “we,” “us,”, or “our” refer to Intuitive Machines, Inc. and its consolidated subsidiaries.
Overview

We are a space technology, infrastructure, and services company founded in 2013 that is contributing to the establishment of cislunar infrastructure and helping to develop cislunar and deep space commerce. Cislunar encompasses objects in orbit in the Earth-Moon system and on the Lunar surface, while deep space exploration is space beyond the Moon, including Mars. We believe we have a leading position in the development of technology platforms operating in three core pillars —delivery services, data transmission services, and infrastructure as a service— as described below under Our Business Strategy. We are focused on establishing the lunar infrastructure associated with each of the three pillars, which provides the basis for commerce to inform and sustain human presence off Earth. Our vision is that our infrastructure services enable our customers to focus on their unique contributions to create a thriving, diverse cislunar economy and expand the commercial space exploration marketplace to the Lunar surface and beyond.

The United States (“U.S.”) government has indicated that returning to the moon is of strategic importance to the U.S. and we believe it will continue to have bipartisan support as we enter the next generation space race with the People’s Republic of China (“China”). We believe that space is the next economic frontier, with the moon being the next stepping stone, and the increased demand from governments, intelligence agencies, commercial industries, and private individuals has created multiple opportunities for long-term growth. We intend to participate in expanding the cislunar economy through a steady cadence of missions, with the intent of offering reduced cost of access and operations while providing reliable missions on a defined schedule. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position, as evidenced by four Commercial Lunar Payload Services (“CLPS”) awards to date as of December 31, 2024. On February 22, 2024, our Nova-C lander became the first U.S. vehicle to softly land on the lunar surface since 1972, utilizing our Nova-C Guidance, Navigation and Control (“GN&C”) and Propulsion systems, both of which were designed and are produced in-house. Our IM-1 Nova-C lander carried approximately 100 kilograms of science experiment and technology demonstration payloads, including the first CLPS payload, to a landing site closer to the lunar south pole than any previous mission. We operated on the lunar surface beyond the CLPS required mission duration and downloaded over 500 MB of payload customer data on our commercial Lunar Data Network. In March 2025, our IM-2 mission landed at the southernmost location of the moon, 5 degrees from the south pole. While in transit, our space to ground communications brought down over 8GB of data from space over our network; delivered 3 rideshare customers to trans lunar injection orbit and assisted them with ground tracking and communication; and demonstrated precision autonomous orbit operations circling the moon for 39 orbits over a 72 hour period. While on the surface, we demonstrated the ability to manage power in thermal conditions on the south pole surface and in a crater. With the challenge of not being able to recharge the IM-2 lander solar panels post landing, the mission was still able to complete several mission and payload milestones, including downloading 500 MB of payload customer data from the lunar surface. See Our Business Strategy for a description of our additional lunar missions, lunar relay communications, lunar vicinity navigation, and autonomous surface rover operations.

The U.S. Space Force (“Space Force”) has recently begun to turn its attention to the cislunar space, as noted in the Mitchell Institute paper “Securing Cislunar Space and the First Island Off the Coast of Earth.” As the leading CLPS provider and the first company to have successfully landed and operated on the Moon, we believe we are at the forefront of NASA's push for a sustainable return to the lunar surface, while simultaneously driving critical early conversations with the U.S. Department of Defense (“U..S. DoD”) and Space Force to secure the Moon and cislunar space to ensure peaceful and strategic operations in this emerging domain.

Our Business Model
We primarily generate revenue through our contracts with customers of our orbital and lunar access services and by collecting and transmitting cislunar data for science, technology and infrastructure. We are a provider and supplier of space products and services that we believe will enable sustained robotic and human exploration to the Moon, Mars, and beyond.

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

We operate under three core pillars which we believe are required to develop cislunar and deep space commerce: delivery services, data transmission services, and infrastructure as a service. Under Accounting Standards Codification (“ASC”) 280 “Segment Reporting,” we concluded that our core pillars operate as one reportable segment. See our Segment Reporting disclosure under Notes 2 and 16 in our consolidated financial statements for further discussion on our reportable segment. Provided below are summarized descriptions of our three core pillars.
•Delivery Services provides for the transportation and delivery of payloads, such as, satellites, scientific instruments and cargo to various destinations in space, in addition to rideshare delivery and lunar surface access.
•Data Transmission Services offerings include the collection, processing, and interpretation of space-based data, utilizing applications, such as, command, control, communications, reconnaissance and prospecting.
•Infrastructure as a Service delivers space assets performing tasks and making decisions without human intervention that are designed to perform essential functions, such as, navigation, maintenance, scientific data collection, and system health monitoring.
We integrate these fundamental pillars to not only enable access to the Moon but also to lay the foundation for a thriving cislunar and deep space economy. We believe our delivery, data transmission, and infrastructure capabilities uniquely position us to drive innovation, create long-tail revenue streams, and ultimately support humanity’s push to establish profitable industries in space. We expect to achieve leading time to market across these core pillars driven by our short design to manufacture process, enabled through vertical integration and rapid iterative testing. We leverage technologies developed for our three core service pillars to expand into adjacent markets where these capabilities provide a competitive advantage.

Delivery Services
We utilize our proprietary lunar lander vehicles to service CLPS contracts by flying NASA scientific equipment and commercial payloads to the lunar surface and supporting mission operations. With four CLPS contracts awarded to date, we are pioneering lunar access. We are also scaling our lander capabilities to support larger payloads, including heavy cargo-class infrastructure delivery for projects like the Lunar Terrain Vehicle (“LTV”), ensuring a reliable path for sustained human and robotic exploration of the Moon.

In August 2024, NASA awarded Intuitive Machines a $116.9 million contract to deliver six science and technology payloads, including one European Space Agency-led drill suite to the Moon’s South Pole. This award leverages the Company’s lunar delivery, data transmission, and autonomous operation capabilities to explore the region targeted for sustained human operations. As part of NASA’s CLPS initiative, this marks the Company’s fourth contract award, IM-4, to deliver science and technology payloads and return valuable data while autonomously operating on the surface of the Moon. In February 2024, our IM-1 lander became the first U.S. vehicle to softly land on the lunar surface since 1972. In March 2025, our IM-2 mission landed at the southernmost location of the Moon, 5 degrees from the south pole. While on the surface, we demonstrated the ability to manage power in thermal conditions on the south pole surface and in a crater. With the challenge of not being able to recharge the IM-2 lander solar panels post landing, the mission was still able to complete several mission and payload milestones.

Revenue streams from delivery services are expected to include transportation and delivery of payloads (satellites, scientific instruments, and cargo) to various destinations in space, including rapid in-space mobility solutions enabled by our proprietary engine technology.

Data Transmission Services
We believe that our Data Transmission Services offering is made up of a validated and complete lunar communications solution. Our Lunar Data Network (“LDN”) consists of our Nova Control Center (“NCC”), our existing global collection of dishes called the Lunar Telemetry, Tracking and Communications Network (“LTN”), and a constellation of Lunar Data Network Satellites to be deployed as part of our NSN 2.2 contract award.

In September 2024, NASA awarded Intuitive Machines the sole NSN contract for communication and navigation services for missions in the near space region, which extends from Earth’s surface to beyond the Moon (NSN 2.2). The NSN contract is a firm-fixed-price, multiple award, Indefinite-Delivery/Indefinite-Quantity (“IDIQ”) task order contract, with a base period of five years with an additional five-year option, with a maximum potential value of $4.82 billion. The initial NSN contract award includes incrementally funded task orders totaling $150.0 million over the next 3 years. As the sole awardee of the initial tranche of NSN contracts, we are deploying a constellation of lunar relay satellites to provide continuous cislunar communication and navigation services. This capability supports NASA’s Artemis missions while introducing a scalable, pay-by-the-minute data service model, enabling enhanced video, telemetry, and autonomous navigation. Our strategy leverages the additional performance capacity of our lunar landers to deploy satellites at marginal costs, creating a robust and cost-effective lunar communication infrastructure that forms the data backbone of our cislunar operations. We believe providing these lunar data and navigation services to NASA, NSS, and commercial/international customers will be an increasingly important priority.

In December 2024, NASA awarded Intuitive Machines NSN contracts for DTE services for the lunar vicinity (NSN 1.2) and beyond the lunar vicinity (NSN 1.3). These contracts allow use of terrestrial ground stations to support science missions in lunar orbit, on the lunar surface, or beyond the Moon. Our network is secured by layered levels of protection including advanced architecture, enterprise-level endpoint and antivirus protection, and Splunk advanced Security Information & Event Management (“SIEM”) control. Our Network Control Center (“NCC”) is located at our headquarters in Houston, Texas and was built from the ground up. NCC enables collaboration, innovation and seamless operations, in this 24-hour facility that was designed to provide tracking, telemetry and communications support for cislunar space and the surface of the Moon.

Our network is secured by layered levels of protection including advanced architecture, enterprise-level endpoint and antivirus protection, and Splunk advanced Security Information & Event Management (“SIEM”) control. Our Network Control Center (“NCC”) is located at our headquarters in Houston, Texas and was built from the ground up by our highly experienced team. NCC enables collaboration, innovation and seamless operations, in this 24-hour facility that was designed to provide tracking, telemetry and communications support for cislunar space and the surface of the Moon.

Once established and deployed, the data transmission services are expected to include and support NASA, U.S. national security, international, and commercial data needs. We will collect, transmit, and monetize data buys from data collected in-transit to the moon, in a variety of cislunar orbits, and on the surface of the moon for our future missions.

Infrastructure as a Service
Our Infrastructure as a Service pillar delivers essential systems and platforms to enable sustainable lunar exploration and commercial activity. By focusing on mobility, energy, and operational capabilities, we are creating the foundational infrastructure needed to support NASA’s Artemis campaign and commercial endeavors on the Moon. Key areas of focus include the LTV, its commercialization potential, and the Fission Surface Power (“FSP”) initiative, all designed to build a thriving and sustainable lunar economy.

During 2024, NASA awarded Intuitive Machines a $30.8 million LTV contract to support the agency’s Artemis Campaign as a prime contractor, leading the development of the Moon RACER. Designed to operate in extreme lunar conditions, including the Moon's South Pole, the LTV features advanced autonomous driving, power management, and communications systems.

Adjacent and Opportunistic Market Opportunities
Due to Intuitive Machines’ unique technology platforms and engineering expertise, we are also pursuing and executing on business opportunities outside the three core pillars for customers aligned with our talent and product offerings. This includes work on the JETSON Low Power project for the Air Force Research Laboratory (AFRL), the development of scalable reentry technologies, and federal engineering services contracts at various NASA centers.

In the $9.5 million JETSON Low Power project, we are helping AFRL develop the architecture and technology for deploying and maintaining a network of navigation beacons in cislunar space that require little-to-no support once delivered to their orbits. This includes a new radioisotope power generator that gives IM invaluable experience with nuclear power systems that can be applied to future lunar surface infrastructure, such as NASA’s FSP program.

We have also made significant progress to date in federal services contracts. Our federal service contracts provide us access to one of our key customers, NASA, allows us to develop technologies important for the cislunar economy, and provides a skilled labor force which can support our three core pillars. In 2023, we were awarded as the prime contractor by NASA on the OMES III contract, with a focus on spacecraft mechanisms and robotics. In addition in 2024, we were also selected as an awardee under the One Acquisition Solution for Integrated Services Plus Multi-Agency Contract (“OASIS+”).

Recent Developments
In December 2024, the Company completed an underwritten public offering of 10,952,381 shares of its Class A Common Stock at a price to the public of $10.50 per share (the “Public Offering”), which included the full exercise of the underwriters’ option to purchase an additional 1,275,714 shares of Class A Common Stock from the Company. The Company also entered into an agreement with an accredited investor, pursuant to which the Company sold to the investor $10.0 million of shares of its Class A Common Stock in a concurrent private placement at a purchase price per share equal to the public offering price per share in the Offering of $10.50 (the “Private Offering” together with the Public Offering, the “2024 Offering”). The net proceeds to the Company from the Offering and concurrent private placement, after deducting transaction costs of $6.5 million, were approximately $116.9 million.

In December 2024, the Company secured two additional contracts from NASA’s Near Space Network (“NSN”) for Direct-to-Earth (“DTE”) services. DTE communication and navigation services are critical for enabling missions to exit Earth’s orbit, reach lunar destinations, and explore deep space. The new contract awards are NSN 1.2 for DTE Geostationary to Cislunar DTE Services, offering enhanced data transmission capabilities and autonomous operations and NSN 1.3 for xCislunar DTE Services, addressing mission needs for highly elliptical orbits and deep space operations. Both contracts are firm-fixed-price, indefinite-delivery/indefinite-quantity task orders designed to bolster NASA’s Lunar Exploration Ground Segment. These awards add capacity to alleviate demand on the Deep Space Network and support unique mission requirements.

Subsequent Events

Warrant Redemption
On February 4, 2025, the Company announced the redemption of all of its outstanding warrants (the Public Warrants and Private Warrants as defined in Note 9, collectively the “Warrants”) to purchase shares of the Company’s Class A Common Stock that were issued under the warrant agreement, dated September 21, 2021 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and that remained unexercised at 5:00 p.m., New York City time, on March 6, 2025 (the “Redemption Date”) for the redemption price of $0.01 per Warrant. During the period from January 1, 2025 to March 6, 2025, 15,358,229 of the Warrants were exercised resulting in gross proceeds of $176.6 million. On the Redemption Date, a total of 6,571,724 Warrants remained unexercised as of 5:00 p.m. New York City time, and the Company redeemed those Warrants for an aggregate redemption price of $66 thousand. As such, the Warrants ceased trading on the Nasdaq and were delisted, with the suspension of trading effective before the market opened on March 6, 2025. In connection with the Warrant Redemption, Michael Blitzer, a director and warrant holder, agreed to exercise 1,800,000 of the Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

Earn Out Units
On February 4, 2025, the Company issued an aggregate of 7,500,000 shares of Intuitive Machines’ Class C Common Stock in connection with meeting the conditions of the following milestones, Triggering Events II-A and III (as defined in Note 2), resulting in the vesting of Earn Out Units of 5,000,000 and 2,500,000, respectively. Refer to Note 2 for additional information on the Earn Out Units.

Loan Agreement
On March 4, 2025, we entered into a loan and security agreement (the “Loan Agreement”) with Stifel Bank. The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million (the “Revolving Facility”). The proceeds of the loans (and any letters of credit issued thereunder) may be used for the funding of growth initiatives, including working capital needs and general corporate purposes as the Company continues to focus on minimizing its cost of capital while maximizing available funding alternatives. Amounts outstanding under the Revolving Facility will bear interest at a rate per annum equal to the greater of (a) Term SOFR (secured overnight financing rate) plus 2.75% and (b) 6.00%. The Loan Agreement matures on April 30, 2027 (the “Maturity Date”). Subject to certain conditions in the Loan Agreement, amounts borrowed thereunder may be repaid and reborrowed at any time prior to the Maturity Date. As of the date of this filing, the revolving credit facility remains unborrowed.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section titled Part I., Item 1A. “Risk Factors” in this Annual Report.
Inflation and Macroeconomic Pressures

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
Our ability to expand our product and services offerings
We are in the preliminary stages of developing our full space infrastructure offerings. These services are expected to grant customers access to cislunar space and the lunar surface at lower price points than previous lunar missions. We are also working to provide data transmission services at lunar distance to include far-side connectivity, along with ancillary services that are likely to include orbital servicing and payload development and manufacture.
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
We expect to make significant investments in our lunar and data programs in the short term. Although we believe that our financial resources will be sufficient to meet our capital needs in the short term, our timeline and budgeted costs for these offerings are subject to substantial uncertainty, including due to compliance requirements of U.S. federal export control laws and applicable foreign and local regulations, the impact of political and economic conditions, and the need to identify opportunities and negotiate long-term agreements with customers for these services, among other factors. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay any additional indebtedness that we may incur.

Our ability to expand spaceflight mission operations
Our success will partially depend on our ability to expand our lunar mission operations in 2025 and beyond. We completed the first mission in February 2024 and completed our second mission in March 2025. We are working to establish a regular cadence of missions. We believe that this will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for additional launches as of December 31, 2024, we have $328.3 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue backlog.

Prior to commencing missions, we must complete internal integration activities as well as launch vehicle integration with our launch provider, SpaceX. Any delays to our targeted mission launch date or in commencing our missions, including due to congestion at the pad launch site or delays in obtaining various approvals or licenses, could adversely impact our results and growth plans. As we improve production efficiency and schedule reliability and reach our target of multiple missions per year manifested 2-3 years in advance, we expect to improve our market penetration, which we believe will lead to higher revenue from both volume and mission complexity as well as increased operating leverage.

Ability to continue to capitalize on government expenditures and private enterprise investment in the space economy
Our future growth is largely dependent on our ability to continue to capitalize on increased government spending and private investment in the space economy. U.S. federal government expenditures and private enterprise investment have fueled our growth in recent years, and it has resulted in our continued ability to secure increasingly valuable contracts for products and services in 2024. An increased focus on U.S. federal government spending could unfavorably impact the space exploration sector in the future. On January 20, 2025, President Donald J. Trump announced an executive order establishing the “Department of Government Efficiency” to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect the funding for individual programs and delay purchasing decisions by our customers. If our existing programs and project pursuits are not focused on the federal government’s higher priorities, our business, prospects, financial condition and operating results could be adversely affected.
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

Our ability to continue to innovate
We design, build, and test our landers, spacecraft and subsystems in-house and operate at the forefront of composite structures, liquid rocket engines, guidance, navigation and control software, precision landing and hazard avoidance software, and advanced manufacturing techniques. We believe the synergy of these technologies enables greater responsiveness to the commercial and government requirements for lunar exploration. To continue establishing market share and attracting customers, we plan to continue to make substantial investments in research and development for the continued enhancements of our landers, lunar data network, and other space systems. Over time, we expect our research and development expenditures to continue to grow on an absolute basis, but remain consistent or decrease as a percent of our total revenue as we expand our service offerings.

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

Revenue from long-term contracts can fluctuate from period to period largely based on the stage of the project and overall mission. These projects will typically have a ramp up period in the beginning stage and wind down as the mission nears the targeted launch date. A significant portion of the revenue (approximately 10% of the contract price) contains variable consideration which is constrained to nil for accounting purposes as it is dependent on a successful mission landing. This may cause fluctuations in future revenue, profits and cash flows.

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
Cost of revenue (excluding depreciation)
Cost of revenue (excluding depreciation) consists primarily of direct material and labor costs, launch services, manufacturing overhead, freight expense, and other personnel-related expenses, which include salaries, bonuses, benefits and stock-based compensation expense. We expect our cost of revenue to increase in absolute dollars in future periods as we sell more products and services. As we grow into our current capacity and execute on cost-optimization initiatives, we expect our cost of revenue as a percentage of revenue to decrease over time.
Depreciation
Depreciation consists of the depreciation of tangible fixed assets for the relevant period based on the straight-line method over the useful life of the assets. Tangible fixed assets include property and equipment.

Impairment of property and equipment
Impairment of long-lived assets occurs whenever events or changes in circumstances indicate the carrying value of a long-lived asset may not be recoverable. Long-lived assets consists of property and equipment, net. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds it fair value. See Note 4 of the consolidated financial statements for additional information on the impairment of property and equipment.
General and administrative expense (excluding depreciation)
Selling, general and administrative expense (excluding depreciation) consist primarily of personnel-related expenses for our sales, marketing, supply chain, research and development (“R&D”), finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, professional services, insurance, travel, allocated overhead and other marketing, communications and administrative expenses. R&D represents costs incurred for the Company’s continued enhancements of our landers, lunar data network, other space systems, and also for the development and innovation of our proprietary technology platforms. R&D costs primarily include engineering personnel salaries and benefits, subcontractor costs, materials and supplies, and other related expenses. We also expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods as a percentage of total revenue.

Interest income (expense), net
Interest income (expense), net consists of interest income earned on cash and cash equivalents and short-term investment balances held by us in interest bearing demand deposit accounts. Interest expense is incurred primarily on long-term debt and credit support arrangements.

Change in fair value of earn-out liabilities
Earn Out Units are classified as liabilities transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to stockholders’ equity (deficit) on the consolidated balance sheet. See Notes 2 and 11 of the consolidated financial statements for additional information on the earn-out liabilities.

Change in fair value of warrant liabilities
In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion, the Company has issued warrants which are classified as liabilities on our balance sheet. At each period end, the warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our consolidated statement of operations. See Notes 9 and 11 of the consolidated financial statements for additional information on the warrant liabilities.
Change in fair value of SAFE Agreements
Prior to closing the Business Combination (as discussed in Note 1), Intuitive Machines, LLC issued six SAFE Agreements in late 2021 and early 2022. The funds received upon issuance of the SAFE Agreements were used to fund operations. Pursuant to the guidance under ASC 480 “Distinguishing Liabilities from Equity,” management determined that the SAFE Agreements should be initially recorded as liabilities at fair value and subsequently remeasured at fair value with changes recognized in earnings until conversion at a qualifying financing event or termination of the SAFE Agreements. Upon the consummation of the Business Combination in February 2023, the SAFE Agreements liability was eliminated and converted into shares of our Class A Common Stock. See Note 11 - Fair Value Measurements of the consolidated financial statements for additional information on the SAFE Agreements.
Loss on issuance of securities
In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion as discussed in Notes 9 and 11 to the consolidated financial statements, the Company issued warrants and recognized a loss on the issuance as the fair value of the securities exceeded the gross proceeds at the issuance date. The Company evaluated the terms of the warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value. The subsequent changes in fair value are recognized in earnings in other income (expense) on the consolidated statement of operations.

Other income (expense), net
Other (expense) income, net primarily consists of immaterial miscellaneous income sources.
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

The financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. for the periods February 13, 2023 forward and resulted in the allocation of approximately 35.5% of Intuitive Machines, LLC’s net loss to noncontrolling interests.

Net income attributable to noncontrolling interest
Intuitive Machines and KBR entered into a joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR, which represents the noncontrolling interest. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this VIE which is consolidated for financial reporting purposes.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period over period comparison of financial results is not necessarily indicative of future results.
The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

	Year Ended December 31,		$ Change
(in thousands)	2024	2023
Revenue	$228,000	$79,551	$148,449
Operating expenses:
Cost of revenue (excluding depreciation)	190,369	101,044	89,325
Cost of revenue (excluding depreciation) - affiliated companies	34,862	2,949	31,913
Depreciation	1,859	1,376	483
Impairment of property and equipment	5,044	964	4,080
General and administrative expense (excluding depreciation)	53,262	34,337	18,925
Total operating expenses	285,396	140,670	144,726
Operating loss	(57,396)	(61,119)	3,723
Other income (expense), net:
Interest income (expense), net	180	(823)	1,003
Change in fair value of earn-out liabilities	(120,124)	66,252	(186,376)
Change in fair value of warrant liabilities	(77,651)	15,435	(93,086)
Change in fair value of SAFE Agreements	—	(2,353)	2,353
Loss on issuance of securities	(93,136)	(6,729)	(86,407)
Other income (expense), net	1,242	(483)	1,725
Total other income (expense), net	(289,489)	71,299	(360,788)
Income (loss) before income taxes	(346,885)	10,180	(357,065)
Income tax expense	(37)	(40)	3
Net income (loss)	(346,922)	10,140	(357,062)
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	(6,481)	6,481
Net income (loss) (post Business Combination)	(346,922)	16,621	(363,543)
Net loss attributable to redeemable noncontrolling interest	(67,004)	(45,141)	(21,863)
Net income attributable to noncontrolling interest	3,495	—	3,495
Net income (loss) attributable to the Company	(283,413)	61,762	(345,175)
Less: Preferred dividends	(896)	(2,343)	1,447
Net income (loss) attributable to Class A common shareholders	$(284,309)	$59,419	$(343,728)

Revenue
Revenue for the years ended December 31, 2024 and 2023 was primarily driven by NASA and other commercial payload contracts associated with the IM-1, IM-2 and IM-3 lunar payload missions as well as the OMES III contract where we provide engineering services to the Landsat Servicing mission at the Goddard Space Flight Center in Maryland. Additionally, we earned revenue from several other general and feasibility study engineering contracts for the year ended December 31, 2024, including the JETSON Low Power, LTV and NSN contract awards.

The following provides a summary of the significant contracts and targeted mission launch dates for each lunar payload mission impacting our results of operations:

•The NASA payload contract for the IM-1 mission was awarded in June 2019 and was completed in February 2024. As a result of the successful landing on the lunar surface, previously constrained revenue of approximately $12.3 million as of December 31, 2023 was released and approximately $11.6 million was recognized as revenue during the first quarter of 2024, bringing the total IM-1 mission contract revenue under NASA and other commercial fixed-priced contracts to $132.4 million. As of March 31 2024, the IM-1 mission and all related contracts have been closed out.
•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 with a targeted mission launch date in December 2022. Total IM-2 mission estimated contract revenue under NASA and other commercial fixed-priced contracts increased to $123.8 million as of December 31, 2024 (excluding constrained revenue of $15.8 million) as compared to $102.1 million as of December 31, 2023. The increase in total mission estimated contract revenue is mostly due to a task order modification with NASA finalized in the second quarter of 2024 to change the mission targeted landing site within the South Pole region of the moon and extend the expected mission launch and post-launch services of IM-2 to no later than August 2025. The task order modification increased estimated contract revenue by approximately $12.5 million. In addition, several new awards for commercial landed payload and commercial rideshare contracts further contributed to the increase in the estimated revenue. In early 2025, we completed the IM-2 mission and continue to work with our customers to close out all related contracts.
•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024 under our current contract with NASA. Total IM-3 mission estimated revenue under fixed-priced contracts is $93.0 million (excluding constrained revenue of $9.7 million) as of December 31, 2024 as compared to $80.9 million as of December 31, 2023. The increase in total mission estimated contract revenue is mostly due to a task order modification with NASA to identify its complement of payloads and extend the IM-3 mission timeline to no later than June 2026. The task order modification increased estimated contract revenue by approximately $9.0 million.

•The initial NASA payload contract for the IM-4 mission was awarded in August 2024 with an initial targeted mission launch date no later than August 2028. Total IM-4 mission estimated revenue under fixed-priced contracts is $105.2 million (excluding constrained revenue of $11.7 million) as of December 31, 2024.

Total revenue increased by $148.4 million, or 187%, for the year ended December 31, 2024 compared to the same period in 2023 and was substantially driven by a full year of revenue in 2024 from the OMES III contract execution which began in the fourth quarter of 2023 as further discussed below.

Revenue on the IM-1 mission increased approximately $5.2 million to $12.4 million for the year ended December 31, 2024 from $7.2 million for the same period in 2023. The increase in IM-1 revenue was due to the successful completion of the mission in February 2024 which resulted in the release of approximately $12.3 million of previously constrained revenue, and approximately $11.6 million was recognized as revenue during the first quarter of 2024. Revenue on the IM-2 mission decreased slightly by $3.0 million to $19.1 million for the year ended December 31, 2024 from $22.1 million for the same period in 2023 as revenue from commercial payload and commercial rideshare contracts leveled off as the mission neared the upcoming launch in February 2025. The IM-2 mission was approximately 97% complete as of December 31, 2024. Revenue from the IM-3 mission decreased approximately $11.9 million to $13.0 million for the year ended December 31, 2024 from $24.9 million for the same period in 2023 and was largely attributable to unfavorable adjustments from task order modifications extending the targeted mission launch window to no later than June 2026. The IM-3 mission was approximately 69% complete as of December 31, 2024.

Revenues from task orders under the OMES III contract, which commenced in December 2023, were approximately $145.0 million for the year ended December 31, 2024 compared to $12.5 million for the same period in 2023. Other revenue contracts from engineering and other services increased approximately $23.1 million mostly driven by $18.3 million in revenues from the LTV contract awarded in April 2024.
Cost of revenue (excluding depreciation)

Total cost of revenue increased by $121.2 million, or 117%, for the year ended December 31, 2024 compared to the same period in 2023. Cost of revenue on the IM-1 mission decreased by $12.8 million due to winding down progress as the mission was completed in February 2024. On the IM-2 mission, cost of revenue decreased slightly by approximately $1.4 million for the year ended December 31, 2024 compared to the same period in 2023 as the mission neared completion. IM-3 mission cost of revenue decreased by approximately $11.4 million to $20.2 million for the year ended December 31, 2024 compared to $31.6 million for the same period in 2023, primarily due to lower activity as the focus shifted towards the upcoming IM-2 mission launch, as previously discussed.

As of December 31, 2024, two lunar missions were in loss positions. On the IM-2 mission, we increased the accrued contract loss by approximately $9.9 million during the year ended December 31, 2024 which was primarily driven by unfavorable adjustments resulting from task order modifications to change the mission targeted landing site and extension of the targeted mission launch window to early 2025. On the IM-3 mission, the accrued contract loss increased by approximately $12.5 million during the year ended December 31, 2024 and was largely attributable to unfavorable adjustments resulting from task order modifications extending the targeted mission launch window to no later than 2026.

Cost of revenue from task orders under the OMES III contract were approximately $138.3 million for the year ended December 31, 2024 compared to $11.6 million for the same period in 2023. The OMES III contract started in December 2023. Other contract cost of revenue increased approximately $17.3 million for the year ended December 31, 2024 compared to the same periods in 2023 mostly driven by $15.4 million in cost of revenue from the LTV contract awarded in April 2024.

Impairment of property and equipment

During the third quarter of 2024, management determined that certain assets under development by a third party subcontractor were not in compliance according to the contract. Management concluded the carrying cost of these assets was not recoverable and recorded an impairment charge of approximately $5.0 million including capitalized interest of $0.5 million, in our consolidated statements of operations for the year ended December 31, 2024. See Note 4 to the consolidated financial statements for additional information.

During the fourth quarter of 2023 and in connection with moving operations to our new facility, the Lunar Production and Operations Center (“LPOC”), as discussed further in Note 5 to the consolidated financial statements, management identified the move as a significant adverse change in the usage of space from our prior facility. As such, management determined that certain leasehold improvements and furniture and fixtures from our prior facility will not be utilized at the LPOC and the carrying value will not be recoverable. For the year ended December 31, 2023, we recorded impairment charges of approximately $1.0 million in our consolidated statements of operations. See Note 4 to the consolidated financial statements for additional information.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) increased by $18.9 million for the year ended December 31, 2024 compared to the same period in 2023, primarily attributable to our growth to support corporate and business operations, resulting in higher headcount driving increased employee compensation and benefits expense of $9.4 million and related share-based compensation expense of $4.5 million. For the same comparative periods, we incurred increases in expenses for rent expense of $2.5 million primarily driven by the move to our new corporate headquarters in late 2023, professional services of $1.9 million, software licenses of $1.7 million, and various other administrative costs of $1.0 million. These increases were slightly offset by a decrease in bids and proposals of $2.1 million.
Other income (expense), net

Total other income (expense), net unfavorable change of $360.8 million for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to unfavorable changes in fair value of the earn-out liabilities of $186.4 million and warrant liabilities of $93.1 million, and loss on issuance of securities of $86.4 million. These unfavorable changes were partially offset by favorable changes of $2.4 million related to the SAFE Agreement liability which was eliminated and converted to Class A Common Stock upon the consummation of the Business Combination in February 2023, $1.0 million in interest income (expense), net as the Company paid off the Credit Mobilization Facility during late 2023 through mid 2024 (as further discussed in Note 6 to the consolidated financial statements), and various other income of $1.7 million.

Income tax expense

For the years ended December 31, 2024 and 2023, we recognized a combined U.S. federal and state expense for income taxes of $37 thousand and $40 thousand, respectively. The effective combined U.S. federal and state income tax rates were (0.01%) and 0.39% for the years ended December 31, 2024 and 2023, respectively. For year ended December 31, 2024, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the year ended December 31, 2023, our effective tax rate differed from the statutory rate primarily due to Intuitive Machines, LLC's status as a partnership for U.S. federal income tax purposes.

Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.
Backlog
We define backlog as our total estimate of the revenue we expect to realize in the future as a result of performing work on awarded contracts, less the amount of revenue previously recognized. We monitor our backlog because we believe it is a forward-looking indicator of potential sales which can be helpful to investors in evaluating the performance of our business and identifying trends over time. We generally include total expected revenue in backlog when a contract is awarded by the customer under a legally binding agreement. Our backlog does not include any estimate of future potential work orders that might be awarded under government-wide acquisition contracts, agency-specific indefinite delivery/indefinite quantity contracts or other multiple-award contract vehicles, nor does it include option periods that have not been exercised by the customer. Due to government procurement rules, in certain cases revenue included in backlog is subject to budget appropriation or other contract cancellation clauses. Nearly all contracts allow customers to terminate the agreement at any time for convenience. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Consequently, our backlog may differ from actual revenue recognized in our financial statements.
The following table presents our backlog as of the periods indicated:

(in thousands)	December 31, 2024	December 31, 2023
Backlog	$328,345	$268,566

Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of December 31, 2024, we expect to recognize approximately 60% to 65% of our backlog in 2025, approximately 15% to 20% in 2026 and the remaining thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog increased by $59.8 million as of December 31, 2024 compared to December 31, 2023, due to $303.7 million in new awards primarily associated with the IM-4 CLPS, NSN, and LTV contracts awarded from NASA as well as task order modifications to the existing IM-2 CLPS, IM-3 CLPS and OMES III contracts. These increases were partially offset by continued performance on existing contracts of $228.0 million and decreases related to contract value adjustments of $15.9 million mostly related to various fixed price contracts.
As of December 31, 2024, our backlog of $328.3 million exceeded our remaining performance obligations of $168.7 million as reported in Note 3 to our consolidated financial statements. The difference of $159.6 million was primarily due $66.0 million of variable consideration associated with constrained revenue and $93.6 million in backlog related to the funded value of the OMES III project and various other time and materials service contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management team uses to assess our operating performance. We calculate Adjusted EBITDA as net income (loss) excluding results from non-operating sources including interest income, interest expense, share based compensation, change in fair value instruments, gain or loss on issuance of securities, other income/expense, depreciation, impairment of property and equipment, and provision for income taxes.
We present Adjusted EBITDA because we believe it is helpful in highlighting trends in our operating results and because it is frequently used by analysts, investors, and other interested parties to evaluate companies in our industry.

Adjusted EBITDA has limitations as an analytical measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
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
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results.
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA.

	Year Ended December 31,
(in thousands)	2024	2023
Net income (loss)	$(346,922)	$10,140
Adjusted to exclude the following:
Income tax expense	37	40
Depreciation	1,859	1,376
Impairment on property and equipment	5,044	964
Interest (income) expense, net	(180)	823
Share-based compensation expense	8,798	4,273
Change in fair value of earn-out liabilities	120,124	(66,252)
Change in fair value of warrant liabilities	77,651	(15,435)
Change in fair value of SAFE Agreements	—	2,353
Loss on issuance of securities	93,136	6,729
Other (income) expense, net	(1,242)	483
Adjusted EBITDA	$(41,695)	$(54,506)
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
Free Cash Flow has limitations as a liquidity measure, and you should not consider it in isolation or as a substitute for analysis of our cash flows as reported under U.S. GAAP. Some of these limitations are:
•Free Cash Flow is not a measure calculated in accordance with U.S. GAAP and should not be considered in isolation from, or as a substitute for financial information prepared in accordance with U.S. GAAP.
•Free Cash Flow may not be comparable to similarly titled metrics of other companies due to differences among methods of calculation.

•Free Cash Flow may be affected in the near to medium term by the timing of capital investments, fluctuations in our growth and the effect of such fluctuations on working capital and changes in our cash conversion cycle.
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to free cash flow:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(57,587)	$(45,279)
Purchases of property and equipment	(10,111)	(29,911)
Free cash flow	$(67,698)	$(75,190)

Liquidity and Capital Resources
Since inception, we have funded our operations through internally generated cash on hand, proceeds from sales of our capital stock, including the execution of SAFE Agreements, our At The Market Offering Program (the “ATM Program”) with Cantor (as described below), our 2024 Offering (as described below), proceeds from warrant exercises, and proceeds from the issuance of bank debt. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures, general corporate purposes, including operations, research and development and potential mergers and acquisitions. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. Our capital expenditures are primarily related to machinery and equipment, computers and software, and leasehold improvements.

As of December 31, 2024, we had cash and cash equivalents of $207.6 million and working capital of $194.3 million. For the year ended December 31, 2024, the Company received approximately $294.7 million in gross proceeds from warrant exercises, sales of stock under the ATM program and the 2024 Offering, and other equity transactions, as further described in Notes 8 and 9.

In connection with the Business Combination as discussed in Notes 1 and 8, the Company entered into the Cantor Purchase Agreement, pursuant to which the Company may direct CFPI, at the Company’s discretion, to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. The Cantor Purchase Agreement contractually terminated on September 1, 2024. Additionally, in April 2024, the Company and Cantor entered into a Controlled Equity Offering Sales Agreement with Cantor acting as the Company’s exclusive sales agent for the sale of newly issued shares of Class A Common Stock for aggregate proceeds up to $100.0 million, as further described in Note 8 as the ATM Program. Pursuant to the ATM program, the Company raised approximately $97.5 million, net of $2.5 million in transaction fees, during the second and third quarters of 2024.

In December 2024, the Company completed an underwritten public offering of 10,952,381 shares of its Class A Common Stock at a price to the public of $10.50 per share (the “Public Offering”), which included the full exercise of the underwriters’ option to purchase an additional 1,275,714 shares of Class A Common Stock from the Company. The Company also entered into an agreement with an accredited investor, pursuant to which the Company sold to the investor 952,381 shares of its Class A Common Stock in a concurrent private placement at a purchase price per share equal to the Public Offering price per share of $10.50 (the “Private Offering” together with the Public Offering, the “2024 Offering”). The net proceeds to the Company from the 2024 Offering, after deducting transaction costs of $6.5 million, were approximately $116.9 million.

As further described in Note 17 - Subsequent Events, the Company announced on February 4, 2025, the redemption of all of its outstanding warrants (the Public Warrants and Private Warrants as defined in Note 9, collectively the “Warrants”) and Warrants remaining unexercised as of March 6, 2025 (the “Redemption Date”) were redeemed by the Company for $0.01 per Warrant. During the first quarter of 2025, the Company received approximately $176.6 million in gross proceeds from the Warrant exercises of 15,358,229. On the Redemption Date, a total of 6,571,724 Warrants remained unexercised and the Company redeemed those Warrants for an aggregate redemption price of $66 thousand. In connection with the Warrant Redemption, a warrant holder agreed to exercise 1,800,000 of the Public Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

Management believes that the cash and cash equivalents as of December 31, 2024 and the additional liquidity provided by subsequent equity transactions, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.

Loan Agreement
On March 4, 2025, we entered into a loan and security agreement (the “Loan Agreement”) with Stifel Bank. The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million (the “Revolving Facility”). The proceeds of the loans (and any letters of credit issued thereunder) may be used for the funding of growth initiatives, including working capital needs and general corporate purposes as the Company continues to focus on minimizing its cost of capital while maximizing available funding alternatives. Amounts outstanding under the Revolving Facility will bear interest at a rate per annum equal to the greater of (a) Term SOFR (secured overnight financing rate) plus 2.75% and (b) 6.00%. The Loan Agreement matures on April 30, 2027 (the “Maturity Date”). Subject to certain conditions in the Loan Agreement, amounts borrowed thereunder may be repaid and reborrowed at any time prior to the Maturity Date. As of the date of this filing, the revolving credit facility remains unborrowed.

Live Oak Mobilization Credit Facility
In December 2019, the Company entered into a loan agreement with Live Oak Banking Company (the “Credit Mobilization Facility”) which provided a $12.0 million credit mobilization facility that was paid in full as of November 2023. In July 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak Banking Company which provided an $8.0 million credit mobilization facility with a loan maturity of July 14, 2024. The Credit Mobilization Facility bears interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0% and requires the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company. There was $8.0 million outstanding under the Credit Mobilization Facility as of December 31, 2023. The Company paid $5.0 million during the second quarter of 2024, and paid the remaining $3.0 million in July 2024 and the facility has been terminated. See Note 6 - Debt to our consolidated financial statements for additional information related to the credit mobilization facilities.
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

On January 29, 2024, the Bridge Loan was repaid in full as a result of $10.0 million in contributions from the Guarantor under the Bridge Loan Conversion transaction further described in Note 8.

Other

In March 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-278288) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of the Company’s Class A common stock and warrants. Up to a maximum of $100.0 million of the maximum aggregate offering price of $300.0 million may be issued and sold pursuant to an at-the-market financing facility under a capital controlled equity offering sales agreement between the Company and Cantor Fitzgerald & Co. As of the third quarter of 2024, the Company raised approximately $97.5 million in net proceeds (net of $2.5 million in transaction fees) pursuant to the at-the-market financing facility. In addition, subject to market and other conditions, we may opportunistically pursue underwritten public offerings of our Class A common stock under such shelf registration statement for our account or the account of our selling stockholders. Unless otherwise specified in the prospectus supplement relating to any such offering, we expect to use the net proceeds of any sales of Class A common stock for our account for general corporate purposes. We would not receive any proceeds from the sale of our Class A common stock by the selling stockholders. We expect to continue to evaluate opportunities for such underwritten offerings over the near and intermediate term.
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(57,587)	$(45,279)
Net cash used in investing activities	$(10,111)	$(29,911)
Net cash provided by financing activities	$272,787	$53,924
Cash Flows for the years ended December 31, 2024 and 2023
Operating Activities
During the year ended December 31, 2024, our operating activities used $57.6 million of net cash as compared to $45.3 million of net cash used during the year ended December 31, 2023. Changes in operating assets and liabilities which consist primarily of working capital balances for our projects may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities.
Investing Activities
During the year ended December 31, 2024, investing activities used $10.1 million of net cash as compared to $29.9 million of net cash used during the year ended December 31, 2023. The $19.8 million favorable change primarily results from capital expenditures that occurred during 2023 for our Lunar Production and Operations Center that was completed in late 2023 slightly offset by capital expenditures associated primarily with the new NSN contract award in late 2024.
Financing Activities
During the year ended December 31, 2024, financing activities provided $272.8 million of net cash as compared to $53.9 million of net cash provided during the year ended December 31, 2023.

During 2024, our financing activities primarily included $61.3 million in proceeds from the exercise of warrants, $224.0 million in net proceeds from the issuance of securities, $10.0 million in proceeds received in borrowings under the Bridge Loan offset by the repayment of $10.0 million, $8.0 million repayment on a loan under our Credit Mobilization Facility, $2.3 million in distributions to noncontrolling interests, and $2.2 million in net activity related to our share-based awards.

During 2023, our financing activities primarily included $34.1 million in proceeds received upon consummation of the Business Combination and Series A Preferred Stock issuance slightly offset by $9.4 million in related transaction costs paid. We also received $20.0 million in proceeds upon the close of the Private Placement, $12.7 million in cash associated with the termination of a prepaid forward purchase agreement and $16.1 million in proceeds from the exercise of warrants, slightly offset by $12.0 million repayment on a loan under our Credit Mobilization Facility and member distributions of $8.0 million.

Contractual Obligations and Commitments
The following table presents our significant contractual obligations and commitments as of December 31, 2024 (in thousands):

		Payments Due
	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease obligations(1)	$69,521	$2,522	$2,614	$2,175	$2,232	$2,710	$57,268
Finance lease obligations(1)	110	47	41	17	5	—	—
Purchase commitments(2)	97,089	38,973	37,829	20,287	—	—	—
Total	$166,720	$41,542	$40,484	$22,479	$2,237	$2,710	$57,268

(1)    Refer to Note 5 for additional information on our operating and finance lease obligations.
(2)    From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. This represents our significant remaining purchase obligations under non-cancelable commitments.

See Note 7 of the consolidated financial statements for information regarding our tax receivable agreement.
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

If the Company loses its EGC status, it will qualify as a large accelerated filer based on its unaffiliated market capitalization, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Intuitive Machines, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, mezzanine equity, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Houston, Texas
March 25, 2025

INTUITIVE MACHINES, INC.
Consolidated Balance Sheets
(in thousands, except share data and par value)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$207,607	$4,498
Restricted cash	2,042	62
Trade accounts receivable	44,759	16,881
Contract assets	34,592	7,126
Prepaid and other current assets	4,161	3,044
Total current assets	293,161	31,611
Property and equipment, net	23,364	18,349
Operating lease right-of-use assets	38,765	35,853
Finance lease right-of-use assets	114	95
Total assets	$355,404	$85,908
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$17,350	$16,771
Accounts payable - affiliated companies	2,750	5,786
Current maturities of long-term debt	—	8,000
Contract liabilities, current	65,184	41,371
Operating lease liabilities, current	2,021	4,833
Finance lease liabilities, current	37	25
Other current liabilities	11,489	4,747
Total current liabilities	98,831	81,533
Contract liabilities, non-current	14,334	—
Operating lease liabilities, non-current	35,259	30,550
Finance lease liabilities, non-current	63	67
Earn-out liabilities	134,156	14,032
Warrant liabilities	68,778	11,294
Other long-term liabilities	62	4
Total liabilities	351,483	137,480
Commitments and contingencies (Note 13)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 26,000 shares issued and outstanding	5,990	28,201
Redeemable noncontrolling interests	1,005,965	181,662
SHAREHOLDERS’ DEFICIT
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 101,859,000 and 22,279,876 shares issued and 100,609,000 and 21,029,876 outstanding	10	2
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 55,394,533 and 70,909,012 shares issued and outstanding	6	7
Treasury stock, at cost, 1,250,000 shares	(12,825)	(12,825)
Paid-in capital	—	—
Accumulated deficit	(996,453)	(248,619)
Total shareholders’ deficit attributable to the Company	(1,009,262)	(261,435)
Noncontrolling interests	1,228	—
Total shareholders’ deficit	(1,008,034)	(261,435)
Total liabilities, mezzanine equity and shareholders’ deficit	$355,404	$85,908
The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$228,000	$79,551
Operating expenses:
Cost of revenue (excluding depreciation)	190,369	101,044
Cost of revenue (excluding depreciation) - affiliated companies	34,862	2,949
Depreciation	1,859	1,376
Impairment of property and equipment	5,044	964
General and administrative expense (excluding depreciation)	53,262	34,337
Total operating expenses	285,396	140,670
Operating loss	(57,396)	(61,119)
Other income (expense), net:
Interest income (expense), net	180	(823)
Change in fair value of earn-out liabilities	(120,124)	66,252
Change in fair value of warrant liabilities	(77,651)	15,435
Change in fair value of SAFE Agreements	—	(2,353)
Loss on issuance of securities	(93,136)	(6,729)
Other income (expense), net	1,242	(483)
Total other income (expense), net	(289,489)	71,299
Income (loss) before income taxes	(346,885)	10,180
Income tax expense	(37)	(40)
Net income (loss)	(346,922)	10,140
Net loss attributable to Intuitive Machines, LLC prior to the Business Combination	—	(6,481)
Net income (loss) (post Business Combination)	(346,922)	16,621
Net loss attributable to redeemable noncontrolling interest	(67,004)	(45,141)
Net income attributable to noncontrolling interest	3,495	—
Net income (loss) attributable to the Company	(283,413)	61,762
Less: Preferred dividends	(896)	(2,343)
Net income (loss) attributable to Class A common shareholders	$(284,309)	$59,419

Net income (loss) per share (1)
Net income (loss) per share of Class A common stock - basic	$(4.63)	$3.37
Net income (loss) per share of Class A common stock - diluted	(4.63)	2.42
Weighted-average common shares outstanding
Weighted average shares outstanding - basic	61,410,250	17,648,050
Weighted average shares outstanding - diluted	61,410,250	25,564,313
(1)As a result of the Business Combination, the capital structure changed and net income per share information for 2023 represents results after the Closing Date of the Business Combination, for the period from February 13, 2023 through December 31, 2023. See Note 1 - Business Description and Note 12 - Net Income (Loss) per Share for additional information.

The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Mezzanine Equity
(In thousands except per share data)

	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2022	—	$—	$—
Issuance of series A preferred stock	26,000	25,827	—
Cumulative preferred dividends	—	2,343	—
Accretion of preferred stock discount	—	31	—
Establishment of redeemable noncontrolling interests	—	—	(85,865)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	312,668
Net loss attributable to redeemable noncontrolling interests	—	—	(45,141)
Balance, December 31, 2023	26,000	$28,201	$181,662
Conversion of Series A preferred stock (Note 7)	(21,000)	(23,120)	—
Cumulative preferred dividends	—	896	—
Accretion of preferred stock discount	—	13	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	891,307
Net loss attributable to redeemable noncontrolling interests	—	—	(67,004)
Balance, December 31, 2024	5,000	$5,990	$1,005,965

The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)

	Members Units			Common Stock Class A		Common Stock Class B		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Units			Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	122,505,500		$1	—	$—	—	$—	—	$—	$—	$14,967	$(65,859)	$(50,891)
Issuance of units	21,500		—	—	—	—	—	—	—	—	22	—	22
Share-based compensation expense	—		—	—	—	—	—	—	—	—	101	—	101
Net loss	—		—	—	—	—	—	—	—	—	—	(6,481)	(6,481)
Effects of Business Combination
Recapitalization	(122,527,000)		(1)	13,736,932	2	10,566	—	68,140,188	6	—	47,438	—	47,445
Conversion of SAFE Agreements	—		—	2,066,666	—	—	—	—	—	—	20,667	—	20,667
Issuance of warrants to preferred shareholders	—		—	—	—	—	—	—	—	—	173	—	173
Transaction costs	—		—	—	—	—	—	—	—	—	(24,445)	—	(24,445)
Establishment of the earn-out liabilities	—		—	—	—	—	—	—	—	—	(99,659)	—	(99,659)
Establishment of redeemable noncontrolling interest	—		—	—	—	—	—	—	—	—	85,865	—	85,865
Activities subsequent to the Business Combination
Share-based compensation expense	—		—	—	—	—	—	—	—	—	4,172	—	4,172
Member distributions	—		—	64,328	—	—	—	268,824	—	—	3,168	(11,120)	(7,952)
Cumulative preferred dividends	—		—	—	—	—	—	—	—	—	(2,343)	—	(2,343)
Accretion of preferred stock discount	—		—	—	—	—	—	—	—	—	(31)	—	(31)
Repurchase of common stock	—		—	—	—	—	—	—	—	(12,825)	—	—	(12,825)
Class A common stock issued for warrants exercised	—		—	1,402,106	—	—	—	—	—	—	16,124	—	16,124
Class A common stock issued related to Private Placement (Note 9)	—		—	4,705,883	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	—		—	197,610	—	—	—	—	—	—	(369)	—	(369)
Class A common stock issued for Class B canceled	—		—	10,566	—	(10,566)	—	—	—	—	—	—	—
Partner capital	—		—	—	—	—	—	—	—	—	686	—	686
Recapitalization adjustment (Note 3)	—		—	—	—	—	—	—	—	—	(1,000)	—	(1,000)
Issuance of Class A Common Stock related to CEF (Notes 3)	—		—	95,785	—	—	—	—	—	—	834	—	834
Issuance of Class C common stock related to earn-out awards (Note 3)	—	0	—	—	—	—	—	2,500,000	1	—	19,375	—	19,376
Other	—		—	—	—	—	—	—	—	—	—	2	2
Subsequent remeasurement of redeemable noncontrolling interests	—		—	—	—	—	—	—	—	—	(85,745)	(226,923)	(312,668)
Net income attributable to the Company	—		—	—	—	—	—	—	—	—	—	61,762	61,762
Balance, December 31, 2023	—		$—	22,279,876	$2	—	$—	70,909,012	$7	$(12,825)	$—	$(248,619)	$(261,435)

INTUITIVE MACHINES, INC.
Consolidated Statements of Shareholders’ Deficit (continued)
(In thousands except per share data)

	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	22,279,876	$2	70,909,012	$7	$(12,825)	$—	$(248,619)	$(261,435)	$—	$(261,435)
Share-based compensation expense	—	—	—	—	—	8,798	—	8,798	—	8,798
Cumulative preferred dividends	—	—	—	—	—	(896)	—	(896)	—	(896)
Accretion of preferred stock discount	—	—	—	—	—	(13)	—	(13)	—	(13)
Conversion of Series A preferred stock (Note 8)	7,738,743	1	—	—	—	23,119	—	23,120	—	23,120
Class A common stock issued for warrants exercised (Note 9)	22,974,743	3	—	—	—	184,561	—	184,564	—	184,564
Class A common stock issued related to loan conversion (Notes 6 and 8)	3,487,278	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	250,947	—	—	—	—	52	—	52	—	52
Class A common stock issued for vested RSUs and PSUs	1,339,417	—	—	—	—	(2,281)	—	(2,281)	—	(2,281)
Class A common stock issued for Class C canceled	15,361,622	1	(15,361,622)	(1)	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(2,267)	(2,267)
Issuance of Class A common stock related to ATM Program (Note 8)	16,521,612	2	—	—	—	97,495	—	97,497	—	97,497
Issuance of Class A common stock related to the 2024 Offering and Concurrent Private Placement (Note 8)	11,904,762	1	(152,857)	—	—	116,874	—	116,875	—	116,875
Transaction costs (Note 8)	—	—	—	—	—	(350)	—	(350)	—	(350)
Tax receivable agreement - obligation to partners	—	—	—	—	—	(473)	—	(473)	—	(473)
Issuance of Class C common stock related to earn-out awards (Note 8)	—	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(426,886)	(464,421)	(891,307)	—	(891,307)
Net income attributable to noncontrolling interest	0	—	—	—	—	—	—	—	3,495	3,495
Net loss attributable to the Company	—	—	—	—	—	—	(283,413)	(283,413)	—	(283,413)
Balance, December 31, 2024	101,859,000	$10	55,394,533	$6	$(12,825)	$—	$(996,453)	$(1,009,262)	$1,228	$(1,008,034)

The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(346,922)	$10,140
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,859	1,376
Bad debt expense (recovery)	440	(836)
Impairment of property and equipment	5,044	964
Share-based compensation expense	8,798	4,273
Change in fair value of SAFE Agreements	—	2,353
Change in fair value of earn-out liabilities	120,124	(66,252)
Change in fair value of warrant liabilities	77,651	(15,435)
Loss on issuance of securities	93,136	6,729
Deferred income taxes	—	7
Other	58	43
Changes in operating assets and liabilities:
Trade accounts receivable, net	(28,319)	(14,743)
Contract assets	(28,102)	490
Prepaid expenses	(481)	(1,435)
Other assets, net	1,334	1,165
Accounts payable and accrued expenses	(1,228)	14,091
Accounts payable – affiliated companies	(3,036)	4,441
Contract liabilities – current and long-term	38,147	(9,841)
Other liabilities	3,910	17,191
Net cash used in operating activities	(57,587)	(45,279)
Cash flows from investing activities:
Purchase of property and equipment	(10,111)	(29,911)
Net cash used in investing activities	(10,111)	(29,911)
Cash flows from financing activities:
Proceeds from Business Combination	—	8,055
Proceeds from issuance of Series A Preferred Stock	—	26,000
Transaction costs	(9,370)	(9,371)
Proceeds from borrowings	10,000	—
Repayment of loans	(18,000)	(12,000)
Proceeds from issuance of securities	233,392	20,000
Member distributions	—	(7,952)
Stock option exercises	300	—
Forward purchase agreement termination	—	12,730
Warrants exercised	61,261	16,124
Contributions from (distributions to) noncontrolling interests	(2,267)	686
Payment of withholding taxes from share-based awards	(2,529)	(348)
Net cash provided by financing activities	272,787	53,924
Net increase (decrease) in cash, cash equivalents and restricted cash	205,089	(21,266)
Cash, cash equivalents and restricted cash at beginning of the period	4,560	25,826
Cash, cash equivalents and restricted cash at end of the period	209,649	4,560
Less: restricted cash	2,042	62
Cash and cash equivalents at end of the period	$207,607	$4,498
Supplemental disclosure of cash flow information
Cash paid for interest	$408	$1,919
Cash paid for taxes	$613	$35
Accrued capital expenditures	$1,807	$—
Noncash financing activities:
Transaction costs	$—	$15,074
SAFE Agreements	$—	$20,667
Class A Common Stock related to CEF (Note 8)	$—	$834
Issuance of Class C Common Stock related to earn-out awards (Note 8)	$—	$19,376
Conversion of Series A preferred stock (Note 8)	$23,120	$—
Preferred dividends	$(896)	$(2,343)

The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION

Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp. or “IPAX”), collectively with its subsidiaries (the “Company,” “IM,” “Intuitive Machines,” “we,” “us” or “our”) is a space technology, infrastructure, and services company that is contributing to the establishment of cislunar infrastructure and commerce. Cislunar encompasses objects in orbit in the Earth-Moon system and on the Lunar surface. We are focused on establishing the lunar infrastructure and basis for commerce to inform and sustain human presence off Earth. We believe our business is well positioned for continued growth and expansion as we scale these services. Our vision is that our infrastructure services enable our customers to focus on their unique contributions to create a thriving, diverse cislunar economy and expand the commercial space exploration marketplace. IM is currently headquartered in Houston, Texas.

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

Beginning on February 14, 2023, the Company’s Class A Common Stock and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share (the “Warrants” as further defined in Note 9) began trading on Nasdaq under the symbols “LUNR” and “LUNRW,” respectively. On February 4, 2025, the Company announced the redemption of all of its outstanding publicly issued Warrants. In connection with the redemption, the Warrants ceased trading on the Nasdaq and were delisted, with the suspension of trading effective before the market opened on March 6, 2025. Refer to Note 17 - Subsequent Events for more information on the redemption.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements and related notes as of and for the years ended December 31, 2024 and 2023 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. Our consolidated financial statements include the accounts of Intuitive Machines, the accounts of Space Network Solutions, LLC (“SNS” or “Space Network Solutions”) a majority-owned subsidiary, and IX, LLC, a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income. The Company reclassed a certain line item in the consolidated balance sheet.
Emerging Growth Company

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company did not opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. If the Company loses its EGC, it will qualify as a large accelerated filer based on its unaffiliated market capitalization, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended.
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.
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
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. See Note 16 - Segment Information for additional disclosures on segment reporting.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 90% and 74% of the Company’s total revenue for the years ended December 31, 2024 and 2023, respectively, and accounted for 90% and 80% of the accounts receivable balance as of December 31, 2024 and 2023, respectively.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. For the years ended December 31, 2024 and 2023, the Company had one major supplier representing 17% of goods and services purchased for both periods. As of December 31, 2024, there were two major suppliers representing 14% and 8% of the accounts payable balance. There were no accounts payable balances associated with a major supplier as of December 31, 2023.
Liquidity and Capital Resources
The consolidated financial statements as of December 31, 2024 and for the years ended December 31, 2024 and 2023, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of December 31, 2024, the Company had cash and cash equivalents of $207.6 million and working capital of $194.3 million. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock including the execution of SAFE Agreements, our At The Market Offering Program (the “ATM Program”) with Cantor (as described below), our 2024 Offering (as described below), proceeds from warrant exercises, and proceeds from the issuance of bank debt. For the year ended December 31, 2024, the Company received approximately $294.7 million in gross proceeds from warrant exercises, sales of stock under the ATM program and 2024 Offering, and other equity transactions, as further described in Notes 8 and 9.
In connection with the Business Combination as discussed in Notes 1 and 8, the Company entered into the Cantor Purchase Agreement, pursuant to which the Company may direct CFPI, at the Company’s discretion, to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the “exchange cap” specified therein, subject to certain customary conditions and limitations set forth in the agreement. The Cantor Purchase Agreement contractually terminated on September 1, 2024. Additionally, in April 2024, the Company and Cantor entered into a Controlled Equity Offering Sales Agreement with Cantor acting as the Company’s exclusive sales agent for the sale of newly issued shares of Class A Common Stock for aggregate proceeds up to $100.0 million, as further described in Note 8 as the ATM Program. Pursuant to the ATM program, the Company raised approximately $97.5 million, net of $2.5 million in transaction fees, during the second and third quarters of 2024.
In December 2024, the Company completed an underwritten public offering of 10,952,381 shares of its Class A Common Stock at a price to the public of $10.50 per share (the “Public Offering”), which included the full exercise of the underwriters’ option to purchase an additional 1,275,714 shares of Class A Common Stock from the Company. The Company also entered into an agreement with an accredited investor, pursuant to which the Company sold to the investor 952,381 shares of its Class A Common Stock in a concurrent private placement at a purchase price per share equal to the Public Offering price per share of $10.50 (the “Private Offering” together with the Public Offering, the “2024 Offering”). The net proceeds to the Company from the 2024 Offering, after deducting transaction costs of $6.5 million, were approximately $116.9 million.

As further described in Note 17 - Subsequent Events, the Company announced on February 4, 2025, the redemption of all of its outstanding warrants (the Public Warrants and Private Warrants as defined in Note 9, collectively the “Warrants”) and Warrants remaining unexercised as of March 6, 2025 (the “Redemption Date”) will be redeemed by the Company for $0.01 per Warrant. During the first quarter of 2025, the Company received approximately $176.6 million in gross proceeds from the Warrant exercises of 15,358,229. On the Redemption Date, a total of 6,571,724 Warrants remained unexercised and the Company redeemed those Warrants for an aggregate redemption price of $66 thousand. In connection with the Warrant Redemption, a warrant holder agreed to exercise 1,800,000 of the Public Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

Management believes that the cash and cash equivalents as of December 31, 2024 and the additional liquidity provided by subsequent equity transactions (discussed above), will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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
Issuance of Securities
Transaction costs related to various agreements for the issuance of securities (as further described in Note 8), includes direct legal, broker, accounting and other fees. Transaction costs related to these activities totaled approximately $9.4 million for the year ended December 31, 2024, recorded as an offset in additional paid-in capital in our consolidated balance sheets and approximately $1.4 million for the year ended December 31, 2023, charged to general and administrative expenses in our statement of operations.

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
Depreciation is computed using the straight-line method over the following estimated useful lives of assets:

Asset	Useful Life
Leasehold improvements	1 – 12 years
Vehicles and trailers	3 – 5 years
Computers and software	3 years
Furniture and fixtures	5 years
Machinery and equipment	3 – 7 years
Expenditures for maintenance and repairs that do not extend the useful lives of property and equipment are recognized as expenses when incurred. Upon retirement or sale of assets, the cost and related accumulated depreciation and amortization is written off. No material gains or losses related to the sale of assets have been recognized in the accompanying consolidated statements of operations.
Long-Lived Assets
Long-lived assets consist of property and equipment, net, and are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. Recoverability is measured by comparing the carrying value of a long-lived asset to the future undiscounted cash flows that the long-lived asset is expected to generate from use and eventual disposition. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. For the year ended December 31, 2024, we recorded impairment charges of approximately $5.0 million within our consolidated statements of operations associated with construction in progress of certain assets under development by a third part subcontractor that were not in compliance according to the specifications under contract. For the year ended December 31, 2023, we recorded impairment charges of $1.0 million within the consolidated statements of operations associated with leasehold improvements and furniture and fixtures in connection with our previous corporate headquarters. See Note 4 for further discussion of our impairment losses on property and equipment.

Earn-Out Liabilities
Unvested earn out units of Intuitive Machines, LLC (“Earn Out Units”) are classified as liability transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event (as defined below) is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to shareholders’ equity (deficit) on the consolidated balance sheet. As of the Closing Date, the Earn Out Units had a fair value of $99.7 million. As a result of the OMES III Contract award by the National Aeronautics and Space Administration (“NASA”) in May 2023, Triggering Event I (as defined below) under the earn out agreement vested resulting in the issuance of 2,500,000 shares of Intuitive Machines Class C common stock, par value $0.0001 per share (the “Class C Common Stock”) with a fair value of approximately $19.4 million to the applicable Intuitive Machines, LLC Members resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. As of December 31, 2024, the remaining Earn Out Units had a fair value of $134.2 million. See Note 11 - Fair Value Measurements for additional information related to the changes in fair value on the earn-out liabilities.

Triggering Events
The 10,000,000 Earn Out Units received by the applicable Intuitive Machines, LLC Members related to the Business Combination (discussed in Note 1) are subject to vesting and will be earned, released and delivered upon satisfaction of the following milestones (each, a “Triggering Event”):

(i) 2,500,000 Earn Out Units will vest if, during the Earn Out Period (as defined below), Intuitive Machines is awarded the OMES III Contract by NASA (“Triggering Event I”);

(ii) 5,000,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I occurs and the volume weighted average closing sale price of the Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-A”);
(iii) 7,500,000 Earn Out Units will vest if, within the Earn Out Period, Triggering Event I has not occurred and the volume weighted average closing sale price of the Class A Common Stock equals or exceeds $15.00 per share (“Triggering Event II-B”) and;
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

Subsequent Earn Out Events
In February 2025, the remaining Earn Out Units vested due to Triggering Events II-A and III (as defined above) under the earn out agreement resulting in the issuance of 5,000,000 and 2,500,000, respectively, shares of Intuitive Machines’ Class C Common Stock. See Note 17 - Subsequent Events for additional information related to these earn out events.

The Series A Investment

Concurrently with the execution of the Business Combination Agreement (as described in Note 1), Intuitive Machines, Inc. entered into the Series A Purchase Agreement with Kingstown 1740 Fund, LP (an existing security holder of Intuitive Machines, Inc. and an affiliate of IPAX’s sponsor, Inflection Point Holdings LLC (the “Sponsor”) and Ghaffarian Enterprises, LLC (an affiliate of Kamal Ghaffarian, an Intuitive Machines, LLC founder) (collectively, the “Series A Investors”), pursuant to which, and on the terms and subject to the conditions of which, Intuitive Machines, Inc. agreed to issue and sell to the Series A Investors (i) an aggregate of 26,000 shares of 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) which will be convertible into shares of Class A Common Stock in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Cumulative Convertible Preferred Stock (the “Certificate of Designation”) and (ii) warrants to purchase 541,667 shares of Class A Common Stock at an initial exercise price of $15.00 per share, subject to adjustment (the “Preferred Investor Warrants”).

In conjunction with the closing of the Business Combination, the Company received proceeds of $26.0 million and issued 26,000 shares of Series A Preferred Stock and 541,667 Preferred Investor Warrants. The Series A Preferred Stock and Preferred Investor Warrants each represent freestanding financial instruments. The Series A Preferred Stock is not a mandatorily redeemable financial instrument and is redeemable at the option of the Series A Investors. The Series A Preferred Stock was recorded as Series A preferred stock subject to possible redemption and classified as temporary equity pursuant to ASC 480-10-S99. The Preferred Investor Warrants were classified as equity. The $26.0 million in proceeds received were allocated to the Series A Preferred Stock and Preferred Investor Warrants based on the relative fair value of the instruments at closing. See Note 8 for additional information on the Series A Preferred Stock and Note 9 for additional information on the Series A Preferred Warrants.

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

Lease Liabilities and Right-of-Use Assets
We determine whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and right-of-use assets (“ROU assets”) are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in the calculation of present value unless the implicit rate can be readily determined, however, none of our lease liabilities were determined using implicit rates. Certain leases include provisions for the renewal or termination. We only consider fixed payments and those options that are reasonably certain to be exercised in the determination of the lease term and the initial measurement of lease liabilities and ROU assets. Expense for operating lease payments is recognized as lease expense on a straight-line basis over the lease term. We do not separate lease and non-lease components of a contract. Operating and finance ROU assets, and operating and finance lease liabilities are presented within our consolidated balance sheet. See Note 5 - Leases for further disclosures and information on leases.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade accounts receivables, accounts payables, amounts receivable or payable to related parties and long-term debt. The carrying amount of cash and cash equivalents, trade accounts receivables, accounts payables and receivables and payables from affiliates approximates fair value because of the short-term nature of the instruments. The fair value of debt approximates its carrying value because the cost of borrowing fluctuates based upon market conditions.
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
Redeemable Noncontrolling Interests

Noncontrolling interests represent the portion of Intuitive Machines, LLC that Intuitive Machines, Inc. controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 68,150,754 common units issued by Intuitive Machines, LLC to the prior investors. As of the Close of the Business Combination, Intuitive Machines, Inc. held an 18.8% interest in Intuitive Machines, LLC, with the remaining 81.2% interest held by Intuitive Machines, LLC’s prior investors. As of December 31, 2024, Intuitive Machines, Inc. held an 64.5% interest in Intuitive Machines, LLC with the remaining 35.5% interest held by the prior investors. The prior investors’ interests in Intuitive Machines, LLC represents a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Intuitive Machines Class C Common Stock in Intuitive Machines) for either shares of Class A Common Stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of Intuitive Machines, LLC Common Units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the Board’s approval. As of December 31, 2024, the prior investors of Intuitive Machines, LLC hold the majority of the voting rights on the Board.

As the redeemable noncontrolling interests are redeemable upon the occurrence of an event that is not solely within the Company’s control, we classify our redeemable noncontrolling interests as temporary equity. The redeemable noncontrolling interests were initially measured at the Intuitive Machines, LLC prior investors’ share in the net assets of the Company upon consummation of the Business Combination. Subsequent remeasurements of the Company’s redeemable noncontrolling interests are recorded as a deemed dividend each reporting period, which reduces retained earnings, if any, or additional paid-in capital of Intuitive Machines. Remeasurements of the Company’s redeemable noncontrolling interests are based on the fair value of our Class A Common Stock. See Note 8 - Mezzanine Equity and Equity for additional information related to the redeemable noncontrolling interests.

General and Administrative Expense
General, selling, and administrative expenses consist of human capital related expenses for employees involved in general corporate functions, including executive management and administration, accounting, finance, tax, legal, information technology, marketing, and human resources; rent relating to the Company’s office space; professional fees and other general corporate costs; and research and development. Human capital expenses primarily include salaries and benefits. Research and development (“R&D”) represents costs incurred for the Company’s continued enhancements of our landers, lunar data network, other space systems, and also for the development and innovation of our proprietary technology platforms. R&D costs primarily include engineering personnel salaries and benefits, subcontractor costs, materials and supplies, and other related expenses.
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
Contract Costs
Contract costs include all direct materials, labor and subcontractor costs and an allocation of indirect costs related to contract performance. Customer-furnished materials are included in both contract revenue and cost of revenue when management concludes that the company is acting as a principal rather than as an agent. Revenue for uninstalled materials is recognized when the cost is incurred and control is transferred to the customer, which revenue is recognized using the cost-to-cost method. Certain costs associated with significant long-term service arrangements are capitalized and amortized across the life of the contract. Capitalized contract costs primarily relate to prepaid pre-launch integration and engineering services and launch services subcontracted with a third party. Pre-launch integration and engineering services and launch services are capitalized and amortized over the term of the contract on a systematic basis that is consistent with the transfer of the goods and services to our end customer. Project mobilization costs are generally charged to the project as incurred when they are an integrated part of the performance obligation being transferred to the client. Costs to obtain a contract are expensed as incurred unless they are expected to be recovered from the customer.
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

The Company follows the guidance of ASC Topic 740, Income Taxes. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The open tax years for the tax returns generally include 2020 through 2022 for state and federal reporting purposes.

Tax Receivable Agreement

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a Tax Receivable Agreement (the “TRA”) with Intuitive Machines, LLC and certain Intuitive Machines, LLC members (the “TRA Holders”). Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. realizes, or is deemed to realize, as a result of certain tax attributes, including (A) existing tax basis of certain assets of Intuitive Machines, LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by Intuitive Machines, Inc., (C) certain tax benefits realized by Intuitive Machines, Inc. as a result of the Business Combination, and (D) tax deduction in respect of portions of certain payments made under the TRA. All such payments to the TRA Holders are the obligations of Intuitive Machines, Inc., and not that of Intuitive Machines, LLC. See Note 7 - Income taxes for additional information on the TRA liability.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The new standard became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Other Current Liabilities
As of December 31, 2024 and 2023, other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Payroll accruals	$10,274	$2,553
Income tax payable	43	20
Professional fees accruals	960	832
Commercial insurance financing	—	493
Commitment shares liability (see Note 8)	—	755
Other accrued liabilities	212	94
Other current liabilities	$11,489	$4,747

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

As of June 30, 2024, the cumulative error for all periods previously reported was an understatement of Net income attributable to the Company of approximately $5.1 million impacting Contract liabilities (current and non-current) and Accounts payable – affiliated companies in our consolidated balance sheets and Cost of revenues (excluding depreciation) and General and administrative expense (excluding depreciation) in our consolidated statements of operations. The errors had no impact to total operating cash flows in our previously reported cash flows. We assessed the materiality of the errors, both quantitatively and qualitatively, in accordance with the SEC’s SAB No. 99 and SAB No. 108, and concluded these errors were not material to any of our previously issued quarterly or annual financial statements. In order to correctly present the errors noted above, previously issued financial statements have been revised and are presented as “As Corrected” in the tables below.

The effect of the corrections on the consolidated balance sheet at December 31, 2023 and consolidated statement of operations for the fiscal year ended December 31, 2023 are as follows (in thousands):

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

NOTE 3 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024		2023
Revenue by Contract Type
Cost reimbursable	$146,516	64%	$13,920	17%
Fixed price	74,681	33%	58,743	74%
Time and materials	6,803	3%	6,888	9%
Total	$228,000	100%	$79,551	100%
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
The following table presents contract assets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Contract Assets
Unbilled receivables	$18,113	$6,146
Deferred contract costs	16,479	980
Total	$34,592	$7,126
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $13.7 million and $31.2 million, respectively, for the years ended December 31, 2024 and 2023.
The following table presents contract liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Contract liabilities – current
Deferred revenue	$54,803	$22,896
Contract loss provision	7,890	5,457
Accrued launch costs	2,491	13,018
Total contract liabilities – current	65,184	41,371
Contract liabilities – long-term
Deferred revenue	14,334	—
Total contract liabilities	$79,518	$41,371
Revenue recognized from amounts included in contract liabilities at the beginning of the period was $13.6 million and $38.2 million during the years ended December 31, 2024 and 2023, respectively.

Loss Contracts
A contract loss occurs when the current estimate of the consideration that we expect to receive is less than the current estimate of total estimating costs to complete the contract. For purposes of determining the existence of or amount of a contract loss, we consider total contract consideration, including any variable consideration constrained for revenue recognition purposes. We may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of $28.1 million and $23.6 million, respectively, for the years ended December 31, 2024 and 2023.
As of December 31, 2024, the status of these loss contracts was as follows:
•The first contract, for lunar payload services, became a loss contract due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The contract was successfully completed in February 2024. As a result of a successful mission, previously constrained variable consideration of $12.3 million as of December 31, 2023 was released and approximately $11.6 million was recognized as revenue during the first quarter of 2024. For the years ended December 31, 2024, and 2023, changes in estimated contract costs resulted in an additional $5.7 million and $9.0 million in contract loss, respectively.
•The second contract, for lunar payload services, became a loss contract in 2021 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. For the years ended December 31, 2024 and 2023, changes in estimated contract costs resulted in an additional $12.5 million and $5.8 million in contract loss, respectively. As of December 31, 2024, and 2023, this contract was approximately 69% complete and 64% complete, respectively. The period of performance for this contract currently runs through June 2026 as a result of modification to the contract. As of December 31, 2024 and 2023, the contract loss provision recorded in contract liabilities, current was $7.0 million and $0.9 million, respectively, in our consolidated balance sheets.
•The third contract, for lunar payload services, became a loss contract in 2023 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. For the years ended December 31, 2024 and 2023, changes in estimated contract costs resulted in an additional $9.9 million and $8.8 million in contract loss, respectively. As of December 31, 2024, this contract was approximately 95% complete. The period of performance for this contract currently runs through August 2025 as a result of modifications to the contract. As of December 31, 2024 and 2023, the contract loss provision recorded in contract liabilities, current in our consolidated balance sheets was $0.9 million and $4.6 million, respectively.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $168.7 million. The Company expects to recognize revenue on approximately 55-60% of the remaining performance obligations over the next 12 months, 20%-25% in 2026 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of December 31, 2024.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials agreements and cost reimbursable agreements.

NOTE 4 - PROPERTY AND EQUIPMENT, NET
As of December 31, 2024 and 2023, property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Leasehold improvements	$208	$—
Vehicles and trailers	129	129
Computers and software	4,146	2,864
Furniture and fixtures	1,913	1,666
Machinery and equipment	4,361	2,772
Construction in progress	17,117	13,795
Property and equipment, gross	27,874	21,226
Less: accumulated depreciation and amortization	(4,510)	(2,877)
Property and equipment, net	$23,364	$18,349
Total depreciation expense related to property and equipment for the years ended December 31, 2024 and 2023 was $1.9 million and $1.4 million, respectively.

Construction in progress includes constructions costs associated with the fabrication of a commercial communications satellite. During the third quarter of 2024, management determined that certain assets under development by a third party subcontractor were not in compliance according to the specifications under contract. Management concluded that carrying cost of these assets was not recoverable and recorded an impairment charge of approximately $5.0 million, including capitalized interest of $0.5 million, in our consolidated statements of operations for the year ended December 31, 2024.

As of December 31, 2024, construction in progress includes construction costs of $11.1 million associated with the commercial communications satellite and $4.7 million associated with the satellite communications and navigation network related to the NSN contract recently awarded in September 2024. The Company capitalized interest in connection with construction in progress of $1.0 million for the year ended December 31, 2023 and recognized no capitalized interest for the year ended December 31, 2024.

During the fourth quarter of 2023 and in connection with moving operations to our new facility, the Lunar Production and Operations Center (“LPOC”), as discussed further in Note 5, management identified the move as a significant adverse change in the usage of space from our prior facility. As such, management determined that certain leasehold improvements and furniture and fixtures from our prior facility will not be utilized at the LPOC and the carrying value will not be recoverable. For the year ended December 31, 2023, we recorded impairment charges of approximately $1.0 million in our consolidated statements of operations.

NOTE 5 - LEASES
The Company leases real estate for administrative office space, research, marketing and light manufacturing operations of the lessee’s aerospace related research and development business under operating leases.
The Company has seven real estate leases with lease terms ranging from 52 months to 250 months and six equipment leases (of which five are finance leases) with lease terms ranging from 36 months to 60 months, some of which contain options to extend and some of which contain options to terminate the lease without cause at the option of lessee.
The Company’s real estate leasing agreements include terms requiring the Company to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities which the Company accounts for as variable lease costs when incurred since the Company has elected to not separate lease and non-lease components, and hence are not included in the measurement of lease liability. For the years ended December 31, 2024 and 2023, there were no significant variable lease costs. There are no restrictions or covenants imposed by any of the leases, and none of the Company’s leases contain material residual value guarantees.

The components of total lease expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$4,144	$1,536
Finance lease cost	37	3
Short-term lease cost	94	333
Total lease cost	$4,275	$1,872
The components of supplemental cash flow information related to operating leases are as follows (in thousands):

	Year Ended December 31,
	2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities	$2,019	$9	$1,034	$3
Cash flows from investing activities	$3,823	$2	$1,344	$5
Cash flows from financing activities	$—	$35	$—	$2
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,145	$43	$32,393	$93
Weighted average remaining lease term - operating leases (months)	204	28	226	35
Weighted average discount rate - operating leases	6.5%	7.8%	6.1%	7.8%
The operating and finance lease ROU assets, current operating lease liabilities, current finance lease liabilities, non-current operating lease liabilities, and non-current finance lease liabilities are disclosed in our consolidated balance sheets.
The table below includes the estimated future undiscounted cash flows for operating and finance leases as of December 31, 2024 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$2,522	$47
2026	2,614	41
2027	2,175	17
2028	2,232	5
2029	2,710	—
Thereafter	57,268	—
Total undiscounted lease payments	$69,521	$110
Less: imputed interest	32,241	10
Present value of lease liabilities	$37,280	$100

NOTE 6 - DEBT
The following table summarizes our outstanding debt (in thousands):

	December 31, 2024	December 31, 2023
Credit Mobilization Facility	$—	$8,000
Less: deferred financing costs	—	—
Less: current maturities	—	(8,000)
Long-term debt, net of current maturities	$—	$—
As of December 31, 2024 and 2023, the weighted-average interest rate on short-term borrowings outstanding was 10.55% and 10.20%, respectively.

Live Oak Credit Mobilization Facility
On December 12, 2019, the Company entered into a loan agreement with Live Oak Banking Company (the “Credit Mobilization Facility”) which provided a $12.0 million credit mobilization facility that was paid in full as of November 2023. In July 2022, we entered into the Second Amended and Restated Loan Agreement with Live Oak Banking Company which provided an $8.0 million mobilization credit facility with a loan maturity of July 14, 2024. The Credit Mobilization Facility bears interest (payable monthly) at a rate per annum equal to the greater of (a) the prime rate, as published in the Wall Street Journal newspaper, plus 2.0% and (b) 5.0% and requires the Company to meet certain financial and other covenants and are secured by substantially all of the assets of the Company. There was $8.0 million outstanding under the Credit Mobilization Facility as of December 31, 2023. The Company paid $5.0 million during the second quarter of 2024 and paid the remaining $3.0 million in July 2024 and the facility has been terminated.

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

On January 29, 2024, the Bridge Loan was repaid in full as a result of $10.0 million in contributions from the Guarantor under the Bridge Loan Conversion transaction further described in Note 8.

Loan Agreement

See Note 17 - Subsequent Events for information related to a loan and security agreement executed with Stifel Bank during the first quarter of 2025.
NOTE 7 - INCOME TAXES

The Company’s consolidated income tax provision consisted of the following components (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	41	33
Deferred:
Federal	—	—
State and local	(4)	7
Total income tax provision (benefit)	$37	$40

The reconciliation of the income tax provision computed at the Company’s effective tax rate is as follows (in thousands except for rates):

	Year Ended December 31,
	2024	2023
Income/(loss) before income taxes	$(346,885)	$10,180
Statutory income tax rate	21.0%	21.0%
Expected income tax expense/(benefit)	(72,846)	2,137
Noncontrolling interest	13,458	10,705
Fair value on earn-out liabilities	25,226	(13,913)
Fair value on warrant liabilities	18,646	—
Other permanent differences	(99)	(1,796)
Stock compensation	(480)	—
Research and development benefit	—	(611)
State income tax expense	(5,593)	(741)
Change in valuation allowance	21,997	4,359
Other	(272)	(100)
Total income tax provision (benefit)	$37	$40

Effective tax rate	(0.01)%	0.39%

The Company’s effective tax rates for the years ended December 31, 2024 and 2023 were (0.01)% and 0.39%, respectively. For year ended December 31, 2024, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. For the year ended December 31, 2023, our effective tax rate differed from the statutory rate of 21% primarily due to Intuitive Machines, LLC's status as a partnership for United States federal income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$3,256	$391
Restricted stock options	629	184
Deferred revenue	25	11
Investment in Intuitive Machines, LLC	334,982	70,280
Other deferred tax assets	664	1,103
Total deferred tax assets	339,556	71,969
Valuation allowance	(339,543)	(71,948)
Net deferred tax assets	13	21

Deferred tax liabilities:
Section 481(a) adjustment	(13)	(21)
Total deferred tax liabilities	(13)	(21)
Net deferred tax asset (liability)	$—	$—

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

The Company is a corporation and thus is subject to U.S. federal, state and local income taxes. Intuitive Machines, LLC is a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax on its taxable income. Instead, the Intuitive Machines, LLC unitholders, including the Company, are liable for U.S. federal income tax on their respective shares of Intuitive Machines, LLC’s taxable income. Intuitive Machines, LLC is liable for income taxes in those states which tax entities classified as partnerships for U.S. federal income tax purposes.

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

Tax Receivable Agreement
In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a related party transaction, Tax Receivable Agreement (the “TRA”) with Intuitive Machines, LLC and certain Intuitive Machines, LLC members (the “TRA Holders”). Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of the cash tax savings, if any, in U.S. federal, state, and local taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company realizes, or is deemed to realize, as a result of certain tax attributes, including:
•existing tax basis in certain assets of Intuitive Machines, LLC and its subsidiaries;
•tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by the Company;
•certain tax benefits realized by the Company as a result of the Business Combination; and
•tax deductions in respect of portions of certain payments made under the TRA.

All such payments to the TRA Holders are the obligations of the Company, and not that of Intuitive Machines, LLC. As of December 31, 2024, based primarily on historical losses of the Company, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset for a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. As of December 31, 2024, management does not expect a TRA liability to be recorded. Subsequent remeasurement of the TRA liability on December 31, 2024, from September 30, 2024, resulted in recognition of other income of $0.5 million recognized in other income (expense), net in the consolidated statements of operations.

Net Operating Loss
As of December 31, 2024, the company had approximately $13.7 million of federal net operating loss carryforwards (“NOL carryforwards”), which do not have an expiration date. The Company’s deferred tax assets, including these NOL carryforwards have been reduced by a valuation allowance due to a determination made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence.

Uncertain Tax Positions
For the periods ending December 31, 2024, and 2023, the Company has no reserves for uncertain tax positions.

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

The Company files income tax returns in the U.S., including federal and various state filings. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. We remain subject to U.S. federal tax examinations for years after 2020.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them. Research and development expenses must be amortized over five years for research performed in the U.S. and fifteen years for research performed outside the U.S. Although Congress is considering legislation that would defer the amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. In 2024, the Company has estimated $17.2 million of research and expenditures subject to capitalization and subsequent amortization for federal tax purposes.

NOTE 8 - MEZZANINE EQUITY AND EQUITY

Private Placement Transaction

On September 5, 2023, the Company consummated a securities purchase agreement (the “Purchase Agreement”) with Armistice Capital Master Fund Ltd (the “Purchaser”) pursuant to which the Company agreed to sell securities to the Purchaser in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of (i) an aggregate of 4,705,883 shares of the Company’s Class A Common Stock (the “PIPE Shares”) and (ii) an accompanying (a) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series A Warrant”) at an exercise price of $4.75 per share and (b) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series B Warrant”) at an exercise price of $4.75 per share, for aggregate gross proceeds of $20.0 million, before deducting related transaction costs of $1.4 million. The Initial Series A Warrant and the Initial Series B Warrant are immediately exercisable and will expire on March 5, 2029 and March 5, 2025, respectively. During the first quarter of 2024, the Initial Series A Warrant and the Initial Series B Warrant were fully exercised. See Note 9 for additional information on these warrants.

Bridge Loan Conversion
On January 28, 2024, the Company and the Guarantor entered into a letter agreement (the “Letter Agreement”) pursuant to which, on January 29, 2024 the Guarantor contributed $10.0 million to the Company for purposes of repaying the principal amount owed to the lender under the Bridge Loan in exchange for which the Company issued to the Guarantor 3,487,278 shares of the Company’s Class A Common Stock and Conversion Warrants described further in Note 9. Following the contribution, all amounts due to the Lender in satisfaction of the Bridge Loan were repaid in full.

Public Offering and Private Offering
On December 5, 2024, the Company completed an underwritten public offering of 10,952,381 shares of its Class A Common Stock at a price to the public of $10.50 per share (the “Public Offering”), which included the full exercise of the underwriters’ option to purchase an additional 1,275,714 shares of Class A Common Stock from the Company and 152,857 shares of Class A Common Stock from a selling stockholder. On December 2, 2024, the Company entered into an agreement with an accredited investor, pursuant to which the Company sold to the investor 952,381 shares of its Class A Common Stock in a concurrent private placement at a purchase price per share equal to the Public Offering price per share of $10.50 (the “Private Offering” together with the Public Offering, the “2024 Offering”). The net proceeds to the Company from the 2024 Offering, after deducting transaction costs of $6.5 million, were approximately $116.9 million.

Capital Stock

The table below reflects share information about the Company’s capital stock as of December 31, 2024.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	101,859,000	(1,250,000)	100,609,000
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	55,394,533	—	55,394,533
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	157,258,533	(1,250,000)	156,008,533

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

Class B and C Common Stock Conversions to Class A Common Stock

After the expiration of the applicable lock-up period on August 14, 2023, holders of certain Intuitive Machines, LLC Common Units were permitted to exchange their Intuitive Machines, LLC Common Units (along with the cancellation of the paired share of Class B Common Stock or share of Class C Common Stock) for shares of Class A Common Stock on a one-for-one basis (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or at the Company’s election (determined by a majority of our directors who are disinterested with respect to such determination), cash from a substantially concurrent public offering or private sale in an amount equal to the net amount, on a per share basis, of cash received as a result of such public offering or private sale.

During the third quarter of 2023, all of the previously issued shares of Class B Common Stock (and paired Intuitive Machines, LLC Common Units) were exchanged for shares of Class A Common Stock on a one-for-one basis. The Intuitive Machines, LLC Common Units and shares of Class B Common Stock were subsequently cancelled.

Equity Facility

On September 16, 2022, the Company entered into the Cantor Purchase Agreement with CFPI relating to an equity facility under which shares of newly issued Class A Common Stock may be sold to CFPI by Intuitive Machines, Inc. Pursuant to the terms of the Cantor Purchase Agreement, Intuitive Machines, Inc. had the right, but not the obligation, from time to time at its sole discretion, until the first day of the month following the 18-month period from and after the Commencement (as defined in the Cantor Purchase Agreement), to direct CFPI to purchase up to the lesser of (i) $50.0 million of newly issued shares of Class A Common Stock and (ii) the Exchange Cap, by delivering written notice to CFPI prior to the commencement of trading on any trading day, subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement. In connection with the execution of the Cantor Purchase Agreement, the Company agreed to issue 100,000 shares of Class A Common Stock to CFPI. The Company entered into a registration rights agreement with CFPI, pursuant to which it agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Class A Common Stock that are sold to CFPI under the equity facility and the Commitment Shares. During the second quarter of 2023, we recorded a recapitalization adjustment to increase other current liabilities and decrease to paid-in capital for $1.0 million to recognize the Commitment Share liability within our consolidated balance sheets which was not previously recognized in the balance sheet of IPAX prior to the closing of the Business Combination.

In June 2023, the Company issued 95,785 Commitment Shares to CFPI. Under the terms of the Cantor Purchase Agreement, to the extent after the resale of the Commitment Shares by CFPI is less than $1.0 million, the Company agreed to pay CFPI the difference between $1.0 million and the net proceeds of the resale of the Commitment Shares received by CFPI in cash. During the first quarter of 2024, CFPI sold the 95,785 Commitment Shares resulting in a reduction of the Commitment Share liability to approximately $771 thousand. Under a separate agreement in March 2024, CFPI agreed to proportionally reduce the liability to the extent CFPI earned commissions under the Controlled Equity Offering Sales Agreement discussed below. As a result of the Class A Common Stock sold under the Controlled Equity Offering Sales Agreement during the nine months ended September 30, 2024, the Commitment Share liability was reduced to zero and there is no remaining liability as of December 31, 2024. The Cantor Purchase Agreement contractually terminated on September 1, 2024 and no shares of Class A Common Stock were sold to CFPI under the Cantor Purchase Agreement.

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

As of the third quarter of 2024, the Company had sold and issued 16,521,612 shares of Class A Common Stock under the ATM Program and received cash proceeds of approximately $97.5 million, net of $2.5 million in transaction fees, thereby reaching the $100.0 million limit of aggregate Class A Common Stock sales under the ATM Program.

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

Each share of Series A Preferred Stock will be convertible at the holder's option into shares of Class A Common Stock at an initial conversion ratio determined by dividing the Accrued Value (as defined in the Certificate of Designation) of such shares of Series A Preferred Stock by the conversion price of $12.00 per share subject to adjustment in accordance with the terms of the Certificate of Designation. As a result of the Private Placement on September 5, 2023 as discussed above and in accordance with the terms of the Certificate of Designation, the Series A Preferred Stock conversion price was reduced to $5.10 per share. Additionally, as a result of the Warrant Exercise Agreement on January 10, 2024 in conjunction with the warrant transactions discussed in Note 9, the Series A Preferred Stock conversion price was further reduced from $5.10 per share to $3.00 per share.

In a series of notifications to the Company during February 2024, the registered holder of 21,000 shares of Series A Preferred Stock elected to convert all of its Series A Preferred Stock holdings into Class A Common Stock at a conversion price of $3.00 per share. The Company issued 7,738,743 shares of Class A Common Stock as a result of the conversion and recorded an increase to equity of approximately $23.1 million and a corresponding decrease to Series A Preferred Stock in the consolidated balance sheets.

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

Redeemable Noncontrolling Interests (Mezzanine Equity)

As of December 31, 2024, the prior investors of Intuitive Machines, LLC owns 35.5% of the common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board, which as of December 31, 2024, is controlled by the prior investors. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.

The financial results of Intuitive Machines, LLC and its subsidiaries are consolidated with Intuitive Machines, Inc. with the redeemable noncontrolling interests' share of our net loss separately allocated.

NOTE 9 - WARRANTS

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

The Private Warrants are identical to the Public Warrants except that the Private Warrants may not, subject to certain limited exceptions, be transferred assigned or sold by the holders until 30 days after the closing of the Business Combination. The Public Warrants and Private Warrants (collectively, the “Warrants”) do not entitle the holder to any voting rights, dividends or other rights as a shareholder of the Company prior to exercise.

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

During the years ended December 31, 2024 and 2023, Warrants of 431 and 1,402,106, respectively, were exercised resulting in the issuance of an equal number of shares of Class A Common Stock. See Note 17 - Subsequent Events for information related to the subsequent exercises and redemption of the outstanding Warrants.

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

As result of the Private Placement Transaction on September 5, 2023 discussed in Note 8 and in accordance with the terms of the Certificate of Designation, the Series A Preferred Warrants exercise price was reduced from $15.00 to $11.50 per share and the aggregate number of shares of Class A Common Stock issuable upon exercise of the Series A Preferred Warrants was proportionally increased to 706,522.

As of December 31, 2024, there have been no exercises of the Preferred Investor Warrants.

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

As a result of the modifications to the 4,705,883 Initial Series A Warrant and the 4,705,883 Initial Series B Warrant, collectively (the “Initial Warrants”), the Company recognized an unfavorable change in fair value of warrant liabilities of $1.2 million in the consolidated statement of operations. Upon the immediate exercise of the 4,705,883 Initial Series B Warrants, the Company issued 4,705,883 shares of Class A Common Stock, received cash proceeds of approximately $11.8 million and recognized a gain on issuance of securities of approximately $1.3 million in the consolidated statements of operations.

The New Series A Warrant and New Series B Warrant were immediately exercisable and have a term of 5.5 years and 18 months, respectively. The Company evaluated the terms of the New Warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value with changes in fair value recognized in other income (expense) on the consolidated statement of operations. The New Series A Warrant and New Series B Warrant had an initial fair value of $10.8 million and $5.7 million, respectively, which was recorded as a $16.6 million loss on issuance of securities in our consolidated statement of operations.

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

Conversion Warrants

In connection with the January 2024 Bridge Loan Conversion discussed further in Note 6, the Company agreed to issue to the Guarantor, pursuant to Section 4(a)(2) of the Securities Act of 1933, (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 5 years, (the “Conversion Series A Warrant”) and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 18 months (the “Conversion Series B Warrant”), collectively (the “Conversion Warrants”). On May 31, 2024, the Guarantor assigned the Conversion Warrants to a third party investor in a private transaction. Pursuant to the assignment to a third party investor, the Conversion Warrants are no longer exercisable for Class C Common Stock. All other terms related to the Conversion Warrants remain the same as previously discussed. Pursuant to the guidance under ASC 480 “Distinguishing Liabilities from Equity,” the Company determined that the Conversion Warrants should be recorded as liabilities as of the issuance date and March 31, 2024 and subsequently determined that they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability as of May 31, 2024 and June 30, 2024, initially measured at fair value with changes in fair value recognized in earnings in other income (expense) on the consolidated statement of operations.

The Conversion Series A Warrant and Conversion Series B Warrant had an initial fair value of $10.0 million and $5.5 million, respectively. The gross proceeds of $10.0 million from the Letter Agreement were allocated to the Conversion Warrants resulting in a loss on the transaction of approximately $5.5 million recognized as loss on issuance of securities in our consolidated statement of operations. As of December 31, 2024, the fair value of the Conversion Series A Warrant increased to approximately $68.8 million, resulting in a loss of approximately $58.8 million recognized as change in fair value of warrant liabilities in our consolidated statement of operations.

During the period from June 5, 2024 to June 7, 2024, the investor exercised 300,000 Conversion Series B Warrants, resulting in the issuance of an equal number of shares of Class A Common Stock, cash proceeds to the Company of $0.8 million, and recording a gain on issuance of securities of approximately $0.6 million. As of the exercise dates, the Company recognized an unfavorable change in fair value of the warrant liabilities of $0.8 million in our consolidated statement of operations.

During the period from November 21, 2024 to November 29, 2024, the investor exercised the remaining 3,850,780 Conversion Series B Warrants, resulting in the issuance of an equal number of Class A Common Stock, cash proceeds to the Company of $9.9 million, and recording a loss on issuance of securities of approximately $25.0 million. As of the exercise dates, the Company recognized an unfavorable change in fair value of the warrant liabilities of $16.9 million in our consolidated statement of operations.
NOTE 10 - SHARE-BASED COMPENSATION AND RETIREMENT BENEFITS
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

As a result of the Business Combination discussed in Note 1 and per the terms of the Second Amended and Restated Intuitive Machines, LLC Operating Agreement, the unexpired and unexercised outstanding Incentive Unit Options at the closing of the Business Combination, whether vested or unvested, were proportionately adjusted using a conversion ratio of 0.5562 (rounded down to the nearest whole number of options). The exercise price of each option was adjusted accordingly. Each Incentive Unit Option continues to be subject to the terms and conditions of the 2021 Plan and will be exercisable for Class B common units of Intuitive Machines, LLC (the “Class B Common Units”). When an option is exercised, the participant will receive new Class A Common Stock. As a result of the conversions, there was no incremental compensation cost and the terms of the outstanding options, including fair value, vesting conditions and classification, were unchanged.
As of December 31, 2024, Intuitive Machines, LLC was authorized to issue a total of 989,423 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,325,354	$3.15	7.41	$—
Granted	—	—		—
Exercised	(322,721)	1.80		5,280
Forfeited / Cancelled	(13,210)	7.55		—
Balance as of December 31, 2024	989,423	$3.54	6.74	$14,470
Exercisable as of December 31, 2024	543,961	$3.06	6.67	$8,212
The aggregate intrinsic value of an exercised option represents the difference between the exercise price of the underlying option and the fair value of the Company’s Class A Common Stock at the time of the exercise. The aggregate intrinsic value at December 31, 2024 represents the difference between the exercise price and the fair value of the Company’s Class A Common Stock as of December 31, 2024 or the last trading day prior to December 31, 2024.

The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2023	$1.80
Granted	—
Vested	1.26
Forfeited	4.72
Non-vested as of December 31, 2024	$2.23
The weighted average grant-date fair value per share of options granted to employees was zero for fiscal years 2024 and 2023. Following the consummation of the Business Combination, no new awards were granted under the 2021 Plan. Share-based compensation expense related to options was $362 thousand and $787 thousand for the years ended December 31, 2024 and 2023, respectively, and was classified in the consolidated statement of operations under general and administrative expense. As of December 31, 2024, the Company had $336 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 2.49 years.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of December 31, 2024, the Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs”) as outlined in the following disclosure. No other awards have been granted under the 2023 Plan. As of December 31, 2024, approximately 8,060,355 shares were available for future grants under the 2023 Plan.

Restricted Stock Units and Performance Stock Units

Pursuant to the 2023 Plan, the Company grants RSUs with time-based vesting requirements which typically vests over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of RSUs and PSUs are based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU and PSU activity:

	Number of Units(1)(2)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,826,946	$7.01
Granted	3,661,962	3.70
Vested	(1,764,465)	5.08
Forfeited	(417,404)	7.56
Balance as of December 31, 2024	3,307,039	$4.31

(1)    PSU grants of 919,007 were included at the 100% attainment level which were based on several performance goals related to our mission which successfully completed in February 2024 of which all 919,007 PSU grants fully vested in April 11, 2024.
(2)    PSU grants of 53,333 were included at the 100% attainment level which are based on two performance goals related to the Company’s financial management plan. Each goal has a performance multiplier of 50% and must be attained by September 1, 2025.

The weighted average grant-date fair value per share of RSUs and PSUs granted to employees was $3.70 and $7.02 for fiscal years 2024 and 2023, respectively. Share-based compensation expense related to RSUs was $5.1 million and $3.5 million for years ended December 31, 2024 and 2023, respectively. Share-based compensation expense related to PSUs was $3.3 million and zero for years ended December 31, 2024 and 2023, respectively. Share-based compensation expense for RSUs and PSUs are classified in the consolidated statement of operations under general and administrative expense. As of December 31, 2024, the estimated unrecognized share-based compensation costs related to unvested RSUs and PSUs were $10.3 million and $0.3 million, respectively, and is expected to be recognized over a weighted average period of 2.69 years and 0.67 years, respectively.

Defined Contribution Retirement Plan

We have an elective defined contribution plan for our employees that provides retirement benefits in return for services rendered. This plan provides an individual account for each participant and has terms that specify how contributions to the participant’s account are to be determined. Contributions to this plan are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plan totaled approximately $2.1 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

NOTE 11 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s consolidated balance sheets as of December 31, 2024 and 2023 at fair value on a recurring basis (in thousands).

	December 31, 2024
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$134,156	$—	$—	$134,156

Warrant liabilities - Series A	Recurring	68,778	—	—	68,778
Warrant liabilities - Series B	Recurring	—	—	—	—
Warrant liabilities		68,778	—	—	68,778

Total liabilities measured at fair value		$202,934	$—	$—	$202,934

	December 31, 2023
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$14,032	$—	$—	$14,032

Warrant liabilities - Series A	Recurring	8,612	—	—	8,612
Warrant liabilities - Series B	Recurring	2,682	—	—	2,682
Warrant liabilities		11,294	—	—	11,294

Total liabilities measured at fair value		$25,326	$—	$—	$25,326

The following table provides a roll-forward of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	Warrant liabilities - Series A	Warrant liabilities - Series B	Total Warrant liabilities	SAFE Agreement liabilities
Balance, December 31, 2022	$—	$—	$—	$—	$18,314
Additions	99,659	17,459	9,270	26,729	—
Change in fair value	(66,252)	(8,847)	(6,588)	(15,435)	2,353
Converted to equity	(19,375)	—	—	—	(20,667)
Balance, December 31, 2023	14,032	8,612	2,682	11,294	—
Additions	—	20,827	11,262	32,089	—
Change in fair value	120,124	59,810	17,841	77,651	—
Converted to equity	—	(20,471)	(31,785)	(52,256)	—
Balance, December 31, 2024	$134,156	$68,778	$—	$68,778	$—

Earn-out Liabilities

The fair value of the earn-out liabilities was estimated using a Monte Carlo simulation approach that modeled the triggering events including the simulated stock price of the Company over the maturity dates. As of December 31, 2024, the significant assumptions utilized in estimating the fair value of the earn-out liabilities include: (i) Intuitive Machines stock price of $18.16; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.19%; and (iv) expected volatility of 85%. As of , the significant assumptions utilized in estimating the fair value of the earn-out liabilities include: (i) Intuitive Machines stock price of $2.56; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.84%; and (iv) expected volatility of 105%.

As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of 2,500,000 vested for the year ended December 31, 2023. For the year ended December 31, 2024, there were no vestings of Earn Out Units. See Note 17 for information related to subsequent earn out events.
Warrant Liabilities

Initial Warrants

Pursuant to the Warrant Exercise Agreement on January 10, 2024 (as further described in Note 9 and discussed below), the terms of the Initial Warrants were modified, and the Initial Series B Warrant was exercised in full and converted to equity. The pre-modification fair value of the Initial Warrant liabilities was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the pre-modification fair value of the Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.99%; and (iv) expected volatility of 104%. The significant assumptions utilized in estimating the pre-modification fair value of the

Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.75%; and (iv) expected volatility of 85%.

During February 2024, the investor also fully exercised and converted to equity the Initial Series A Warrant. Refer to Note 9 for more information on the warrant exercises.

New Warrants

Pursuant to the Warrant Exercise Agreement on January 10, 2024 as described further in Note 9, the fair values of the New Series A Warrant and the New Series B Warrant liabilities were estimated at $10.8 million and $5.7 million, respectively, utilizing the Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the New Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.00%; and (iv) expected volatility of 105%. The significant assumptions utilized in estimating the fair value of the New Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.55%; and (iv) expected volatility of 83%.

During February 2024, the investor fully exercised and converted to equity the New Warrants. Refer to Note 9 for more information on the warrant exercises.

Conversion Warrants

Pursuant to the Letter Agreement and the issuance of warrants on January 29, 2024 as described further in Notes 6 and 9, the fair values of the Conversion Series A Warrant and the Conversion Series B Warrant liabilities were estimated at $10.0 million and $5.1 million, respectively, utilizing the Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $3.05; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.97%; and (iv) expected volatility of 102%. The significant assumptions utilized in estimating the fair value of the Conversion Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $3.05; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.53%; and (iv) expected volatility of 76%.

The fair value of the Conversion Series A Warrant liabilities as of December 31, 2024 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $18.16; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.33%; and (iv) expected volatility of 93%.

During June 2024 and November 2024, the investor fully exercised and converted to equity the Conversion Series B Warrants. Refer to Note 9 for more information on the warrant exercises.

SAFE Agreements

Prior to the Business Combination described in Note 1, the fair value of the SAFE Agreements under the equity financing scenario were estimated using a Monte Carlo simulation approach. The fair value of the SAFE Agreements under the liquidity event and dissolution event scenarios were estimated based on the present value of the purchase amount.
The unobservable inputs used in the fair value measurement of the Company’s SAFE Agreements are the probabilities of future scenarios, volatility, discount rate and risk-free rate.
As of December 31, 2022, the probability of an equity financing was 0%, the probability of a liquidity event was 95% and the probability of a dissolution event was 5%. The value under the liquidity event and dissolution event scenarios is based on the present value of the purchase amount. The present value factors are estimated based on a 16.4% discount rate based on venture capital rates of return for December 31, 2022. The periods in which the scenarios are expected to occur for the liquidity event and dissolution events are 0.25 year and 1 year, respectively, as of December 31, 2022.

In conjunction with the closing of the Business Combination on February 13, 2023 (as further discussed in Note 1), the SAFE Agreements liability was eliminated and converted into shares of our Class A Common Stock. The fair value of the SAFE Agreements was estimated at $20.7 million using the 2,066,667 shares of Class A Common Stock issued to the SAFE investors at the Closing Date at the issuance price of $10.00 per share.

NOTE 12 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders for the year ended December 31, 2024, and the period from February 13, 2023, or the Closing Date, to December 31, 2023 December 31, 2024 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

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

The following table presents the computation of the basic and diluted income (loss) per share of Class A Common Stock (in thousands, except share data):

	Year Ended December 31,
	2024	2023
Numerator
Net income (loss) (post Business Combination)	$(346,922)	$16,621
Less: Net loss attributable to redeemable noncontrolling interest	(67,004)	(45,141)
Less: Net income attributable to noncontrolling interest	3,495	—
Net income (loss) attributable to the Company	(283,413)	61,762
Less: Cumulative preferred dividends	(896)	(2,343)
Net income (loss) attributable to the Company	$(284,309)	$59,419
Denominator
Basic weighted-average shares of Class A common stock outstanding	61,410,250	17,648,050
RSUs and Options	—	1,112,364
Series A Preferred Stock	—	3,719,506
Warrants	—	3,084,393
Diluted weighted-average shares of Class A common stock outstanding	61,410,250	25,564,313

Net income (loss) per share of Class A common stock - basic	$(4.63)	$3.37
Net income (loss) per share of Class A common stock - diluted	$(4.63)	$2.42

The following table presents potentially dilutive securities, as of the end of the periods, excluded from the computation of diluted net income (loss) per share of Class A Common Stock as their effect would be anti-dilutive, their exercise price was out-of-the-money, or because of unsatisfied contingent issuance conditions.

	Year Ended December 31,
	2024	2023
RSUs and PSUs(1)	3,307,039	1,832,918
Options(1)(4)	989,423	261,432
Series A Preferred Stock(2)	1,893,830	—
Warrants (publicly issued), Initial Warrants, Conversion Warrants, and Series A Preferred Warrants (1)(4)	26,787,265	32,048,682
Earn Out Units(3)	7,500,000	7,500,000

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
(3)    Represents number of Earn Out Units outstanding at the end of the period that were excluded due to unsatisfied contingent issuance conditions. See the subsequent disclosure on the Earn Out Units below.
(4)    Options and warrants with exercises prices greater than the average market price of our Class A common stock are excluded from the computation of diluted net income (loss) per share because they are out-of-the-money. The out-of-the-money instruments included in the table above were as follows: options of 0 and 261,432 for the year ended December 31, 2024 and 2023, respectively, and warrants of 22,636,485 and 32,048,682 for the year ended December 31, 2024 and 2023, respectively.

See Note 17 - Subsequent Events for additional information related to changes to our capital structure during the first quarter of 2025 resulting from 15,358,229 of Class A Common Stock issued for Warrants exercised, redemption of 6,571,724 outstanding Warrants, 941,080 repurchase of our Class A Common Stock, and 7,500,000 of Class C Common Stock issued in connection with vested Earn Out Units.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. The Company bases any accrual for losses on a variety of factors, including informal settlement discussions. As of December 31, 2024, the aggregate amount accrued was approximately $2.1 million. The amounts accrued as of December 31, 2023 for legal matters were not material. For matters for which no accrual has currently been made or for potential losses in excess of amounts accrued, the Company currently believes, based on its internal investigations, that any losses that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, it could have a material adverse effect on our business, financial condition and results of operations. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

On November 22, 2024, Starlight Strategies IV LLC ( “Plaintiff”), an alleged successor in interest to a purported former holder of shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) filed a breach of contract action in Delaware Chancery Court. The complaint alleges that the Plaintiff’s predecessor received fewer shares of common stock upon conversion of its shares of Series A Preferred Stock than it was allegedly entitled to receive under the terms of the applicable certificate of designation. The Plaintiff is seeking unspecified contractual damages and equitable relief.  The Company has filed its answer to the complaint and asserted counterclaims against the Plaintiff and third-party claims against certain entities affiliated with the Plaintiff. Also, on January 24, 2025, Kingstown 1740 Fund L.P. and Kingstown Capital Partners LLC (together, “Kingstown”) moved to intervene, seeking to file a complaint in intervention against Starlight. The court granted Kingstown leave to intervene. In connection with the intervention, the Company has agreed to pay Kingstown’s legal fees. We believe that we have meritorious defenses and claims against the Plaintiff and its affiliates, and we intend to vigorously defend the litigation.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. As of December 31, 2024, we had remaining purchase obligations under non-cancelable commitments with ten vendors totaling $97.1 million of which approximately $39.0 million due in 2025, $37.8 million due in 2026, and the remaining $20.3 million due in 2027.
NOTE 14 - RELATED PARTY TRANSACTIONS
Intuitive Machines, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.
Axiom Space, Inc.

The Company recognized revenue from Axiom Space, Inc. (“Axiom”) related to space infrastructure development activities of $50 thousand and $153 thousand for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there were no affiliate accounts receivable related to Axiom. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder, CEO, and Executive Chairman of Axiom. Revenue related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms.
IBX, LLC and PTX, LLC
The Company incurred expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) of $54 thousand and $1.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there was approximately zero million and $2.7 million, respectively, of affiliate accounts payable related to IBX/PTX expenses. IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. We rely on IBX/PTX for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX/PTX.
KBR, Inc.
On November 12, 2020, KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries, made an initial investment in our operating subsidiary, Space Network Solutions (“SNS”) resulting in a 10% ownership by KBR of Space Network Solutions as of the date of such investment. The Company recognized affiliate revenue from KBR related to engineering services of $2.1 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there were $0.4 million and $0.5 million, respectively, of affiliate accounts receivable related to KBR revenue.

In addition, SNS incurred cost of revenue with KBR related to the OMES III contract of $34.9 million and $2.9 million for years ended December 31, 2024 and 2023, respectively. See Note 15 for more information on the OMES III contract with KBR.

Revenue related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.
ASES

The Company recognized revenue from ASES related to engineering services of $0.7 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there was $0.1 million of affiliate accounts receivable related to ASES revenue. ASES is a joint venture between Aerodyne Industries, LLC and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a current member of management at Aerodyne Industries, LLC. Revenue related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.

X-energy, LLC

The Company incurred expenses with X-energy, LLC (“X-energy”) of $0.3 million for the year ended December 31, 2024 and incurred no expenses for the year ended December 31, 2023. As of December 31, 2024 and 2023, there was no affiliate accounts payable related to X-energy expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.
NOTE 15 - VARIABLE INTEREST ENTITIES

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

Provided below is the summarized financial information for our consolidated VIEs (in thousands).

Balance Sheet	SNS		IX, LLC
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Cash and cash equivalents	$4,248	$1,187	$—	$—
Trade accounts receivable, net	8,639	12,501	490	—
Prepaid and other current assets	26	—	—	—
Total current assets	12,914	13,688	490	—

Total assets	$12,914	$13,688	$490	$—

Accounts payable and accrued expenses	$5,290	$9,093	$—	$—
Accounts payable - affiliated companies	3,913	2,949	490	—
Total current liabilities	9,203	12,042	490	—

Total liabilities	$9,203	$12,042	$490	$—

Statements of Operations	SNS		IX, LLC
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Revenue	$145,033	$12,502	$980	$4,290
Operating expenses:
Cost of revenue (excluding depreciation)	138,349	11,997	980	4,290
General and administrative expense (excluding depreciation)	345	259	—	—
Total operating expenses	138,694	12,256	980	4,290

Operating income	6,339	246	—	—

Net income	$6,339	$246	$—	$—

NOTE 16 - SEGMENT INFORMATION

The Company operates in one operating segment and one reportable segment underpinned by three core pillars (delivery services, data transmission services, and infrastructure as a service) that have similar capabilities, customers, and economic characteristics. The Company’s chief operating decision-maker (“CODM”) is our chief executive officer. Our CODM reviews and evaluates consolidated Net income (loss), a U.S. GAAP measure, and Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), a non-GAAP measure, for purposes of evaluating financial performance, making operating decisions, allocating resources, and planning and forecasting for future periods. Although we utilize a non-GAAP measure of Adjusted EBITDA to evaluate our ability to generate cash and as an alternative measure of profitability, our primary profitability measure is the GAAP measure of Net income (loss).

All of the Company’s long-lived assets are maintained in the U.S. We geographically disaggregate our revenues based on the customer’s country of domicile. Substantially all of our revenues are derived from customers in the U.S., and our revenues from foreign customers were not material for the years ended December 31, 2024 and 2023. Refer to Note 2 for information regarding our major customer and Note 3 for further information on revenues.

The following presents the significant financial information with respect to the Company’s reportable segment for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$228,000	$79,551
Less:
Cost of revenue (excluding depreciation)(1)	225,231	103,993
Depreciation	1,859	1,376
Impairment of property and equipment	5,044	964
General and administrative expense (excluding depreciation):
Sales and marketing expense(2)	3,122	5,389
Other general and administrative expense(3)	50,140	28,948
Total general and administrative expense (excluding depreciation)	53,262	34,337

Operating loss	(57,396)	(61,119)

Interest income (expense), net	180	(823)
Change in fair value of earn-out liabilities	(120,124)	66,252
Change in fair value of warrant liabilities	(77,651)	15,435
Change in fair value of SAFE Agreements	—	(2,353)
Loss on issuance of securities	(93,136)	(6,729)
Other income (expense), net	1,242	(483)
Income tax expense	(37)	(40)
Net income (loss)	(346,922)	10,140

(1)    Cost of revenue consists primarily of direct material and labor costs, launch costs, manufacturing overhead, freight expense, and other personnel-related expenses, which include employee compensation and benefits and stock-based compensation expense.
(2)    Sales and marketing expense primarily includes business development and research and development related expenses such as, employee compensation and benefits, subcontract costs, marketing, and materials and supplies costs. Costs incurred for business development were $1.7 million and $4.4 million and research and development costs were $1.4 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.
(3)    Other general and administrative expense primarily includes all other employee compensation and benefits, stock-based compensation, facilities costs, professional services, software licenses, and other administrative costs.
NOTE 17 - SUBSEQUENT EVENTS

Warrant Redemption
On February 4, 2025, the Company announced the redemption of all of its outstanding warrants (the Public Warrants and Private Warrants as defined in Note 9, collectively the “Warrants”) to purchase shares of the Company’s Class A Common Stock that were issued under the warrant agreement, dated September 21, 2021 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and that remained unexercised at 5:00 p.m., New York City time, on March 6, 2025 (the “Redemption Date”) for the redemption price of $0.01 per Warrant. During the period from January 1, 2025 to March 6, 2025, 15,358,229 of the Warrants were exercised resulting in gross proceeds of $176.6 million. On the Redemption Date, a total of 6,571,724 Warrants remained unexercised as of 5:00 p.m. New York City time, and the Company redeemed those Warrants for an aggregate redemption price of $66 thousand. As such, the Warrants ceased trading on the Nasdaq and were delisted, with the suspension of trading effective before the market opened on March 6, 2025. In connection with the Warrant Redemption, Michael Blitzer, a director and warrant holder, agreed to exercise 1,800,000 of the Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

Earn Out Units
On February 4, 2025, the Company issued an aggregate of 7,500,000 shares of Intuitive Machines’ Class C Common Stock in connection with meeting the conditions of the following milestones, Triggering Events II-A and III (as defined in Note 2), resulting in the vesting of Earn Out Units of 5,000,000 and 2,500,000, respectively. Refer to Note 2 for additional information on the Earn Out Units.

Loan Agreement
On March 4, 2025, we entered into a loan and security agreement (the “Loan Agreement”) with Stifel Bank. The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million (the “Revolving Facility”). The proceeds of the loans (and any letters of credit issued thereunder) may be used for the funding of growth initiatives, including working capital needs and general corporate purposes as the Company continues to focus on minimizing its cost of capital while maximizing available funding alternatives. Amounts outstanding under the Revolving Facility will bear interest at a rate per annum equal to the greater of (a) Term SOFR (secured overnight financing rate) plus 2.75% and (b) 6.00%. The Loan Agreement matures on April 30, 2027 (the “Maturity Date”). Subject to certain conditions in the Loan Agreement, amounts borrowed thereunder may be repaid and reborrowed at any time prior to the Maturity Date. As of the date of this filing, the revolving credit facility remains unborrowed.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Annual Report on Form 10-K. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Securities Trading Plans
During the three months ended December 31, 2024, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A Common Stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name	Title	Date Entered	Date Expires	Shares
Stephen Altemus	Chief Executive Officer, President and Director	December 18, 2024	March 24, 2026	the sale of up to 3,000,000 shares and contains pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Peter McGrath	Chief Financial Officer and Senior Vice President	December 12, 2024	December 10, 2025	the sale of up to 134,668 shares and contains pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Annachiara Jones	General Counsel and Corporate Secretary	December 13, 2024	December 12, 2025	the sale of up to 41,536 shares and contains pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Kamal Ghaffarian	Chairman of the Board	December 18, 2024	October 3, 2025	the sale of up to 1,690,706 shares and contains pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Michael Blitzer	Director	December 16, 2024	March 24, 2026	the sale of up to 500,000 shares and contains pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Change of Control Agreements
On March 21, 2025, all executive officers of the Company entered into Severance and Change of Control Agreements with the Company. The term of each agreement is two years. Following the initial term, the Agreements continue for successive one-year terms unless canceled by either the Company or the applicable executive officer within 30 days. The severance benefits amounts without a “change of control” under the Severance and Change of Control Agreements only apply to our named executive officers and our SVP of Space Services. Severance benefits (without a “change of control” as defined in the Severance and Change of Control Agreements ) for the executives other than the CEO is an amount equal to the sum of .75 times the executive’s base salary and executive’s target annual bonus. In addition, the executive will receive a prorated the target bonus in the year of termination. Additionally, the executive is entitled to (i) COBRA for three months; (ii) outplacement services for 12 months; (iii) pay out of vacation and (iv) the vesting of equity as follows: (a) all time based equity will vest; (b) performance based equity will vest at 50% at target and (c) vested options will have 90 days for exercise. The severance benefit provided under the CEO’s executive severance agreement is the same as for other executives, except that the CEO is eligible to receive 1.5 times his base salary and target bonus. The severance benefits under the executive Severance and Change of Control Agreements are triggered upon the applicable executive’s involuntary termination of employment by the Company without “cause” (as defined in the applicable executive Severance and Change of Control Agreements) at any time outside of the 24-month period following a “change of control” (as defined in the applicable executive Severance and Change of Control Agreements).
If a “change of control” is triggered during the applicable 24-month period change of control severance benefits are applicable for all other executives other than the CEO in an amount equal to the sum of 1.5 times (NEOs and SVP Space Services) or 1.0 (other executives) the executive’s base salary and executive’s target annual bonus. In addition, the executive will receive a prorated the target bonus in the year of termination. Additionally, each executive is entitled to (i )COBRA for 18 months (NEOs and SVP Space Services) or 12 months (other executives); (ii) outplacement services for 12 months; (ii) pay out of vacation and (iv) the vesting of equity as follows: (a) all time based equity will vest; (b) performance based equity will vest at target and (c) vested options will have 90 days for exercise. The change of control severance benefit provided under the CEO’s executive severance agreement is the same as for other executives, except that the CEO is eligible to receive 2.0 times his base salary and target bonus and COBRA for 24 months. The severance benefits under the executive Severance and Change of Control Agreements are triggered upon the applicable executive’s involuntary termination of employment by the Company without “cause” (as defined in the applicable executive Severance and Change of Control Agreements) at any during the 24-month period following a “change of control”.

The benefits described above are not payable in the event of the applicable executive’s termination for cause or a resignation by the executive without “good reason” (as defined in the applicable executive Severance and Change of Control Agreements). In the case of death or disability, only the accrued payment amount (as defined in the applicable executive Severance and Change of Control Agreements).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of business conduct and ethics that applies to our CEO, CFO and CAO as well as other officers, directors and employees of the Company. The code of business conduct and ethics, is available on-line at investors.intuitivemachines.com in the tab “Corporate Governance— Governance Documents “We intend to post any amendments to the code of business conduct and ethics that apply to our officers and directors, and any required disclosure of waivers from the code of business conduct and ethics, to the “Corporate Governance— Governance Documents” tab at investors.intuitivemachines.com.

We have adopted an Insider Trading Policy governing the purchase, sale and other disposition of Company securities by directors, officers, employees, contractors and consultants providing services to the Company, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy filed as Exhibit 19.1 to this Annual Report.

All other information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report or incorporated by reference:

1.    The index for the consolidated financial statements of Intuitive Machines is listed on page 52 of this Annual Report. The report of Intuitive Machines, Inc.’s independent registered accounting firm (PCAOB ID: 248) with respect to the above referenced financial statements are included in Item 8 and Item 9A of this Form 10-K. Their consent appears as Exhibit 23.1 of this Form 10-K.

2.    The exhibits of Intuitive Machines are listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless noted as filed or furnished with this Annual Report.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of September 16, 2022, by and between Inflection Point Acquisition Corp. and Intuitive Machines, LLC	S-4/A	333-267846	4.5	January 20, 2023
3.1	Certificate of Incorporation of Intuitive Machines, Inc.	8-K	001-40823	3.1	February 14, 2023
3.2	By-Laws of Intuitive Machines, Inc.	8-K	001-40823	3.2	February 14, 2023
3.3	Certificate of Designation relating to the 10.0% Series A Cumulative Convertible Preferred Stock	8-K	001-40823	3.3	February 14, 2023
4.1	Warrant Agreement	8-K	001-40823	4.1	September 24, 2021
4.2	Specimen Class A Common Stock Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.5	January 20, 2023
4.3	Specimen Warrant Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.6	January 20, 2023
4.4	Form of Series A Common Stock Purchase Warrant, dated as of September 5, 2023	8-K	001-40823	4.1	September 6, 2023
4.5	Form of Series B Common Stock Purchase Warrant, dated as of September 5, 2023	8-K	001-40823	4.2	September 6, 2023
4.6	Form of Series A Common Stock Purchase Warrant, dated as of January 10, 2024	8-K	001-40823	4.1	January 11, 2024
4.7	Form of Series B Common Stock Purchase Warrant, dated as of January 10, 2024	8-K	001-40823	4.2	January 11, 2024
4.8	Form of Series A Common Stock Purchase Warrant, dated as of January 29, 2024	8-K	001-40823	4.3	January 30, 2024
4.9	Form of Series B Common Stock Purchase Warrant, dated as of January 29, 2024	8-K	001-40823	4.4	January 30, 2024
4.10	Description of Capital Stock
10.1+	Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan	S-8	001-40823	99.1	May 9, 2023
10.2	Tax Receivable Agreement, dated February 13, 2023, by and among Intuitive Machines, Inc., Intuitive Machines, LLC, the TRA Parties and other persons from time to time party thereto	8-K	001-40823	10.1	February 14, 2023
10.3	Second A&R Operating Agreement of Intuitive Machines, LLC, dated February 13, 2023	8-K	001-40823	10.2	February 14, 2023
10.4+	Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan	8-K	001-40823	10.7	February 14, 2023
10.5+	Form of Director Restricted Stock Unit Award Agreement	8-K	001-40823	10.2	June 23, 2023
10.6+	Form Restricted Stock Unit Award Agreement (under Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan)	8-K	001-40823	10.8	February 14, 2023
10.7+	Amended and Restated Non-Employee Director Compensation Program	10-Q	001-40823	10.1	May 14, 2024
10.85+	Severance and Change of Control Agreement for Executives

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.86+	Severance and Change of Control Agreement for Other Executives
10.9	Securities Purchase Agreement, dated as of August 30, 2023, by and among Intuitive Machines, Inc. and the Purchaser named therein	8-K	001-40823	10.1	September 6, 2023
10.10	Registration Rights Agreement, dated as of August 30, 2023, by and among Intuitive Machines, Inc. and the Purchaser named therein	8-K	001-40823	10.2	September 6, 2023
10.11	Subscription Agreement, dated as of September 6, 2023, by and among Intuitive Machines, Inc. and Ghaffarian Enterprises, LLC	8-K	001-40823	10.3	September 6, 2023
10.12	Subscription Agreement, dated as of September 6, 2023, by and among Intuitive Machines, Inc. and Ghaffarian Enterprises, LLC	8-K	001-40823	10.4	September 6, 2023
10.13+	Non-Employee Director Deferral Plan	10-K	001-40823	10.13	March 25, 2024
10.14	Form of Warrant Exercise Agreement, dated January 10, 2024, by and between Intuitive Machines, Inc. and the Investor	8-K	001-40823	10.1	January 11, 2024
10.15	Credit Agreement, dated as of January 10, 2024, by and between Intuitive Machines, LLC and Pershing LLC	8-K	001-40823	10.1	January 16, 2024
10.16	Letter Agreement, dated as of January 28, 2024, by and among Intuitive Machines, Inc., Intuitive Machines, LLC and Ghaffarian Enterprises, LLC	8-K	001-40823	10.1	January 30, 2024
10.17	Loan and Security Agreement, dated March 4, 2025	8-K	001-40823	10.1	March 10, 2025
19.1	Insider Trading Policy
21.1*	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation	8-K	001-40823	10.17	March 5, 2025
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Intuitive Machines, Inc.

Date:	March 25, 2025	By:	/s/ Peter McGrath
Peter McGrath
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

Date:	March 25, 2025		/s/ Steven Vontur
Steven Vontur
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Altemus	Chief Executive Officer, President and Director	March 25, 2025
Stephen Altemus	(Principal Executive Officer)

/s/ Peter McGrath	Chief Financial Officer and Senior Vice President	March 25, 2025
Peter McGrath	(Principal Financial Officer)

/s/ Steven Vontur	Chief Accounting Officer and Controller	March 25, 2025
Steven Vontur	(Principal Accounting Officer)

/s/ Dr. Kamal Ghaffarian	Chairman of the Board of Directors	March 25, 2025
Dr. Kamal Ghaffarian

/s/ Michael Blitzer	Director	March 25, 2025
Michael Blitzer

/s/ William Liquori	Director	March 25, 2025
William Liquori

/s/ Robert Masson	Director	March 25, 2025
Robert Masson

/s/ Nicole Seligman	Director	March 25, 2025
Nicole Seligman