Form 10-Q
period 2025-03-31
Intuitive Machines, Inc.
filed 2025-05-13
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 8, 2025, the Registrant had 117,330,851 shares of Class A common stock, $0.0001 par value, 0 shares of Class B common stock, $0.0001 par value, and 61,301,804 shares of Class C common stock, $0.0001 par value, outstanding.

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
•failure to comply with various laws and regulations relating to various aspects of our business, uncertainty in the regulatory environment and any changes in the funding levels of various governmental entities with which we do business;
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
•uncertain macro-economic and political conditions and elevated inflation and interest rates;
•our history of losses and failure to achieve profitability in the future or failure of our business to generate sufficient funds to continue operations;
•the cost and potential outcomes of pending and any future litigation;
•our public securities’ potential liquidity and trading;
•the sufficiency and anticipated use of our existing capital resources to fund our future operating expenses and capital expenditure requirements and needs for additional financing; and
•other factors detailed under the section titled Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), the section titled Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Available Information

Our website address is www.intuitivemachines.com. The contents of, or information accessible through, our website are not incorporated by reference herein and are not part of this quarterly report. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website under the “Investors” section as soon as reasonably practical after we file such reports with, or furnish such reports to, the SEC.

We may use our website as a distribution channel of material information about us. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors section of our website at www.intuitivemachines.com.

Part I – Financial Information
Item 1. Financial Statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$373,253	$207,607
Restricted cash	2,042	2,042
Trade accounts receivable	29,342	44,759
Contract assets	21,515	34,592
Prepaid and other current assets	5,160	4,161
Total current assets	431,312	293,161
Property and equipment, net	29,793	23,364
Operating lease right-of-use assets	38,215	38,765
Finance lease right-of-use assets	118	114
Other assets	576	—
Total assets	$500,014	$355,404
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$24,135	$17,350
Accounts payable - affiliated companies	4,539	2,750
Contract liabilities, current	57,931	65,184
Operating lease liabilities, current	2,087	2,021
Finance lease liabilities, current	40	37
Other current liabilities	9,416	11,489
Total current liabilities	98,148	98,831
Contract liabilities, non-current	12,960	14,334
Operating lease liabilities, non-current	35,198	35,259
Finance lease liabilities, non-current	61	63
Earn-out liabilities	—	134,156
Warrant liabilities	25,776	68,778
Other long-term liabilities	257	62
Total liabilities	172,400	351,483
Commitments and contingencies (Note 12)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 5,000 shares issued and outstanding	6,139	5,990
Redeemable noncontrolling interests	456,698	1,005,965
SHAREHOLDERS’ DEFICIT
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 119,329,328 and 101,859,000 shares issued, and 117,138,248 and 100,609,000 outstanding	12	10
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 61,301,804 and 55,394,533 shares issued and outstanding	6	6
Treasury stock, at cost, 2,191,080 shares, at cost	(33,525)	(12,825)
Paid-in capital	—	—
Accumulated deficit	(103,406)	(996,453)
Total shareholders’ deficit attributable to the Company	(136,913)	(1,009,262)
Noncontrolling interests	1,690	1,228
Total shareholders’ deficit	(135,223)	(1,008,034)
Total liabilities, mezzanine equity and shareholders’ deficit	$500,014	$355,404
The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$62,524	$73,219
Operating expenses:
Cost of revenue (excluding depreciation)	49,577	49,840
Cost of revenue (excluding depreciation) - affiliated companies	6,270	9,359
Depreciation	623	414
General and administrative expense (excluding depreciation)	16,131	16,381
Total operating expenses	72,601	75,994
Operating loss	(10,077)	(2,775)
Other income (expense), net:
Interest income (expense), net	1,393	(20)
Change in fair value of earn-out liabilities	(33,369)	(22,597)
Change in fair value of warrant liabilities	43,002	(23,964)
Loss on issuance of securities	—	(68,676)
Other income (expense), net	26	1
Total other income (expense), net	11,052	(115,256)
Income (loss) before income taxes	975	(118,031)
Income tax expense	—	—
Net income (loss)	975	(118,031)
Net income (loss) attributable to redeemable noncontrolling interest	11,909	(21,517)
Net income attributable to noncontrolling interest	462	972
Net loss attributable to the Company	(11,396)	(97,486)
Less: Preferred dividends	(147)	(471)
Net loss attributable to Class A common shareholders	$(11,543)	$(97,957)

Net loss per share
Net loss per share of Class A common stock - basic and diluted	$(0.11)	$(2.68)
Weighted-average common shares outstanding
Weighted average shares outstanding - basic and diluted	107,081,918	36,612,270

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Equity
(In thousands except per share data)
(Unaudited)

Three Months Ended March 31, 2025
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2024	5,000	$5,990	$1,005,965
Cumulative preferred dividends	—	147	—
Accretion of preferred stock discount	—	2	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(561,176)
Net income attributable to redeemable noncontrolling interests	—	—	11,909
Balance, March 31, 2025	5,000	$6,139	$456,698

Three Months Ended March 31, 2024
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2023	26,000	28,201	181,662
Conversion of Series A preferred stock (Note 7)	(21,000)	(23,120)	—
Cumulative preferred dividends	—	471	—
Accretion of preferred stock discount	—	8	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	283,036
Net loss attributable to redeemable noncontrolling interests	—	—	(21,517)
Balance, March 31, 2024	5,000	$5,560	$443,181

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)
(Unaudited)

Three Months Ended March 31, 2025
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	101,859,000	$10	55,394,533	$6	$(12,825)	$—	$(996,453)	$(1,009,262)	$1,228	$(1,008,034)
Share-based compensation expense	—	—	—	—	—	2,844	—	2,844	—	2,844
Cumulative preferred dividends	—	—	—	—	—	(147)	—	(147)	—	(147)
Accretion of preferred stock discount	—	—	—	—	—	(2)	—	(2)	—	(2)
Class A common stock issued for warrants exercised, net of redemption cost (Note 8)	15,358,229	2	—	—	—	176,552	—	176,554	—	176,554
Repurchase of Class A common stock (Note 7)	—	—	—	—	(20,700)	—	—	(20,700)	—	(20,700)
Class A common stock issued for stock options exercised	18,790	—	—	—	—	(69)	—	(69)	—	(69)
Class A common stock issued for vested RSUs and PSUs	500,580	—	—	—	—	(3,436)	—	(3,436)	—	(3,436)
Class A common stock issued for Class C canceled	1,592,729	—	(1,592,729)	—	—	—	—	—	—	—
Issuance of Class C common stock related to earn-out awards (Note 2)	—	—	7,500,000	—	—	167,525	—	167,525	—	167,525
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(343,267)	904,443	561,176	—	561,176
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	462	462
Net loss attributable to the Company	—	—	—	—	—	—	(11,396)	(11,396)	—	(11,396)
Balance, March 31, 2025	119,329,328	$12	61,301,804	$6	$(33,525)	$—	$(103,406)	$(136,913)	$1,690	$(135,223)

Three Months Ended March 31, 2024
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	22,279,876	$2	70,909,012	$7	$(12,825)	$—	$(248,619)	$(261,435)	$—	$(261,435)
Share-based compensation expense	—	—	—	—	—	3,926	—	3,926	—	3,926
Cumulative preferred dividends	—	—	—	—	—	(471)	—	(471)	—	(471)
Accretion of preferred stock discount	—	—	—	—	—	(8)	—	(8)	—	(8)
Conversion of Series A preferred stock (Note 7)	7,738,743	1				23,119		23,120		23,120
Class A common stock issued for warrants exercised	18,823,633	2	—	—	—	126,210	—	126,212	—	126,212
Class A common stock issued related to loan conversion (Notes 5 and 7)	3,487,278	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	167,402	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(152,776)	(130,260)	(283,036)	—	(283,036)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	972	972
Net income attributable to the Company	—	—	—	—	—	—	(97,486)	(97,486)	—	(97,486)
Balance, March 31, 2024	52,496,932	$5	70,909,012	$7	$(12,825)	$—	$(476,365)	$(489,178)	$972	$(488,206)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$975	$(118,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	623	414
Bad debt expense (recovery)	—	1,660
Share-based compensation expense	2,844	3,926
Change in fair value of earn-out liabilities	33,369	22,597
Change in fair value of warrant liabilities	(43,002)	23,964
Loss on issuance of securities	—	68,676
Other	194	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	15,418	(20,002)
Contract assets	13,077	(13,357)
Prepaid expenses	(1,576)	305
Other assets, net	547	429
Accounts payable and accrued expenses	5,856	30,658
Accounts payable – affiliated companies	1,789	3,150
Contract liabilities – current and long-term	(8,626)	(15,036)
Other liabilities	(2,069)	4,205
Net cash provided by (used in) operating activities	19,419	(6,442)
Cash flows from investing activities:
Purchase of property and equipment	(6,122)	(1,588)
Net cash used in investing activities	(6,122)	(1,588)
Cash flows from financing activities:
Warrants exercised	176,620	50,589
Redemption of warrants	(66)	—
Repurchase of Class A Common Stock	(20,700)	—
Proceeds from borrowings	—	10,000
Repayment of loans	—	(10,000)
Proceeds from issuance of securities	—	10,000
Payment of withholding taxes from share-based awards	(3,505)	—
Stock option exercises	—	165
Net cash provided by financing activities	152,349	60,754
Net increase in cash, cash equivalents and restricted cash	165,646	52,724
Cash, cash equivalents and restricted cash at beginning of the period	209,649	4,560
Cash, cash equivalents and restricted cash at end of the period	375,295	57,284
Less: restricted cash	2,042	2,042
Cash and cash equivalents at end of the period	$373,253	$55,242

Supplemental disclosure of cash flow information
Cash paid for interest, net	$—	$212
Cash paid for taxes	$66	$—
Accrued capital expenditures	$930	$—

Noncash financing activities:
Issuance of Class C Common Stock related to earn-out awards (Note 2)	$167,525	$—
Conversion of Series A preferred stock (Note 7)	$—	$23,120
Preferred dividends	$(147)	$(471)

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

In connection with the Transactions, the Company was reorganized into an umbrella partnership C corporation (or “Up-C”) structure, in which substantially all of the assets and business of the Company are held by Intuitive Machines, LLC and continue to operate through Intuitive Machines, LLC and its subsidiaries. Intuitive Machines, Inc. is a holding company whose only material asset is its equity ownership interests of Intuitive Machines, LLC. While Intuitive Machines, LLC became a subsidiary of Intuitive Machines, Inc. and Intuitive Machines, Inc. was appointed as its managing member, Intuitive Machines, LLC was deemed to be the acquirer in the Business Combination for accounting purposes. Accordingly, the Business Combination was accounted for as a reverse recapitalization, in which case the condensed consolidated financial statements of the Company represent a continuation of Intuitive Machines, LLC and the issuance of common stock in exchange for the net assets of Intuitive Machines, Inc. was recorded at historical cost with no recognition of goodwill or other intangible assets. Operations prior to the Business Combination are those of Intuitive Machines, LLC. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options were adjusted to reflect the Business Combination. The treatment of the Business Combination as a reverse recapitalization was based upon the pre-merger members of Intuitive Machines, LLC holding the majority of the voting interests of Intuitive Machines, Inc., Intuitive Machines, LLC’s existing management team serving as the initial management team of Intuitive Machines, Inc., Intuitive Machines, LLC’s appointment of the majority of the initial board of directors of Intuitive Machines, Inc., and the significance of Intuitive Machines, LLC’s operations prior to the Business Combination which represent the entirety of Company’s operations.

Beginning on February 14, 2023, the Company’s Class A Common Stock and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share (the “Warrants” as further defined in Note 8) began trading on Nasdaq under the symbols “LUNR” and “LUNRW,” respectively. On February 4, 2025, the Company announced the redemption of all of its outstanding publicly issued Warrants. In connection with the redemption, the unexercised Warrants ceased trading on the Nasdaq and were delisted, with the suspension of trading effective before the market opened on March 6, 2025. Refer to Note 8 - Warrants for more information on the redemption.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim reporting and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. Our condensed consolidated financial statements include the accounts of Intuitive Machines, Space Network Solutions, LLC (“SNS” or “Space Network Solutions”) a majority-owned subsidiary, and IX, LLC, a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 contained in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.

Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income. The Company reclassed a certain amount to a separate line item in the condensed consolidated statement of operations.
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
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.
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
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. All of the Company’s assets are maintained in the United States. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. See Note 15 - Segment Information for additional disclosures on segment reporting.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 78% and 92%, respectively, of the Company’s total revenue for the three months ended March 31, 2025 and 2024. The largest customer’s accounts receivable balance was 59% and 90% of the accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. There was no major supplier that accounted for the goods and services purchased during the three months ended March 31, 2025, and there was one major supplier that accounted for 39%, of the goods and services purchased. As of March 31, 2025 and December 31, 2024, there was one major supplier that accounted for 16% and 14%, respectively, of the accounts payable balance.

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

Earn-Out Liabilities
Unvested earn out units of Intuitive Machines, LLC (“Earn Out Units”) are classified as liability transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event (as defined below) is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to shareholders’ equity (deficit) on the consolidated balance sheet. As of the Closing Date, the Earn Out Units had a fair value of $99.7 million. As a result of the OMES III Contract award by the National Aeronautics and Space Administration (“NASA”) in May 2023, Triggering Event I (as defined below) under the earn out agreement vested resulting in the issuance of 2,500,000 shares of Intuitive Machines Class C common stock, par value $0.0001 per share (the “Class C Common Stock”) with a fair value of approximately $19.4 million to the applicable Intuitive Machines, LLC Members resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. In February 2025, the Triggering Events II-A and III (as defined below) were met, resulting in the issuance of 5,000,000 and 2,500,000, respectively, shares of Class C Common Stock with an aggregate fair value of approximately $167.5 million, resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. See Note 10 - Fair Value Measurements for additional information related to the changes in fair value and conversions to equity of the earn-out liabilities. As of March 31, 2025, all of the Earn Out Units have vested and the earn-out liabilities no longer exist.

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

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of March 31, 2025, the Company had cash and cash equivalents of $373.3 million and working capital of $333.2 million. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock, proceeds from warrant exercises, and proceeds from the issuance of bank debt.

On February 4, 2025 the Company announced the redemption of all of its outstanding warrants (the Public Warrants and Private Warrants as defined in Note 8, collectively the “Warrants”) and Warrants remaining unexercised as of March 6, 2025 (the “Redemption Date”) will be redeemed by the Company for $0.01 per Warrant. During the first quarter of 2025, the Company received approximately $176.6 million in gross proceeds from the exercise of 15,358,229 Warrants. On the Redemption Date, a total of 6,571,724 Warrants remained unexercised which were redeemed by the Company for an aggregate redemption price of $66 thousand. In connection with the Warrant Redemption, a warrant holder agreed to exercise 1,800,000 of the Public Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

On March 4, 2025, we entered into a loan and security agreement with Stifel Bank which provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million. As of the date of this filing, the revolving credit facility remains unborrowed. See Note 5 - Debt for additional information on this loan and security agreement.
Management believes that the cash and cash equivalents as of March 31, 2025, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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

Other Current Liabilities

As of March 31, 2025 and December 31, 2024, other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Payroll accruals	8,581	10,274
Income tax payable	43	43
Professional fees accruals	593	960
Other accrued liabilities	199	212
Other current liabilities	$9,416	$11,489

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

As of June 30, 2024, the cumulative error for all periods previously was an understatement of Net income attributable to the Company of approximately $5.1 million impacting Contract liabilities (current and non-current) and Accounts payable – affiliated companies in our consolidated balance sheets and Cost of revenues (excluding depreciation) and General and administrative expense (excluding depreciation) in our consolidated statements of operations. The errors had no impact to total operating cash flows in our previously reported cash flows. We assessed the materiality of the errors, both quantitatively and qualitatively, in accordance with the SEC’s SAB No. 99 and SAB No. 108, and concluded these errors were not material to any of our previously issued quarterly or annual financial statements. The Company has corrected the relevant prior periods of its consolidated financial statements and related footnotes for the immaterial errors, as previously disclosed in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on March 25, 2025.

In addition, provided below is the effect of the corrections of the previously reported condensed consolidated statement of operations for the three months ended March 31, 2024 (in thousands, except per share amounts):

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
NOTE 3 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025		2024
Revenue by Contract Type
Fixed price	$38,183	61%	$29,359	40%
Cost reimbursable	22,597	36%	42,040	57%
Time and materials	1,744	3%	1,820	3%
Total	$62,524	100%	$73,219	100%
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

The following table presents contract assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Contract Assets
Unbilled receivables	$12,049	$18,113
Deferred contract costs	9,466	16,479
Total	$21,515	$34,592
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $8.0 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively. Launch delay fees are recorded directly to the cost of revenue and were $1.4 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

The following table presents contract liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Contract liabilities – current
Deferred revenue	$52,410	$54,803
Contract loss provision	5,521	7,890
Accrued launch costs	—	2,491
Total contract liabilities – current	57,931	65,184
Contract liabilities – long-term
Deferred revenue	12,960	14,334
Total contract liabilities – long-term	12,960	14,334
Total contract liabilities	$70,891	$79,518
Revenue recognized from amounts included in contract liabilities at the beginning of the period was $14.9 million and $7.3 million during the three months ended March 31, 2025 and 2024, respectively.
Loss Contracts
A contract loss occurs when the current estimate of the consideration that we expect to receive is less than the current estimate of total estimating costs to complete the contract. For purposes of determining the existence of or amount of a contract loss, we consider total contract consideration, including any variable consideration constrained for revenue recognition purposes. We may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of $1.3 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
The status of these loss contracts was as follows:
•The first contract, for lunar payload services, became a loss contract due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The contract was successfully completed in February 2024. As a result of a successful mission, previously constrained variable consideration of $12.3 million as of December 31, 2023 was released and approximately $11.6 million was recognized as revenue during the first quarter of 2024. For the three months ended March 31, 2024 changes in estimated contract costs resulted in an additional of $5.7 million in contract loss.
•The second contract, for lunar payload services, became a loss contract in 2021 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. For the three months ended March 31, 2025 and 2024, changes in estimated contract costs resulted in unfavorable and (favorable) changes of $0.2 million and $(0.6) million in contract loss, respectively. As of March 31, 2025 this contract was approximately 76% complete. The period of performance for this contract currently runs through June 2026 as a result of modifications to the contract. As of March 31, 2025 and December 31, 2024, the contract loss provision recorded in contract liabilities, current was $5.5 million and $7.0 million, respectively, in our condensed consolidated balance sheets.

•The third contract, for lunar payload services, became a loss contract in 2023 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The IM-2 mission associated with this contract was completed in March 2025. For the three months ended March 31, 2025 and 2024, changes in estimated contract costs resulted in unfavorable and (favorable) changes of $1.0 million and $(4.0) million in contract loss, respectively. The period of performance for this contract currently runs through August 2025 as a result of modifications to the contract. As of December 31, 2024, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $0.9 million, and no contract loss provision remaining as of March 31, 2025.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $135.9 million. The Company expects to recognize revenue on approximately 40-45% of the remaining performance obligations over the next 9 months, 30-35% in 2026 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of March 31, 2025 due to the uncertainty of achieving performance milestones or other factors not yet resolved.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials and cost reimbursable agreements.

NOTE 4 - PROPERTY AND EQUIPMENT, NET
As of March 31, 2025 and December 31, 2024, property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$240	$208
Vehicles and trailers	132	129
Computers and software	6,304	4,146
Furniture and fixtures	1,896	1,913
Machinery and equipment	4,847	4,361
Construction in progress	21,292	17,117
Property and equipment, gross	34,711	27,874
Less: accumulated depreciation and amortization	(4,918)	(4,510)
Property and equipment, net	$29,793	$23,364
Total depreciation expense related to property and equipment for the three months ended March 31, 2025 and 2024 was $623 thousand and $414 thousand, respectively.

As of March 31, 2025, construction in progress includes $11.1 million in capitalized costs associated with the fabrication of a commercial communications satellite and $9.0 million associated with the development of a satellite communications and navigation network related to the NSN contract awarded in September 2024.

NOTE 5 - DEBT
Stifel Loan Agreement
On March 4, 2025, we entered into a loan and security agreement (the “Loan Agreement”) with Stifel Bank. The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million (the “Revolving Facility”). The proceeds of the loans (and any letters of credit issued thereunder) may be used for the funding of growth initiatives, including working capital needs and general corporate purposes as the Company continues to focus on minimizing its cost of capital while maximizing available funding alternatives. Amounts outstanding under the Revolving Facility bear interest at a rate per annum equal to the greater of (a) Term SOFR (secured overnight financing rate) plus 2.75% and (b) 6.00% and requires the Company to meet certain financial and other covenants. The Loan Agreement matures on April 30, 2027 (the “Maturity Date”). Subject to certain conditions in the Loan Agreement, amounts borrowed thereunder may be repaid and reborrowed at any time prior to the Maturity Date. As of March 31, 2025, there was no outstanding debt under the Stifel Loan Agreement.
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

On January 29, 2024, the Bridge Loan was repaid in full as a result of $10.0 million in contributions from the Guarantor under the Bridge Loan Conversion transaction for which the Company issued to the Guarantor 3,487,278 shares of the Company’s Class A Common Stock and Conversion Warrants described further in Note 8.
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

For the three months ended March 31, 2025 and 2024, we recognized no U.S. federal and state expense for income taxes, and our effective combined U.S. federal and state income tax rates was 0.0% for both periods.

In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a tax receivable agreement (the “TRA”). Pursuant to the TRA, the Company is required to pay the TRA Holders (certain Intuitive Machines, LLC members and related parties to the Company) 85% of the amount of the cash tax savings, if any, in U.S. federal, state, and local taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company realizes, or is deemed to realize, as a result of certain tax attributes, including:

•existing tax basis in certain assets of Intuitive Machines, LLC and its subsidiaries;
•tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by the Company;
•certain tax benefits realized by the Company as a result of the Business Combination; and
•tax deductions in respect of portions of certain payments made under the TRA.

All such payments to the TRA Holders are the obligations of the Company, and not that of Intuitive Machines, LLC. As of March 31, 2025, based primarily on historical losses of the Company, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset for a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. As of March 31, 2025, management does not expect a TRA liability to be recorded.
NOTE 7 - MEZZANINE EQUITY AND EQUITY

Capital Stock

The table below reflects share information about the Company’s capital stock as of March 31, 2025.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	119,329,328	(2,191,080)	117,138,248
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	61,301,804	—	61,301,804
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	180,636,132	(2,191,080)	178,445,052

Shares Repurchase
In connection with the Warrant Redemption (as defined in Note 8), Michael Blitzer, a director and warrant holder, agreed to exercise 1,800,000 of the Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

Series A Preferred Stock (Mezzanine Equity)

As a result of the Private Placement Transaction on September 5, 2023 (as discussed below) and in accordance with the terms of the Certificate of Designation, the Series A Preferred Stock conversion price was reduced from $12.00 per share to $5.10 per share. Additionally, as a result of the Warrant Exercise Agreement on January 10, 2024 in conjunction with the warrant transactions discussed in Note 8, the Series A Preferred Stock conversion price was further reduced from $5.10 per share to $3.00 per share.

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

Redeemable Noncontrolling Interests (Mezzanine Equity)

As of March 31, 2025, the prior investors of Intuitive Machines, LLC own 34.4% of the outstanding common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.
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

On February 4, 2025, the Company announced the redemption of all of its outstanding Warrants to purchase shares of the Company’s Class A Common Stock that were issued under the warrant agreement, dated September 21, 2021 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and that remained unexercised at 5:00 p.m., New York City time, on March 6, 2025 (the “Redemption Date”) for the redemption price of $0.01 per Warrant (the “Warrant Redemption”). During the period from January 1, 2025 and the Redemption Date, 15,358,229 of the Warrants were exercised resulting in gross proceeds of $176.6 million. As of the Redemption Date, 6,571,724 Warrants remained unexercised and were redeemed for an aggregate redemption price of $66 thousand. Trading of the Warrants on the Nasdaq was suspended prior to the market open on March 6, 2025, and the Warrants were subsequently delisted.

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

As of March 31, 2025, there have been no exercises of the Preferred Investor Warrants.

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

Conversion Warrants
In connection with the January 2024 Bridge Loan Conversion discussed further in Note 5, the Company agreed to issue to the Guarantor, pursuant to Section 4(a)(2) of the Securities Act of 1933, (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 5 years, (the “Conversion Series A Warrant”) and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 18 months (the “Conversion Series B Warrant”), collectively (the “Conversion Warrants”). On May 31, 2024, the guarantor assigned the Conversion Warrants to a third party investor in a private transaction. Pursuant to the assignment to a third party investor, the Conversion Warrants are no longer exercisable for Class C Common Stock. All other terms related to the Conversion Warrants remain the same as previously discussed. Pursuant to the guidance under ASC 480 “Distinguishing Liabilities from Equity,” the Company determined that the Conversion Warrants should be recorded as liabilities as of the issuance date and March 31, 2024 and subsequently determined that they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability as of May 31, 2024 and June 30, 2024, initially measured at fair value with changes in fair value recognized in earnings in other income (expense) on the consolidated statement of operations.

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

During the period from June 5, 2024 to June 7, 2024, the investor exercised 300,000 Conversion Series B Warrants, resulting in the issuance of an equal number of shares of Class A Common Stock. During the period from November 21, 2024 to November 29, 2024, the investor exercised the remaining 3,850,780 Conversion Series B Warrants, resulting in the issuance of an equal number of Class A Common Stock

During the three months ended March 31, 2025, the Company recognized a gain of $43.0 million from the change in fair value of the Conversion Series A Warrant liability in our condensed consolidated statement of operations. During the three months ended March 31, 2024, the Company recognized a loss of $11.8 million and $11.0 million from the change in fair value of the Conversion Series A Warrant liability and Conversion Series B Warrant liability, respectively.

The Company’s overall warrant activity for the three months ended March 31, 2025 was as follows:

	Public and Private Warrants	Series A Preferred Warrants	Conversion Series B Warrants
Balance, December 31, 2024	21,929,953	706,522	4,150,780
Warrant exercises	(15,358,229)	—	—
Warrant redemptions	(6,571,724)	—	—
Balance, March 31, 2025	—	706,522	4,150,780

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
As of March 31, 2025, Intuitive Machines, LLC was authorized to issue a total of 923,173 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2024	989,423	$3.54	6.74
Granted	—	—
Exercised	(32,875)	1.80
Forfeited	(33,375)	1.80
Balance as of March 31, 2025	923,173	$3.66	6.01	$3,801,687
Exercisable as of March 31, 2025	511,086	$3.14	5.52	$2,321,958
Aggregate intrinsic value represents the difference between the exercise price of the options and the market price of our Class A Common Stock.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2024	$2.23
Granted	—
Vested	—
Forfeited	0.55
Non-vested as of March 31, 2025	$2.37
Share-based compensation expense related to options was $47 thousand and $114 thousand for the three months ended March 31, 2025 and 2024, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of March 31, 2025, the Company had $271 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 2.27 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of March 31, 2025, the Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs) as outlined in the following disclosures. No other awards have been granted under the 2023 Plan. As of March 31, 2025, approximately 7,652,301 shares were available for future grants under the 2023 Plan.

Restricted Stock Units and Performance Stock Units

Pursuant to the 2023 Plan, the Company grants RSUs with time-based vesting requirements which typically vest over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of RSUs and PSUs are based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU and PSU activity:

	Number of Units(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	3,307,039	$4.31
Granted	623,599	18.12
Vested	(716,125)	3.86
Forfeited	—	—
Balance as of March 31, 2025	3,214,513	$7.09

(1)    Includes PSUs of 53,333 granted in October 2024 at the 100% attainment level which are based on two performance goals related to the Company’s financial management plan. Each goal has a performance multiplier of 50% and must be attained by September 1, 2025.

Share-based compensation expense related to RSUs was $2.7 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. Share-based compensation expense related to PSUs was $0.1 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. Share-based compensation expense for RSUs and PSUs are classified in the condensed consolidated statement of operations under general and administrative expense. As of March 31, 2025, the estimated unrecognized share-based compensation costs related to unvested RSUs and PSUs were $19.4 million and $0.2 million, respectively, and is expected to be recognized over a weighted average period of 3.27 years and 0.42 years, respectively.
NOTE 10 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 at fair value on a recurring basis.

	March 31, 2025
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities - Series A	Recurring	25,776	—	—	25,776

Total liabilities measured at fair value		$25,776	$—	$—	$25,776

	December 31, 2024
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$134,156	$—	$—	$134,156

Warrant liabilities - Series A	Recurring	68,778	—	—	68,778

Total liabilities measured at fair value		$202,934	$—	$—	$202,934

The following tables provide roll-forwards of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	Warrant liabilities - Series A	Total Warrant liabilities
Balance, December 31, 2024	$134,156	$68,778	$68,778
Change in fair value	33,369	(43,002)	(43,002)
Converted to equity	(167,525)	—	—
Balance, March 31, 2025	$—	25,776	25,776

	Earn-out liabilities	Warrant liabilities - Series A	Warrant liabilities - Series B	Total Warrant liabilities
Balance, December 31, 2023	$14,032	$8,612	$2,682	$11,294
Additions	—	20,827	11,262	32,089
Change in fair value	22,597	12,823	11,141	23,964
Converted to equity	—	(20,471)	(8,564)	(29,035)
Balance, March 31, 2024	$36,629	21,791	16,521	38,312

Earn-out Liabilities

As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of 2,500,000 vested during the year ended December 31, 2023, and the remaining 7,500,000 Earn Out Units vested during the three months ended March 31, 2025.

Warrant Liabilities

Conversion Warrants
The fair value of the Conversion Series A Warrant liabilities as of March 31, 2025 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $7.45; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.92%; and (iv) expected volatility of 98%.

NOTE 11 - NET LOSS PER SHARE

Basic net income (loss) per share of Class A common stock is computed by dividing net loss attributable to Class A common shareholders for the three months ended March 31, 2025 and 2024 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

Diluted net income (loss) per share of Class A common stock includes additional weighted average common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for the Series A Preferred Stock and the treasury method for our RSUs, PSUs, options, and warrants. During loss periods, diluted net loss per share for all periods presented is the same as basic net loss per share as the inclusion of the potentially issuable shares would be anti-dilutive.

The following table presents the computation of the basic and diluted income (loss) per share of Class A Common Stock (in thousands, except share data):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss)	$975	$(118,031)
Less: Net income (loss) attributable to redeemable noncontrolling interest	11,909	(21,517)
Less: Net income attributable to noncontrolling interest	462	972
Net loss attributable to the Company	(11,396)	(97,486)
Less: Cumulative preferred dividends	(147)	(471)
Net loss attributable to Class A common shareholders	$(11,543)	$(97,957)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	107,081,918	36,612,270

Net loss per share of Class A common stock - basic and diluted	$(0.11)	$(2.68)
The following table presents potentially dilutive securities, as of the end of the periods, excluded from the computation of diluted net income (loss) per share of Class A Common Stock as their effect would be anti-dilutive, their exercise price was out-of-the-money, or because of unsatisfied contingent issuance conditions.

	Three Months Ended March 31,
	2025	2024
RSUs and PSUs(1)	3,214,513	4,416,456
Options(1)(4)	923,173	1,146,245
Series A Preferred Stock(2)	2,014,443	1,861,752
Warrants(1)(4)	4,857,302	30,773,520
Earn Out Units(3)	—	7,500,000

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
(4)    Options and warrants with exercises prices greater than the average market price of our Class A common stock are excluded from the computation of diluted net income (loss) per share because they are out-of-the-money. The out-of-the-money instruments included in the table above were options of 250,308 and warrants of 22,471,960 for the three months ended March 31, 2024. There were no out-of-the-money instruments for the three months ended March 31, 2025.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. The Company bases any accrual for losses on a variety of factors, including informal settlement discussions. As of March 31, 2025 and December 31, 2024, the aggregate amount accrued on our condensed consolidated balance sheet is approximately $2.1 million. For matters for which no accrual has currently been made or for potential losses in excess of amounts accrued, the Company currently believes, based on its internal investigations, that any losses that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, it could have a material adverse effect on our business, financial condition and results of operations. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

On November 22, 2024, Starlight Strategies IV LLC (“Plaintiff”), an alleged successor in interest to a purported former holder of shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) filed a breach of contract action in Delaware Chancery Court. The complaint alleges that the Plaintiff’s predecessor received fewer shares of common stock upon conversion of its shares of Series A Preferred Stock than it was allegedly entitled to receive under the terms of the applicable certificate of designation. The Plaintiff is seeking unspecified contractual damages and equitable relief.  The Company has filed its answer to the complaint and asserted counterclaims against the Plaintiff and third-party claims against certain entities affiliated with the Plaintiff. Also, on January 24, 2025, Kingstown 1740 Fund L.P. and Kingstown Capital Partners LLC (together, “Kingstown”) moved to intervene, seeking to file a complaint in intervention against Starlight. The court granted Kingstown leave to intervene. In connection with the intervention, the Company has agreed to pay Kingstown’s legal fees. We believe that we have meritorious defenses and claims against the Plaintiff and its affiliates, and we intend to vigorously defend the litigation.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. For the three months ended March 31, 2025 and 2024, our aggregate purchases under these commitments totaled approximately $15.6 million and $21.6 million, respectively. As of March 31, 2025, we had remaining purchase obligations under non-cancelable commitments with various vendors totaling $93.8 million of which $35.8 million is due during the remaining of 2025, $37.7 million due in 2026, and the remaining $20.3 million due in 2027.

NOTE 13 - RELATED PARTY TRANSACTIONS
Intuitive Machines, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.
IBX, LLC and PTX, LLC
From time to time, the Company may incur expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms. IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX/PTX. For the three months ended March 31, 2025 and 2024, the Company incurred no expenses and there was no affiliate accounts payable related to IBX expenses as of March 31, 2025 and December 31, 2024.

KBR, Inc.
KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries holds approximately 10% of the equity of Space Network Solutions, LLC (“SNS”), one of our operating subsidiaries. The Company recognized affiliate revenue from KBR related to engineering services of $0.6 million and $0.7 million for the three months ended

March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, there was $0.4 million of affiliate accounts receivable related to KBR revenue.

In addition, SNS incurred cost of revenue with KBR related to the OMES III contract of $6.3 million and $9.4 million for three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, there was $4.2 million and $2.5 million, respectively, of affiliate accounts payable related to cost of revenue with KBR. See Note 14 - Variable Interest Entities for more information on the OMES III contract with KBR.

Revenue and expenses related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.

ASES
The Company recognized revenue from ASES related to engineering services of $0.3 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, there was $0.2 million and $0.1 million of affiliate accounts receivable related to ASES revenue. ASES is a joint venture between Aerodyne and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a current member of management of Aerodyne Industries, LLC. Revenue related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC
The Company incurred expenses with X-energy, LLC (“X-energy”) of $0.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, there was $0.3 million and zero, respectively, of affiliate accounts payable related to X-energy expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.
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

Space Network Solutions was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded Space Network Solutions a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. As of March 31, 2025, SNS LLC had total assets of $18.6 million and total liabilities of $14.0 million. As of December 31, 2024, SNS LLC had total assets of $12.9 million and total liabilities of $9.2 million.

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
The IX LLC JV was formed to pursue nuclear space propulsion and surface power systems in support of future space exploration goals. In the third quarter of 2022, the IX LLC JV received an award from Battelle Energy Alliance to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars. As of March 31, 2025 and December 31, 2024, the assets and liabilities of IX LLC JV both totaled $1.0 million and $0.5 million, respectively, associated with project execution activities subcontracted to the IX LLC JV partners and other third parties.

NOTE 15 - SEGMENT INFORMATION

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

All of the Company’s long-lived assets are maintained in the U.S. We geographically disaggregate our revenues based on the customer’s country of domicile. Substantially all of our revenues are derived from customers in the U.S., and our revenues from foreign customers were not material for the three months ended March 31, 2025 and 2024. Refer to Note 2 for information regarding our major customer and Note 3 for further information on revenues.

The following presents the significant financial information with respect to the Company’s reportable segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$62,524	$73,219
Less:
Cost of revenue (excluding depreciation)(1)	55,847	59,199
Depreciation	623	414
General and administrative expense (excluding depreciation):
Sales and marketing expense(2)	1,382	768
Other general and administrative expense(3)	14,749	15,613
Total general and administrative expense (excluding depreciation)	16,131	16,381

Operating loss	(10,077)	(2,775)

Interest income (expense), net	1,393	(20)
Change in fair value of earn-out liabilities	(33,369)	(22,597)
Change in fair value of warrant liabilities	43,002	(23,964)
Loss on issuance of securities	—	(68,676)
Other income (expense), net	26	1
Net income (loss)	975	(118,031)

(1)    Cost of revenue consists primarily of direct material and labor costs, launch costs, manufacturing overhead, freight expense, and other personnel-related expenses, which include employee compensation and benefits and stock-based compensation expense.
(2)    Sales and marketing expense primarily includes business development and research and development related expenses such as, employee compensation and benefits, subcontract costs, marketing, and materials and supplies costs. Costs incurred for business development were $0.9 million and $0.3 million and research and development costs were $0.5 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
(3)    Other general and administrative expense primarily includes all other employee compensation and benefits, stock-based compensation, facilities costs, professional services, software licenses, and other administrative costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2025. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements “and Part II. Item 1A. “Risk Factors” included in this Quarterly Report and in the section titled Part I. Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K filed with the SEC on March 25, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “IM,” “Intuitive Machines,” “we,” “us,”, or “our” refer to Intuitive Machines, Inc. and its consolidated subsidiaries.
Overview

We are a space technology, infrastructure, and services company founded in 2013 that is contributing to the establishment of cislunar infrastructure and helping to develop cislunar and deep space commerce. Cislunar encompasses objects in orbit in the Earth-Moon system and on the Lunar surface, while deep space exploration is space beyond the Moon, including Mars. We believe we have a leading position in the development of technology platforms operating in three core pillars —delivery services, data transmission services, and infrastructure as a service— as described below under Our Business Model. We are focused on establishing the lunar infrastructure associated with each of the three pillars, which provides the basis for commerce to inform and sustain human presence off Earth. Our vision is that our infrastructure services enable our customers to focus on their unique contributions to create a thriving, diverse cislunar economy and expand the commercial space exploration marketplace to the Lunar surface and beyond.

The United States (“U.S.”) government has indicated that returning to the moon is of strategic importance to the U.S. and we believe it will continue to have bipartisan support as we enter the next generation space race with the People’s Republic of China (“China”). We believe that space is the next economic frontier, with the moon being the next stepping stone, and the increased demand from governments, intelligence agencies, commercial industries, and private individuals has created multiple opportunities for long-term growth. We intend to participate in expanding the cislunar economy through a steady cadence of missions, with the intent of offering reduced cost of access and operations while providing reliable missions on a defined schedule. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position, as evidenced by four Commercial Lunar Payload Services (“CLPS”) awards to date as of March 31, 2025. On February 22, 2024, our Nova-C lander became the first U.S. vehicle to softly land on the lunar surface since 1972, utilizing our Nova-C Guidance, Navigation and Control (“GN&C”) and Propulsion systems, both of which were designed and are produced in-house. Our IM-1 Nova-C lander carried approximately 100 kilograms of science experiment and technology demonstration payloads, including the first CLPS payload, to a landing site closer to the lunar south pole than any previous mission. We operated on the lunar surface beyond the CLPS required mission duration and downloaded over 500 MB of payload customer data on our commercial Lunar Data Network. In March 2025, our IM-2 mission landed at the southernmost location of the moon, 5 degrees from the south pole. While in transit, our space to ground communications brought down over 8GB of data from space over our network; delivered 3 rideshare customers to trans lunar injection orbit and assisted them with ground tracking and communication; and demonstrated precision autonomous orbit operations circling the moon for 39 orbits over a 72 hour period. While on the surface, we demonstrated the ability to manage power in thermal conditions on the south pole surface and in a crater. With the challenge of not being able to recharge the IM-2 lander solar panels post landing, the mission was still able to complete several mission and payload milestones, including downloading 500 MB of payload customer data from the lunar surface.

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

We operate under three core pillars which we believe are required to develop cislunar and deep space commerce: delivery services, data transmission services, and infrastructure as a service. Under Accounting Standards Codification (“ASC”) 280 “Segment Reporting,” we concluded that our core pillars operate as one reportable segment. See our Segment Reporting disclosure under Notes 2 and 15 in our condensed consolidated financial statements for further discussion on our reportable segment. Provided below are summarized descriptions of our three core pillars.
•Delivery Services provides for the transportation and delivery of payloads, such as, satellites, scientific instruments and cargo to various destinations in space, in addition to rideshare delivery and lunar surface access. In February 2024, our Nova C lander became the first U.S. vehicle to softly land on the lunar surface since 1972. In March 2025, our IM-2 mission landed at the southernmost location of the moon, 5 degrees from the south pole and conducted a shortened mission.
•Data Transmission Services offerings include the collection, processing, and interpretation of space-based data, utilizing applications, such as, command, control, communications, reconnaissance and prospecting. In September 2024, NASA awarded Intuitive Machines a NSN contract for communication and navigation services for missions in the near space region, which extends from Earth’s surface to beyond the Moon.
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
Recent Developments

Warrant Redemption
On February 4, 2025, the Company announced the redemption of all of its outstanding warrants (the Public Warrants and Private Warrants as defined in Note 8, collectively the “Warrants”) to purchase shares of the Company’s Class A Common Stock that were issued under the warrant agreement, dated September 21, 2021 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and that remained unexercised at 5:00 p.m., New York City time, on March 6, 2025 (the “Redemption Date”) for the redemption price of $0.01 per Warrant. During the period from January 1, 2025 and the Redemption Date, 15,358,229 of the Warrants were exercised resulting in gross proceeds of $176.6 million. As of the Redemption Date, 6,571,724 Warrants remained unexercised and were redeemed for an aggregate redemption price of $66 thousand. Trading of the Warrants on the Nasdaq was suspended prior to the market open on March 6, 2025, and the Warrants were subsequently delisted. In connection with the Warrant

Redemption, Michael Blitzer, a director and warrant holder, agreed to exercise 1,800,000 of the Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

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

Loan Agreement
On March 4, 2025, we entered into a loan and security agreement (the “Loan Agreement”) with Stifel Bank. The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million (the “Revolving Facility”). The proceeds of the loans (and any letters of credit issued thereunder) may be used for the funding of growth initiatives, including working capital needs and general corporate purposes as the Company continues to focus on minimizing its cost of capital while maximizing available funding alternatives. Amounts outstanding under the Revolving Facility will bear interest at a rate per annum equal to the greater of (a) Term SOFR (secured overnight financing rate) plus 2.75% and (b) 6.00% and requires the Company to meet certain financial and other covenants. The Loan Agreement matures on April 30, 2027 (the “Maturity Date”). Subject to certain conditions in the Loan Agreement, amounts borrowed thereunder may be repaid and reborrowed at any time prior to the Maturity Date. As of March 31, 2025, there was no outstanding debt under the Stifel Loan Agreement.

Subsequent Events
Texas Space Commission Grant Agreement
In April 2025, the Texas Space Commission selected Intuitive Machines for a grant up to $10.0 million from the Space Exploration and Research Fund. This funding supports the development of an Earth reentry vehicle and orbital fabrication lab designed to enable microgravity biomanufacturing and is intended to serve as a critical risk-reduction platform for the Company’s future lunar sample return missions.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section titled Part I., Item 1A. “Risk Factors” in the 2024 Annual Report on Form 10-K.
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

We continue to monitor economic conditions and the impact of macroeconomic pressures, including repercussions from the recent banking crisis, rising interest rates, sustained inflation and recession fears, supply chain disruptions, monetary and fiscal policy measures (including future actions or inactions of the United States government related to the “debt-ceiling”), heightened geopolitical tensions (such as the war in Ukraine and Israel), changes to the U.S. federal budget, and the political and regulatory environment (including changes as a result of policy shifts implemented by the current administration) on our business, customers, suppliers and other third parties.

While rising costs and other inflationary pressures have not had a material impact on our business to date, we are monitoring the situation and assessing its impact on our business, including to our partners and customers.
In the first quarter of 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While some of these wide-reaching tariffs have been paused, these trade policy decisions are outside of our control and may have consequences for our business. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs or legal challenges, could have an adverse impact our business. Even though we primarily sell our products and services to U.S. Government customers and our suppliers are primarily domestic, we have some exposure to imported materials and components. Based on current conditions, we do not expect a material impact on our 2025 results and will continue to monitor developments and assess potential implications as trade policies evolve.
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

Our ability to expand spaceflight mission operations
Our success will partially depend on our ability to expand our lunar mission operations in 2025 and beyond. We completed the first mission in February 2024 and completed our second mission in March 2025. We are working to establish a regular cadence of missions. We believe that this will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for additional launches as of March 31, 2025, we have $272.3 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue backlog.
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

Net income (loss) attributable to redeemable noncontrolling interest

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

The financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. for the periods February 13, 2023 forward and resulted in the allocation of approximately 34.4% of Intuitive Machines, LLC’s net loss to noncontrolling interests.

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
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

	Three Months Ended March 31,		$ Change
(in thousands)	2025	2024
Revenue	$62,524	$73,219	$(10,695)
Operating expenses:
Cost of revenue (excluding depreciation)	49,577	49,840	(263)
Cost of revenue (excluding depreciation) - affiliated companies	6,270	9,359	(3,089)
Depreciation	623	414	209
General and administrative expense (excluding depreciation)	16,131	16,381	(250)
Total operating expenses	72,601	75,994	(3,393)
Operating loss	(10,077)	(2,775)	(7,302)
Other income (expense), net:
Interest income (expense), net	1,393	(20)	1,413
Change in fair value of earn-out liabilities	(33,369)	(22,597)	(10,772)
Change in fair value of warrant liabilities	43,002	(23,964)	66,966
Loss on issuance of securities	—	(68,676)	68,676
Other income (expense), net	26	1	25
Total other income (expense), net	11,052	(115,256)	126,308
Income (loss) before income taxes	975	(118,031)	119,006
Income tax expense	—	—	—
Net income (loss)	975	(118,031)	119,006
Net income (loss) attributable to redeemable noncontrolling interest	11,909	(21,517)	33,426
Net income attributable to noncontrolling interest	462	972	(510)
Net loss attributable to the Company	(11,396)	(97,486)	86,090
Less: Preferred dividends	(147)	(471)	324
Net loss attributable to Class A common shareholders	$(11,543)	$(97,957)	$86,414

Revenue
Revenue for the three months ended March 31, 2025 and 2024 was primarily driven by NASA and other commercial payload contracts associated with the IM-1, IM-2 and IM-3 lunar payload missions as well as the OMES III contract where we provide engineering services to the Landsat Servicing mission at the Goddard Space Flight Center in Maryland.

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

•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 and the mission was completed in March 2025, with post-launch services to extend to no later than August 2025. Total IM-2 mission estimated contract revenue under NASA and other commercial fixed-priced contracts was $125.3 million (excluding constrained revenue of $14.4 million) as of March 31, 2025.

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024 under our current contract with NASA. Total IM-3 mission estimated revenue under fixed-priced contracts is $93.1 million (excluding constrained revenue of $9.8 million) as of March 31, 2025 as compared to $87.0 million as of March 31, 2024. The increase in total mission estimated contract revenue is primarily due to a task order modification with NASA to identify its complement of payloads and extend the IM-3 mission timeline to no later than June 2026.
•The initial NASA payload contract for the IM-4 mission was awarded in August 2024 with an initial targeted mission launch date no later than August 2028. Total IM-4 mission estimated revenue under fixed-priced contracts is $105.2 million (excluding constrained revenue of $11.7 million) as of March 31, 2025.

Total revenue decreased by $10.7 million, or 15%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by the OMES III contract decrease in revenue of $20.1 million due to NASA’s cancellation of the OSAM project, an overall net decrease in revenue from CLPS mission contracts of $1.5 million (as further discussed below), offset by increases in revenue related to the LTV contract for $6.9 million and NSN contract for $3.0 million. Other engineering services revenue increased by $1.0 million.

The IM-1 mission successfully completed in February 2024 and resulted in the release of approximately $12.3 million of previously constrained revenue during the first quarter of 2024. Revenue on the IM-2 mission increased slightly by $2.7 million as the mission was completed in March 2025. We expect to finalize post-launch services and IM-2 mission contracts with NASA in the second quarter of 2025. Revenue from the IM-3 mission increased to $7.3 million for the three months ended March 31, 2025 from $5.5 million for the same period in 2024. The IM-3 mission was approximately 76% complete as of March 31, 2025. The IM-4 mission which was awarded in August 2024, recognized revenue of $6.4 million during the three months ended March 31, 2025.
Operating Expenses
Cost of revenue (excluding depreciation)
Total cost of revenue decreased by $3.4 million, or 6%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by the OMES III contract decrease of $19.4 million due to NASA’s cancellation of the OSAM project, offset by overall cost increases related to the mission contracts of $5.3 million (as further discussed below), the LTV contract for $7.7 million and NSN contract for $1.6 million. Other engineering services cost of revenue increased by $1.4 million.
The IM-1 mission completed in February 2024 and incurred cost of revenue of $5.0 million during the first quarter of 2024. On the IM-2 mission, cost of revenue increased slightly by approximately $2.4 million for the three months ended March 31, 2025 compared to the same period in 2024 as the mission was completed in March 2025. IM-3 mission cost of revenue increased slightly by approximately $0.8 million for the three months ended March 31, 2025 compared to the same period in 2024. As of March 31, 2025, the IM-3 contract is in a loss position and the accrued contract loss increased slightly by approximately $0.2 million during the three months ended March 31, 2025. The IM-4 mission which was awarded in August 2024, incurred cost of revenue of $7.1 million during the three months ended March 31, 2025.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) decreased slightly by $0.3 million for the three months ended March 31, 2025 compared to the same periods in 2024, driven by $1.7 million increase in employee compensation and benefits expense, offset by decreases in share-based compensation expense of $1.1 million and professional fees of $0.9 million.
Other income (expense), net
Total other income (expense), net favorable change of $126.3 million for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the favorable change in the fair value of warrant liabilities of $67.0 million, the non-recurrence of the $68.7 million loss on issuance of securities incurred in 2024, slightly offset by the unfavorable change in the fair value of earn-out liabilities of $10.8 million.

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
The following table presents our backlog as of the periods indicated:

(in thousands)	March 31, 2025	December 31, 2024
Backlog	$272,336	$328,345
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of March 31, 2025, we expect to recognize approximately 45-50% of our backlog over the remainder of 2025, approximately 25-30% over the subsequent twelve months of 2026 and the remaining thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog decreased by $56.0 million as of March 31, 2025 compared to December 31, 2024, primarily due to continued performance on existing contracts of $62.5 million, slightly offset by $6.5 million in new awards primarily associated with the OMES III contract and other federal services contracts.
As of March 31, 2025, our backlog of $272.3 million exceeded our remaining performance obligations of $135.9 million as reported in Note 3 - Revenue to our condensed consolidated financial statements included in this Quarterly Report. The difference of $136.4 million was primarily related to $64.6 million of variable consideration associated with constrained revenue and $71.8 million in backlog related to the funded value of OMES III contract, the NSN contract, and various other contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
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
•Adjusted EBITDA does not consider the impact of change in fair value of earn-out liabilities, change in fair value of warrant liabilities, loss on issuance of securities, or impairment of property and equipment, that we do not consider to be routine in nature for the ongoing financial performance of our business;
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

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income (loss)	$975	$(118,031)
Adjusted to exclude the following:
Depreciation	623	414
Interest (income) expense, net	(1,393)	20
Share-based compensation expense	2,844	3,926
Change in fair value of earn-out liabilities	33,369	22,597
Change in fair value of warrant liabilities	(43,002)	23,964
Loss on issuance of securities	—	68,676
Other expense (income), net	(26)	(1)
Adjusted EBITDA	$(6,610)	$1,565
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

The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to free cash flow:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$19,419	$(6,442)
Purchases of property and equipment	(6,122)	(1,588)
Free cash flow	$13,297	$(8,030)

Liquidity and Capital Resources
Since inception, we have funded our operations through internally generated cash on hand, proceeds from sales of our capital stock, proceeds from warrant exercises, and our proceeds from the issuance of bank debt. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures, general corporate purposes, including operations, research and development and potential mergers and acquisitions. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. Our capital expenditures are primarily related to machinery and equipment, computers and software, and leasehold improvements.

As of March 31, 2025, we had cash and cash equivalents of $373.3 million and working capital of $333.2 million. On February 4, 2025, the Company announced the redemption of all of its outstanding warrants (the Public Warrants and Private Warrants as defined in Note 8, collectively the “Warrants”) and Warrants remaining unexercised as of March 6, 2025 (the “Redemption Date”) will be redeemed by the Company for $0.01 per Warrant. During the first quarter of 2025, the Company received approximately $176.6 million in gross proceeds from the Warrant exercises of 15,358,229. On the Redemption Date, a total of 6,571,724 Warrants remained unexercised and the Company redeemed those Warrants for an aggregate redemption price of $66 thousand. In connection with the Warrant Redemption, a warrant holder agreed to exercise 1,800,000 of the Public Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

On March 4, 2025, we entered into a loan and security agreement with Stifel Bank which provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million. As of the date of this filing, the revolving credit facility remains unborrowed. See Note 5 - Debt for additional information on this loan and security agreement.
Management believes that the cash and cash equivalents as of March 31, 2025, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$19,419	$(6,442)
Net cash used in investing activities	$(6,122)	$(1,588)
Net cash provided by financing activities	$152,349	$60,754
Cash Flows for the three months ended March 31, 2025 and 2024
Operating Activities
During the three months ended March 31, 2025, our operating activities provided $19.4 million of net cash as compared to $6.4 million of net cash used during the three months ended March 31, 2024. Changes in operating assets and liabilities which consist primarily of working capital balances for our projects may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities.

Investing Activities
During the three months ended March 31, 2025, investing activities used $6.1 million of net cash as compared to $1.6 million of net cash used during the three months ended March 31, 2024. The $4.5 million increase in investing activities was driven by capital expenditures associated primarily with the new NSN contract awarded in late 2024
Financing Activities
During the three months ended March 31, 2025, financing activities provided $152.3 million of net cash as compared to $60.8 million of net cash provided during the three months ended March 31, 2024.

During 2025, our financing activities primarily included $176.6 million in proceeds from the exercise of warrants, slightly offset by $20.7 million for share repurchase, and $3.5 million in net activity related to our share-based awards.

During 2024, our financing activities primarily included $50.6 million in proceeds from the exercise of warrants, $10.0 million in proceeds received in borrowings offset by the repayment of $10.0 million, and $10.0 million in proceeds from the issuance of securities.

Contractual Obligations and Commitments
The following table presents our significant contractual obligations and commitments as of March 31, 2025 (in thousands):

		Payments Due
	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease obligations(1)	$68,952	$1,920	$2,614	$2,175	$2,264	$2,710	$57,269
Finance lease obligations(1)	111	38	45	21	7	—	—
Purchase commitments(2)	93,770	35,750	37,733	20,287	—	—	—
Total	$162,833	$37,708	$40,392	$22,483	$2,271	$2,710	$57,269

(1)    Represents the undiscounted payments for lease arrangements for certain facilities and equipment with various expiration dates through 2043.
(2)    From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. This represents our significant remaining purchase obligations under non-cancelable commitments.

See Note 6 of the condensed consolidated financial statements for information regarding our tax receivable agreement.
Stifel Loan Agreement

For disclosures regarding the Stifel Loan Agreement, refer to the preceding discussions under Liquidity and Capital Resources and Note 5 - Debt.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We believe that the following accounting policies involve a high degree of judgement and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. Significant accounting policies employed by us, including the use of estimates, are presented in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report and our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 contained in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025.

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
Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives.

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2024 Annual Report on Form 10-K. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed except as disclosed below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The information required has been previously disclosed in our Current Report on Form 8-K filed with the SEC on February 4, 2025.
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

Intuitive Machines, Inc.

Date:	May 13, 2025	By:	/s/ Peter McGrath
Peter McGrath
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

Date:	May 13, 2025	By:	/s/ Steven Vontur
Steven Vontur
Chief Accounting Officer and Controller
(Principal Accounting Officer)