Form 10-Q
period 2025-06-30
Intuitive Machines, Inc.
filed 2025-08-07
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 4, 2025, the Registrant had 117,819,525 shares of Class A common stock, $0.0001 par value, 0 shares of Class B common stock, $0.0001 par value, and 60,899,264 shares of Class C common stock, $0.0001 par value, outstanding.

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

Part I – Financial Information
Item 1. Financial Statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$344,901	$207,607
Restricted cash	2,042	2,042
Trade accounts receivable	36,571	44,759
Contract assets	8,438	34,592
Prepaid and other current assets	4,801	4,161
Total current assets	396,753	293,161
Property and equipment, net	40,607	23,364
Operating lease right-of-use assets	37,662	38,765
Finance lease right-of-use assets	110	114
Other assets	507	—
Total assets	$475,639	$355,404
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$22,096	$17,350
Accounts payable - affiliated companies	4,308	2,750
Contract liabilities, current	68,426	65,184
Operating lease liabilities, current	2,119	2,021
Finance lease liabilities, current	41	37
Other current liabilities	10,305	11,489
Total current liabilities	107,295	98,831
Contract liabilities, non-current	3,215	14,334
Operating lease liabilities, non-current	35,136	35,259
Finance lease liabilities, non-current	49	63
Earn-out liabilities	—	134,156
Warrant liabilities	38,809	68,778
Other long-term liabilities	242	62
Total liabilities	184,746	351,483
Commitments and contingencies (Note 12)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 5,000 shares issued and outstanding	6,291	5,990
Redeemable noncontrolling interests	663,725	1,005,965
SHAREHOLDERS’ DEFICIT
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 119,849,589 and 101,859,000 shares issued, and 117,658,509 and 100,609,000 outstanding	12	10
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 61,060,280 and 55,394,533 shares issued and outstanding	6	6
Treasury stock, at cost, 2,191,080 shares, at cost	(33,525)	(12,825)
Paid-in capital	—	—
Accumulated deficit	(347,689)	(996,453)
Total shareholders’ deficit attributable to the Company	(381,196)	(1,009,262)
Noncontrolling interests	2,073	1,228
Total shareholders’ deficit	(379,123)	(1,008,034)
Total liabilities, mezzanine equity and shareholders’ deficit	$475,639	$355,404
The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$50,313	$41,641	$112,837	$114,860
Operating expenses:
Cost of revenue (excluding depreciation)	56,047	48,428	104,972	98,268
Cost of revenue (excluding depreciation) - affiliated companies	6,109	9,264	13,031	18,623
Depreciation	752	423	1,375	837
General and administrative expense (excluding depreciation)	16,045	11,026	32,176	27,407
Total operating expenses	78,953	69,141	151,554	145,135
Operating loss	(28,640)	(27,500)	(38,717)	(30,275)
Other income (expense), net:
Interest income, net	3,428	20	4,821	—
Change in fair value of earn-out liabilities	—	22,109	(33,369)	(488)
Change in fair value of warrant liabilities	(13,033)	21,009	29,969	(2,955)
Gain (loss) on issuance of securities	—	596	—	(68,080)
Other income, net	39	421	65	422
Total other income (expense), net	(9,566)	44,155	1,486	(71,101)
Income (loss) before income taxes	(38,206)	16,655	(37,231)	(101,376)
Income tax expense	—	—	—	—
Net income (loss)	(38,206)	16,655	(37,231)	(101,376)
Net loss attributable to redeemable noncontrolling interest	(13,408)	(2,805)	(1,499)	(24,322)
Net income attributable to noncontrolling interest	383	789	845	1,761
Net income (loss) attributable to the Company	(25,181)	18,671	(36,577)	(78,815)
Less: Preferred dividends	(151)	(137)	(298)	(608)
Net income (loss) attributable to Class A common shareholders	$(25,332)	$18,534	$(36,875)	$(79,423)

Net income (loss) per share
Net income (loss) per share of Class A common stock - basic	$(0.22)	$0.34	$(0.33)	$(1.73)
Net income (loss) per share of Class A common stock - diluted	(0.22)	0.30	(0.33)	(1.73)
Weighted-average common shares outstanding
Weighted average shares outstanding - basic	117,434,775	55,093,365	112,286,945	45,844,343
Weighted average shares outstanding - diluted	117,434,775	62,275,592	112,286,945	45,844,343

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Equity
(In thousands except per share data)
(Unaudited)

Three Months Ended June 30, 2025
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, March 31, 2025	5,000	$6,139	$456,698
Cumulative preferred dividends	—	151	—
Accretion of preferred stock discount	—	1	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	220,435
Net loss attributable to redeemable noncontrolling interests	—	—	(13,408)
Balance, June 30, 2025	5,000	$6,291	$663,725

Six Months Ended June 30, 2025
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2024	5,000	$5,990	$1,005,965
Cumulative preferred dividends	—	298	—
Accretion of preferred stock discount	—	3	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(340,741)
Net loss attributable to redeemable noncontrolling interests	—	—	(1,499)
Balance, June 30, 2025	5,000	$6,291	$663,725

Three Months Ended June 30, 2024
	Series A Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount
Balance, March 31, 2024	5,000	$5,560	$443,181
Cumulative preferred dividends	—	137	—
Accretion of preferred stock discount	—	1	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(222,216)
Net loss attributable to redeemable noncontrolling interests	—	—	(2,805)
Balance, June 30, 2024	5,000	$5,698	$218,160

Six Months Ended June 30, 2024
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2023	26,000	28,201	181,662
Conversion of Series A preferred stock (Note 7)	(21,000)	(23,120)	—
Cumulative preferred dividends	—	608	—
Accretion of preferred stock discount	—	9	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	60,820
Net loss attributable to redeemable noncontrolling interests	—	—	(24,322)
Balance, June 30, 2024	5,000	$5,698	$218,160

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)
(Unaudited)

Three Months Ended June 30, 2025
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	119,329,328	$12	61,301,804	$6	$(33,525)	$—	$(103,406)	$(136,913)	$1,690	$(135,223)
Share-based compensation expense	—	—	—	—	—	2,520	—	2,520	—	2,520
Cumulative preferred dividends	—	—	—	—	—	(151)	—	(151)	—	(151)
Accretion of preferred stock discount	—	—	—	—	—	(1)	—	(1)	—	(1)
Class A common stock issued for stock options exercised	42,672	—	—	—	—	(273)	—	(273)	—	(273)
Class A common stock issued for vested RSUs and PSUs	236,065	—	—	—	—	(762)	—	(762)	—	(762)
Class A common stock issued for Class C shares canceled	241,524	—	(241,524)	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(1,333)	(219,102)	(220,435)	—	(220,435)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	383	383
Net loss attributable to the Company	—	—	—	—	—	—	(25,181)	(25,181)	—	(25,181)
Balance, June 30, 2025	119,849,589	$12	61,060,280	$6	$(33,525)	$—	$(347,689)	$(381,196)	$2,073	$(379,123)

Six Months Ended June 30, 2025
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	101,859,000	$10	55,394,533	$6	$(12,825)	$—	$(996,453)	$(1,009,262)	$1,228	$(1,008,034)
Share-based compensation expense	—	—	—	—	—	5,364	—	5,364	—	5,364
Cumulative preferred dividends	—	—	—	—	—	(298)	—	(298)	—	(298)
Accretion of preferred stock discount	—	—	—	—	—	(3)	—	(3)	—	(3)
Class A common stock issued for warrants exercised, net of redemption cost (Note 8)	15,358,229	2	—	—	—	176,552	—	176,554	—	176,554
Repurchase of Class A common stock (Note 7)	—	—	—	—	(20,700)	—	—	(20,700)	—	(20,700)
Class A common stock issued for stock options exercised	61,462	—	—	—	—	(342)	—	(342)	—	(342)
Class A common stock issued for vested RSUs and PSUs	736,645	—	—	—	—	(4,198)	—	(4,198)	—	(4,198)
Class A common stock issued for Class C shares canceled	1,834,253	—	(1,834,253)	—	—	—	—	—	—	—
Issuance of Class C common stock related to earn-out awards (Note 2)	—	—	7,500,000	—	—	167,525	—	167,525	—	167,525
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(344,600)	685,341	340,741	—	340,741
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	845	845
Net loss attributable to the Company	—	—	—	—	—	—	(36,577)	(36,577)	—	(36,577)
Balance, June 30, 2025	119,849,589	$12	61,060,280	$6	$(33,525)	$—	$(347,689)	$(381,196)	$2,073	$(379,123)

Three Months Ended June 30, 2024
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	52,496,932	$5	70,909,012	$7	$(12,825)	$—	$(476,365)	(489,178)	972	$(488,206)
Share-based compensation expense	—	—	—	—	—	1,969	—	1,969	—	1,969
Cumulative preferred dividends	—	—	—	—	—	(137)	—	(137)	—	(137)
Accretion of preferred stock discount	—	—	—	—	—	(1)	—	(1)	—	(1)
Class A common stock issued for warrants exercised	300,000	—	—	—	—	1,369	—	1,369	—	1,369
Class A common stock issued for stock options exercised	2,969	—	—	—	—	295	—	295	—	295
Class A common stock issued for vested RSUs and PSUs	1,286,880	—	—	—	—	(2,118)	—	(2,118)	—	(2,118)
Class A common stock issued for Class C shares canceled	4,800,000	—	(4,800,000)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(973)	(973)
Issuance of Class A Common Stock related to the ATM Program (Note 7)	3,582,583	1	—	—	—	17,044	—	17,045	—	17,045
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(18,421)	240,637	222,216	—	222,216
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	789	789
Net income attributable to the Company	—	—	—	—	—	—	18,671	18,671	—	18,671
Balance, June 30, 2024	62,469,364	$6	66,109,012	$7	$(12,825)	$—	$(217,057)	$(229,869)	$788	$(229,081)

Six Months Ended June 30, 2024
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	22,279,876	$2	70,909,012	$7	$(12,825)	$—	$(248,619)	$(261,435)	$—	$(261,435)
Share-based compensation expense	—	—	—	—	—	5,895	—	5,895	—	5,895
Cumulative preferred dividends	—	—	—	—	—	(608)	—	(608)	—	(608)
Accretion of preferred stock discount	—	—	—	—	—	(9)	—	(9)	—	(9)
Conversion of Series A preferred stock (Note 7)	7,738,743	1				23,119		23,120		23,120
Class A common stock issued for warrants exercised	19,123,633	2	—	—	—	127,579	—	127,581	—	127,581
Class A common stock issued related to loan conversion (Notes 5 and 7)	3,487,278	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	170,371	—	—	—	—	295	—	295	—	295
Class A common stock issued for vested RSUs and PSUs	1,286,880	—	—	—	—	(2,118)	—	(2,118)	—	(2,118)
Class A common stock issued for Class C shares canceled	4,800,000	—	(4,800,000)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(973)	(973)
Issuance of Class A Common Stock related to the ATM Program (Note 7)	3,582,583	1	—	—	—	17,044	—	17,045	—	17,045
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(171,197)	110,377	(60,820)	—	(60,820)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	1,761	1,761
Net loss attributable to the Company	—	—	—	—	—	—	(78,815)	(78,815)	—	(78,815)
Balance, June 30, 2024	62,469,364	$6	66,109,012	$7	$(12,825)	$—	$(217,057)	$(229,869)	$788	$(229,081)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,231)	$(101,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,375	837
Bad debt expense	135	440
Share-based compensation expense	5,364	5,895
Change in fair value of earn-out liabilities	33,369	488
Change in fair value of warrant liabilities	(29,969)	2,955
Loss on issuance of securities	—	68,080
Other	177	154
Changes in operating assets and liabilities:
Trade accounts receivable, net	8,053	(21,821)
Accounts receivable - affiliated companies	(16)	—
Contract assets	26,154	(834)
Prepaid expenses	(1,131)	(172)
Other assets, net	1,107	244
Accounts payable and accrued expenses	305	7,145
Accounts payable – affiliated companies	1,558	(37)
Contract liabilities – current and long-term	(7,876)	(3,150)
Other liabilities	(1,218)	3,450
Net cash provided by (used in) operating activities	156	(37,702)
Cash flows from investing activities:
Purchase of property and equipment	(14,176)	(3,793)
Net cash used in investing activities	(14,176)	(3,793)
Cash flows from financing activities:
Warrants exercised	176,620	51,360
Redemption of warrants	(66)	—
Transaction costs	—	(437)
Repurchase of Class A Common Stock	(20,700)	—
Proceeds from borrowings	—	10,000
Repayment of loans	—	(15,000)
Proceeds from issuance of securities	—	27,481
Payment of withholding taxes from share-based awards	(4,540)	(2,123)
Stock option exercises	—	300
Distributions to noncontrolling interests	—	(973)
Net cash provided by financing activities	151,314	70,608
Net increase in cash, cash equivalents and restricted cash	137,294	29,113
Cash, cash equivalents and restricted cash at beginning of the period	209,649	4,560
Cash, cash equivalents and restricted cash at end of the period	346,943	33,673
Less: restricted cash	2,042	2,042
Cash and cash equivalents at end of the period	$344,901	$31,631

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$371
Cash paid for taxes	$—	$274
Accrued capital expenditures	$4,442	$—

Noncash financing activities:
Issuance of Class C Common Stock related to earn-out awards (Note 2)	$167,525	$—
Conversion of Series A preferred stock (Note 7)	$—	$23,120
Preferred dividends	$(298)	$(608)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION

Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp. or “IPAX”), collectively with its subsidiaries (the “Company,” “IM,” “Intuitive Machines,” “we,” “us” or “our”) is a space technology, infrastructure, and services company founded in 2013 and headquartered in Houston, Texas, that is contributing to the establishment of cislunar infrastructure and helping to develop cislunar and deep space commerce. Cislunar encompasses objects in orbit in the Earth-Moon system and on the Lunar surface, while deep space exploration is space beyond the Moon, including Mars. We believe we have a leading position in the development of technology platforms operating in three core pillars — delivery services, data transmission services, and infrastructure as a service. We are focused on establishing the lunar infrastructure associated with each of the three pillars, which provides the basis for commerce to inform and sustain human presence off Earth. Our vision is that our infrastructure services enable our customers to focus on their unique contributions to create a thriving, diverse cislunar economy and expand the commercial space exploration marketplace to the Lunar surface and beyond.

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 contained in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.

Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income. The Company reclassed a certain amount to a separate line item in the condensed consolidated statement of operations.
Emerging Growth Company
The Company is an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company did not opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. As of June 30, 2025, our aggregate worldwide market value of common equity held by non-affiliates exceeded $700 million. As we meet all other applicable criteria in the Securities Exchange Act of 1934, as amended, we will lose EGC status and become a large accelerated filer as of December 31, 2025.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 85% and 81% , respectively, of the Company’s total revenue for the three and six months ended June 30, 2025, and accounted for 89% and 91%, respectively, of the Company’s total revenue for the three and six months ended June 30, 2024. The largest customer’s accounts receivable balance was 64% and 90% of the accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. There was no major supplier that accounted for the goods and services purchased during the three and six months ended June 30, 2025, and three months ended June 30, 2024. There was one major supplier that accounted for 20%, of the goods and services purchased for the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, there was one major supplier that accounted for 10% and 14%, respectively, of the accounts payable balance.

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

Earn-Out Liabilities
Unvested earn out units of Intuitive Machines, LLC (“Earn Out Units”) are classified as liability transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event (as defined below) is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to shareholders’ equity (deficit) on the consolidated balance sheet. As of the Closing Date, the Earn Out Units had a fair value of $99.7 million. As a result of the OMES III Contract award by the National Aeronautics and Space Administration (“NASA”) in May 2023, Triggering Event I (as defined below) under the earn out agreement vested resulting in the issuance of 2,500,000 shares of Intuitive Machines Class C common stock, par value $0.0001 per share (the “Class C Common Stock”) with a fair value of approximately $19.4 million to the applicable Intuitive Machines, LLC Members resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. In February 2025, the Triggering Events II-A and III (as defined below) were met, resulting in the issuance of 5,000,000 and 2,500,000, respectively, shares of Class C Common Stock with an aggregate fair value of approximately $167.5 million, resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. See Note 10 - Fair Value Measurements for additional information related to the changes in fair value and conversions to equity of the earn-out liabilities. As of June 30, 2025, all of the Earn Out Units have vested and the earn-out liabilities no longer exist.

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

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of June 30, 2025, the Company had cash and cash equivalents of $344.9 million and working capital of $289.5 million. The Company invests excess cash in highly liquid, low risk interest-bearing overnight sweep and demand deposit accounts with major financial institutions. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock, proceeds from warrant exercises, and proceeds from the issuance of bank debt.

On March 4, 2025, we entered into a loan and security agreement with Stifel Bank which provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million. As of June 30, 2025, the revolving credit facility remains unborrowed. See Note 5 - Debt for additional information on this loan and security agreement.
Management believes that the cash and cash equivalents as of June 30, 2025, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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

Other Current Liabilities

As of June 30, 2025 and December 31, 2024, other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Payroll accruals	8,909	10,274
Income tax payable	43	43
Professional fees accruals	1,177	960
Other accrued liabilities	176	212
Other current liabilities	$10,305	$11,489

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

In addition, provided below is the effect of the corrections of the previously reported condensed consolidated statement of operations for the three and six months ended June 30, 2024 (in thousands, except per share amounts):

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

NOTE 3 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenue by Contract Type
Fixed price	$27,534	55%	$687	2%	$65,717	58%	$30,046	26%
Cost reimbursable	21,090	42%	39,313	94%	43,687	39%	81,353	71%
Time and materials	1,689	3%	1,641	4%	3,433	3%	3,461	3%
Total	$50,313	100%	$41,641	100%	$112,837	100%	$114,860	100%
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
The following table presents contract assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Contract Assets
Unbilled receivables	$5,382	$18,113
Deferred contract costs	3,056	16,479
Total	$8,438	$34,592
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $7.6 million and $15.6 million for the three and six months ended June 30, 2025, respectively and $1.5 million and $5.0 million for the three and six months ended June 30, 2024, respectively. Launch delay fees are recorded directly to the cost of revenue and were $0.8 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and zero and $1.2 million for the three and six months ended June 30, 2024, respectively.

The following table presents contract liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Contract liabilities – current
Deferred revenue	$57,835	$54,803
Contract loss provision	9,398	7,890
Accrued launch costs	1,193	2,491
Total contract liabilities – current	68,426	65,184
Contract liabilities – long-term
Deferred revenue	—	14,334
Contract loss provision	3,215	—
Total contract liabilities – long-term	3,215	14,334
Total contract liabilities	$71,641	$79,518
Revenue recognized from amounts included in contract liabilities at the beginning of the period was $22.9 million and $4.4 million during the six months ended June 30, 2025 and 2024, respectively.
Loss Contracts
A contract loss occurs when the current estimate of the consideration that we expect to receive is less than the current estimate of total estimating costs to complete the contract. For purposes of determining the existence of or amount of a contract loss, we consider total contract consideration, including any variable consideration constrained for revenue recognition purposes. We may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of $20.9 million and $22.2 million for the three and six months ended June 30, 2025, respectively, and $20.1 million and $21.1 million for the three and six months ended June 30, 2024, respectively.
The status of these loss contracts was as follows:
•Our IM-1 mission contract for lunar payload services became a loss contract due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The contract was successfully completed in February 2024. As a result of a successful mission, previously constrained variable consideration of $12.3 million as of December 31, 2023 was released and approximately $11.6 million was recognized as revenue during the first quarter of 2024. For the six months ended June 30, 2024 changes in estimated contract costs resulted in an additional of $5.7 million in contract loss.
•Our IM-2 mission contract for lunar payload services, became a loss contract in 2023 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The IM-2 mission associated with this contract was completed in March 2025. For the six months ended June 30, 2025 and 2024, changes in estimated contract costs resulted in an additional $1.0 million and $5.6 million in contract loss, respectively. The period of performance for this contract currently runs through August 2025 as a result of modifications to the contract. As of December 31, 2024, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $0.9 million, and no contract loss provision remaining as of June 30, 2025.

•Our IM-3 mission contract for lunar payload services became a loss contract in 2021 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. For the six months ended June 30, 2025 and 2024, changes in estimated contract costs resulted in an additional $18.5 million and $9.9 million in contract loss, respectively. The increase in estimated contract costs was primarily driven by the alignment of the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSNS contract obligations. The period of performance for this contract currently runs through June 2026. However, these efforts are expected to extend the mission launch window to the second half of 2026. As of June 30, 2025, this contract was approximately 75% complete. As of June 30, 2025 and December 31, 2024, the contract loss provision recorded in contract liabilities, current was $8.4 million and $7.0 million, respectively, and $1.9 million and zero, respectively, in contract liabilities, non-current in our condensed consolidated balance sheets.

•Our IM-4 mission contract for lunar payload services, became a loss contract during the second quarter of 2025 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. For the six months ended June 30, 2025, changes in estimated contract costs resulted in $2.7 million in contract loss. As of June 30, 2025 this contract was approximately 15.6% complete. The period of performance for this contract currently runs through August 2028. As of June 30, 2025, the contract loss provision recorded in contract liabilities, current was $1.0 million and $1.3 million in contract liabilities, non-current in our condensed consolidated balance sheets.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $125.4 million. The Company expects to recognize revenue on approximately 25-30% of the remaining performance obligations over the next 6 months, 50-55% in 2026 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of June 30, 2025 due to the uncertainty of achieving performance milestones or other factors not yet resolved.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials and cost reimbursable agreements.

NOTE 4 - PROPERTY AND EQUIPMENT, NET
As of June 30, 2025 and December 31, 2024, property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$240	$208
Vehicles and trailers	132	129
Computers and software	6,512	4,146
Furniture and fixtures	1,902	1,913
Machinery and equipment	6,447	4,361
Construction in progress	31,045	17,117
Property and equipment, gross	46,278	27,874
Less: accumulated depreciation and amortization	(5,671)	(4,510)
Property and equipment, net	$40,607	$23,364
Total depreciation expense related to property and equipment for the three and six months ended June 30, 2025 was $0.8 million and $1.4 million, respectively, and $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2024.

As of June 30, 2025, construction in progress includes $28.5 million in capitalized costs associated with the fabrication and development of communications satellites and ground network assets, primarily in support of the NSNS contract within our Data Transmission Services business.
NOTE 5 - DEBT
Stifel Loan Agreement
On March 4, 2025, we entered into a loan and security agreement (the “Loan Agreement”) with Stifel Bank. The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million (the “Revolving Facility”). The proceeds of the loans (and any letters of credit issued thereunder) may be used for the funding of growth initiatives, including working capital needs and general corporate purposes as the Company continues to focus on minimizing its cost of capital while maximizing available funding alternatives. Amounts outstanding under the Revolving Facility bear interest at a rate per annum equal to the greater of (a) Term SOFR (secured overnight financing rate) plus 2.75% and (b) 6.00% and requires the Company to meet certain financial and other covenants. The Loan

Agreement matures on April 30, 2027 (the “Maturity Date”). Subject to certain conditions in the Loan Agreement, amounts borrowed thereunder may be repaid and reborrowed at any time prior to the Maturity Date. As of June 30, 2025, the Company was not in compliance with the financial covenant related to the minimum revenue level. Stifel Bank has issued a letter and agreed to waive the financial covenant for the second quarter of 2025. As of June 30, 2025, there was no outstanding debt under the Stifel Loan Agreement.
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

Bridge Loan
On January 10, 2024, the Company entered into a series of loan documents with Pershing LLC, an affiliate of Bank of New York Mellon, pursuant to which Pershing LLC agreed to an extension of credit in an amount not to exceed $10.0 million to the Company (the “Bridge Loan”). Borrowings under the Bridge Loan bear interest at the target interest rate set by the Federal Open Market Committee (“Fed Funds Rate”), subject to a 5.5% floor, plus a margin. For borrowings, the applicable rate margin is 0.9%. The $10.0 million in borrowings are available for working capital needs and other general corporate purposes were required to be repaid by February 22, 2024.

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

For the three and six months ended June 30, 2025 and 2024, we recognized no U.S. federal and state expense for income taxes, and our effective combined U.S. federal and state income tax rates was 0.0% for all periods.

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

All such payments to the TRA Holders are the obligations of the Company, and not that of Intuitive Machines, LLC. As of June 30, 2025, based primarily on historical losses of the Company, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset for a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. As of June 30, 2025, management does not expect a TRA liability to be recorded.
NOTE 7 - MEZZANINE EQUITY AND EQUITY

Capital Stock

The table below reflects share information about the Company’s capital stock as of June 30, 2025.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	119,849,589	(2,191,080)	117,658,509
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	61,060,280	—	61,060,280
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	180,914,869	(2,191,080)	178,723,789

Shares Repurchase
In February 2025, related to the Warrant Redemption (as defined in Note 8), Michael Blitzer, a director and warrant holder, agreed to exercise 1,800,000 of the Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

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

Redeemable Noncontrolling Interests (Mezzanine Equity)
As of June 30, 2025, the prior investors of Intuitive Machines, LLC own 34.2% of the outstanding common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.
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

As of June 30, 2025, there have been no exercises of the Preferred Investor Warrants.

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

Subsequently, the Purchaser exercised 4,705,883 Initial Series A Warrants, 4,705,883 New Series A Warrants and 4,705,883 New Series B Warrants during the period from February 9, 2024 to February 23, 2024. As a result, the Company issued 14,117,649 shares of Class A Common Stock and received cash proceeds of approximately $38.8 million, and all of the Initial Warrants and New Warrants have been settled and are no longer outstanding. The Company recorded a loss on issuance of securities of approximately $47.9 million as a result of these warrant exercises.

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

During the period from June 5, 2024 to June 7, 2024, the investor exercised 300,000 Conversion Series B Warrants, resulting in the issuance of an equal number of shares of Class A Common Stock. The Company recorded a gain on issuance of securities of approximately $0.6 million as a result of these warrant exercises. During the period from November 21, 2024 to November 29, 2024, the investor exercised the remaining 3,850,780 Conversion Series B Warrants, resulting in the issuance of an equal number of Class A Common Stock.

During the six months ended June 30, 2025, the Company recognized a gain of $30.0 million from the change in fair value of the Conversion Series A Warrant liability in our condensed consolidated statement of operations. During the six months ended June 30, 2024, the Company recognized a loss of $0.3 million and $0.3 million from the change in fair value of the Conversion Series A Warrant liability and Conversion Series B Warrant liability, respectively.

The Company’s overall warrant activity for the six months ended June 30, 2025 was as follows:

	Public and Private Warrants	Series A Preferred Warrants	Conversion Series B Warrants
Balance, December 31, 2024	21,929,953	706,522	4,150,780
Warrant exercises	(15,358,229)	—	—
Warrant redemptions	(6,571,724)	—	—
Balance, March 31, 2025	—	706,522	4,150,780
Warrant exercises	—	—	—
Balance, June 30, 2025	—	706,522	4,150,780

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

As of June 30, 2025, Intuitive Machines, LLC was authorized to issue a total of 837,789 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2024	989,423	$3.54	6.74
Granted	—	—
Exercised	(117,146)	1.80
Forfeited	(34,488)	1.80
Balance as of June 30, 2025	837,789	$3.85	6.30	$5,881,633
Exercisable as of June 30, 2025	602,209	$3.01	6.16	$4,735,715
Aggregate intrinsic value represents the difference between the exercise price of the options and the market price of our Class A Common Stock.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2024	$2.23
Granted	—
Vested	0.72
Forfeited	0.55
Non-vested as of June 30, 2025	$3.60
Share-based compensation expense related to options was $56 thousand and $103 thousand for the three and six months ended June 30, 2025, respectively, $106 thousand and $220 thousand for the three and six months ended June 30, 2024, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of June 30, 2025, the Company had $210 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 2.05 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of June 30, 2025, the Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs”) as outlined in the following disclosures. No other awards have been granted under the 2023 Plan. As of June 30, 2025, approximately 7,644,537 shares were available for future grants under the 2023 Plan.

Restricted Stock Units and Performance Stock Units

Pursuant to the 2023 Plan, the Company grants RSUs with time-based vesting requirements which typically vest over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of RSUs and PSUs are based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU and PSU activity:

	Number of Units(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	3,307,039	$4.31
Granted	728,275	17.04
Vested	(1,238,414)	4.58
Forfeited	—	—
Balance as of June 30, 2025	2,796,900	$7.51

(1)    Includes PSUs of 53,333 granted in October 2024 at the 100% attainment level which are based on two performance goals related to the Company’s financial management plan. Each goal has a performance multiplier of 50% and must be attained by September 1, 2025. As of April 2025, the performance goals were attained and all 53,333 PSU grants fully vested.

Share-based compensation expense related to RSUs was $2.2 million and $4.9 million for the three and six months ended June 30, 2025, respectively, and $1.4 million and $2.5 million for the three and six months ended, respectively. Share-based compensation expense related to PSUs was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $3.2 million for the three and six months ended June 30, 2024, respectively. Share-based compensation expense for RSUs and PSUs are classified in the condensed consolidated statement of operations under general and administrative expense. As of June 30, 2025, the estimated unrecognized share-based compensation costs related to unvested RSUs was $18.7 million that is expected to be recognized over a weighted average period of 2.96 years. As of April 2025, the remaining PSUs were fully vested and hence the Company has no estimated unrecognized share-based compensation costs related to unvested PSUs.
NOTE 10 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 at fair value on a recurring basis.

	June 30, 2025
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities - Series A	Recurring	38,809	—	—	38,809

Total liabilities measured at fair value		$38,809	$—	$—	$38,809

	December 31, 2024
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$134,156	$—	$—	$134,156

Warrant liabilities - Series A	Recurring	68,778	—	—	68,778

Total liabilities measured at fair value		$202,934	$—	$—	$202,934

The following tables provide roll-forwards of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	Warrant liabilities - Series A	Total Warrant liabilities
Balance, December 31, 2024	$134,156	$68,778	$68,778
Change in fair value	33,369	(29,969)	(29,969)
Converted to equity	(167,525)	—	—
Balance, June 30, 2025	$—	38,809	38,809

	Earn-out liabilities	Warrant liabilities - Series A	Warrant liabilities - Series B	Total Warrant liabilities
Balance, December 31, 2023	$14,032	$8,612	$2,682	$11,294
Additions	—	20,827	11,262	32,089
Change in fair value	488	1,326	1,629	2,955
Converted to equity	—	(20,471)	(9,758)	(30,229)
Balance, June 30, 2024	$14,520	10,294	5,815	16,109

Earn-out Liabilities

As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of 2,500,000 vested during the year ended December 31, 2023, and the remaining 7,500,000 Earn Out Units vested during the six months ended June 30, 2025.

Warrant Liabilities
Conversion Warrants
The fair value of the Conversion Series A Warrant liabilities as of June 30, 2025 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $10.87; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.71%; and (iv) expected volatility of 95%.

NOTE 11 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders for the three and six months ended June 30, 2025 and 2024 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

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

The following table presents the computation of the basic and diluted income (loss) per share of Class A Common Stock (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$(38,206)	$16,655	$(37,231)	$(101,376)
Less: Net loss attributable to redeemable noncontrolling interest	(13,408)	(2,805)	(1,499)	(24,322)
Less: Net income attributable to noncontrolling interest	383	789	845	1,761
Net income (loss) attributable to the Company	(25,181)	18,671	(36,577)	(78,815)
Less: Cumulative preferred dividends	(151)	(137)	(298)	(608)
Net income (loss) attributable to Class A common shareholders	$(25,332)	$18,534	$(36,875)	$(79,423)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	117,434,775	55,093,365	112,286,945	45,844,343
RSUs and Options	—	1,426,566	—	—
Series A Preferred Stock	—	1,869,280	—	—
Warrants	—	3,886,381	—	—
Diluted weighted-average shares of Class A common stock outstanding	117,434,775	62,275,592	112,286,945	45,844,343

Net income (loss) per share of Class A common stock - basic	$(0.22)	$0.34	$(0.33)	$(1.73)
Net income (loss) per share of Class A common stock - diluted	$(0.22)	$0.30	$(0.33)	$(1.73)

The following table presents potentially dilutive securities, as of the end of the periods, excluded from the computation of diluted net income (loss) per share of Class A Common Stock as their effect would be anti-dilutive, their exercise price was out-of-the-money, or because of unsatisfied contingent issuance conditions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs and PSUs(1)	2,986,212	—	2,986,212	3,121,206
Options(1)(4)	837,789	250,308	837,789	1,138,181
Series A Preferred Stock(2)	2,064,917	—	2,039,680	1,907,409
Warrants(1)(4)	4,857,302	22,636,805	4,857,302	30,638,365
Earn Out Units(3)	—	7,500,000	—	7,500,000

(1)    Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive, which includes 2,796,900 unvested RSUs and 189,312 vested RSUs with elected deferrals of the issuance of Class A common stock.
(2)    Represents number of instruments outstanding as converted at the end of the period that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.
(3)    Represents number of Earn Out Units outstanding at the end of the period that were excluded due to unsatisfied contingent issuance conditions.
(4)    Options and warrants with exercises prices greater than the average market price of our Class A Common Stock are excluded from the computation of diluted net income (loss) per share because they are out-of-the-money. The out-of-the-money instruments included in the table above were warrants of 706,522 for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the out-of-the-money instruments included in the table above were options of 250,308 and warrants of 22,636,805.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. The Company bases any accrual for losses on a variety of factors, including informal settlement discussions. As of June 30, 2025 and December 31, 2024, the aggregate amount accrued on our condensed consolidated balance sheet is approximately $2.1 million. For matters for which no accrual has currently been made or for potential losses in excess of amounts accrued, the Company currently believes, based on its internal investigations, that any losses that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, it could have a material adverse effect on our business, financial condition and results of operations. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

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

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. Our aggregate purchases under these commitments totaled approximately $13.4 million and $29.0 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $23.0 million for the three and six months ended June 30,

2024, respectively. As of June 30, 2025, we had remaining purchase obligations under non-cancelable commitments with various vendors totaling $93.2 million of which $29.4 million is due during the remaining of 2025, $43.5 million due in 2026, and the remaining $20.3 million due in 2027.
NOTE 13 - RELATED PARTY TRANSACTIONS
Intuitive Machines, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.
IBX, LLC and PTX, LLC
From time to time, the Company may incur expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms. IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX/PTX. The Company incurred no expenses with IBX/PTX for the three and six months ended June 30, 2025, and incurred expenses of $24 thousand for the three and six months ended June 30, 2024. There was $26 thousand affiliate accounts payable related to IBX expenses as of June 30, 2025 and none as of December 31, 2024.

KBR, Inc.
KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries holds approximately 10% of the equity of Space Network Solutions, LLC (“SNS”), one of our operating subsidiaries. The Company recognized affiliate revenue from KBR related to engineering services of $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, there was $0.5 million and $0.4 million, respectively, of affiliate accounts receivable related to KBR revenue.

In addition, SNS incurred cost of revenue with KBR related to the OMES III contract of $5.6 million and $9.3 million for the three months ended June 30, 2025 and 2024, respectively, and $11.8 million and $18.6 million for six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, there was $3.8 million and $2.5 million, respectively, of affiliate accounts payable related to cost of revenue with KBR. See Note 14 - Variable Interest Entities for more information on the OMES III contract with KBR.

Revenue and expenses related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.

ASES
The Company recognized revenue from ASES related to engineering services of $0.3 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, there was $0.2 million and $0.1 million of affiliate accounts receivable related to ASES revenue. ASES is a joint venture between Aerodyne and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a current member of management of Aerodyne Industries, LLC.

In addition, SNS incurred cost of revenue with Aerodyne related to the OMES III contract of $0.5 million and $1.2 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, there was $0.4 million of affiliate accounts payable related to cost of revenue with Aerodyne. See Note 14 - Variable Interest Entities for more information on the OMES III contract.

Revenue and expenses related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC
The Company incurred expenses with X-energy, LLC (“X-energy”) of $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, there was $0.1 million and zero, respectively, of affiliate accounts payable related to X-energy expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.
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

Space Network Solutions was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded Space Network Solutions a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. As of June 30, 2025, SNS LLC had total assets of $18.5 million and total liabilities of $13.2 million. As of December 31, 2024, SNS LLC had total assets of $12.9 million and total liabilities of $9.2 million.
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
The IX LLC JV was formed to pursue nuclear space propulsion and surface power systems in support of future space exploration goals. In the third quarter of 2022, the IX LLC JV received an award from Battelle Energy Alliance to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars. As of June 30, 2025 and December 31, 2024, the assets and liabilities of IX LLC JV totaled $0.5 million and $0.5 million, respectively, associated with project execution activities subcontracted to the IX LLC JV partners and other third parties.

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

All of the Company’s long-lived assets are maintained in the U.S. We geographically disaggregate our revenues based on the customer’s country of domicile. Substantially all of our revenues are derived from customers in the U.S., and our revenues from foreign customers were not material for the three and six months ended June 30, 2025 and 2024. Refer to Note 2 for information regarding our major customer and Note 3 for further information on revenues.

The following presents the significant financial information with respect to the Company’s reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$50,313	$41,641	$112,837	$114,860
Less:
Cost of revenue (excluding depreciation)(1)	62,156	57,692	118,003	116,891
Depreciation	752	423	1,375	837
General and administrative expense (excluding depreciation):
Sales and marketing expense(2)	1,422	701	2,804	1,469
Other general and administrative expense(3)	14,623	10,325	29,372	25,938
Total general and administrative expense (excluding depreciation)	16,045	11,026	32,176	27,407

Operating loss	(28,640)	(27,500)	(38,717)	(30,275)

Interest income (expense), net	3,428	20	4,821	—
Change in fair value of earn-out liabilities	—	22,109	(33,369)	(488)
Change in fair value of warrant liabilities	(13,033)	21,009	29,969	(2,955)
Loss on issuance of securities	—	596	—	(68,080)
Other income (expense), net	39	421	65	422
Net income (loss)	$(38,206)	$16,655	$(37,231)	$(101,376)

(1)    Cost of revenue consists primarily of direct material and labor costs, launch costs, manufacturing overhead, freight expense, and other personnel-related expenses, which include employee compensation and benefits and stock-based compensation expense.
(2)    Sales and marketing expense primarily includes business development and research and development related expenses such as, employee compensation and benefits, subcontract costs, marketing, and materials and supplies costs. Costs incurred for business development were $1.0 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. Costs incurred for research and development costs were $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.
(3)    Other general and administrative expense primarily includes all other employee compensation and benefits, stock-based compensation, facilities costs, professional services, software licenses, and other administrative costs.

NOTE 16 - SUBSEQUENT EVENTS
Stock Purchase Agreement - KinetX, Inc.
On August 6, 2025, we entered into a stock purchase agreement to acquire 100% of the issued and outstanding capital stock of KinetX, Inc (“KinetX”). KinetX is a privately-held, Arizona-based aerospace company with more than 30 years of experience delivering flight-proven, deep space navigation, systems engineering, ground software, and constellation mission design to the U.S. government and international customers. The aggregate base consideration for the acquisition is $30.0 million, payable at closing in a combination of cash and the Company’s Class A common stock. The purchase price is subject to certain working capital and other adjustments as set for in the stock purchase agreement. The closing of the transaction is expected to occur on or before October 1, 2025 and is subject to usual and customary closing conditions.
Lunar Production and Operations Center Expansion
In July 2025, we executed an amendment to our ground lease agreement to expand our Lunar Production and Operations Center (“LPOC”) at the Houston Spaceport at Ellington Airport. The expansion calls for an additional investment of at least $12.0 million by the Company for new production and testing facilities, plus support infrastructure, to scale our lunar lander assembly, Earth-reentry systems, Lunar Terrain Vehicle development, and NASA’s Near Space Network Services. The amendment expands the total leased project site by an additional tract of approximately 3.0 acres.  Upon completion of the construction, the original lease term will be extended from 20 to 25 years with three optional renewal periods of 5 years each.
Spaceport Facility Lease Agreement
In July 2025, we executed a sublease for additional office and production space at the Houston Spaceport at Ellington Airport totaling approximately 116,000 square feet. We expect the lease to commence on or around October 1, 2025 with a term that extends through August 31, 2032. The leased production space includes turn-key production equipment, including test facilities, that allow for an efficient and cost-effective expansion of our manufacturing capabilities.

Tax Legislation
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We are currently assessing the OBBBA's impact on our condensed consolidated financial statement, but no material impact to the tax accounts is expected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2025. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements“ and Part II. Item 1A. “Risk Factors” included in this Quarterly Report and in the section titled Part I. Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K filed with the SEC on March 25, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “IM,” “Intuitive Machines,” “we,” “us,”, or “our” refer to Intuitive Machines, Inc. and its consolidated subsidiaries.
Overview

We are a space technology, infrastructure, and services company founded in 2013 that is contributing to the establishment of cislunar infrastructure and helping to develop cislunar and deep space commerce. Cislunar encompasses objects in orbit in the Earth-Moon system and on the Lunar surface, while deep space exploration is space beyond the Moon, including Mars. We believe we have a leading position in the development of technology platforms operating in three core pillars —delivery services, data transmission services, and infrastructure as a service — as described below under Our Business Model. We are focused on establishing the lunar infrastructure associated with each of the three pillars, which provides the basis for commerce to inform and sustain human presence off Earth. Our vision is that our infrastructure services enable our customers to focus on their unique contributions to create a thriving, diverse cislunar economy and expand the commercial space exploration marketplace to the Lunar surface and beyond.

The United States (“U.S.”) government has indicated that returning to the moon is of strategic importance to the U.S. and we believe it will continue to have bipartisan support as we enter the next generation space race with the People’s Republic of China (“China”). We believe that space is the next economic frontier, with the moon being the next stepping stone, and the increased demand from governments, intelligence agencies, commercial industries, and private individuals has created multiple opportunities for long-term growth. We intend to participate in expanding the cislunar economy through a steady cadence of missions, with the intent of offering reduced cost of access and operations while providing reliable missions on a defined schedule. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position, as evidenced by four Commercial Lunar Payload Services (“CLPS”) awards to date as of June 30, 2025. On February 22, 2024, our Nova-C lander became the first U.S. vehicle to softly land on the lunar surface since 1972, utilizing our Nova-C Guidance, Navigation and Control (“GN&C”) and Propulsion systems, both of which were designed and are produced in-house. Our IM-1 Nova-C lander carried approximately 100 kilograms of science experiment and technology demonstration payloads, including the first CLPS payload, to a landing site closer to the lunar south pole than any previous mission. We operated on the lunar surface beyond the CLPS required mission duration and downloaded over 500 MB of payload customer data on our commercial Lunar Data Network. In March 2025, our IM-2 mission landed at the southernmost location of the moon, 5 degrees from the south pole. While in transit, our space to ground communications brought down over 8GB of data from space over our network; delivered 3 rideshare customers to trans lunar injection orbit and assisted them with ground tracking and communication; and demonstrated precision autonomous orbit operations circling the moon for 39 orbits over a 72 hour period. While on the surface, we demonstrated the ability to manage power in thermal conditions on the south pole surface and in a crater. With the challenge of not being able to recharge the IM-2 lander solar panels post landing, the mission was still able to complete several mission and payload milestones, including downloading 500 MB of payload customer data from the lunar surface.

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
New Awards and Recent Developments

Texas Space Commission Grant Agreement
In April 2025, the Texas Space Commission (“TSC”) selected Intuitive Machines for a grant up to $10.0 million from the Space Exploration and Research Fund. This funding supports the development of an Earth reentry vehicle and orbital fabrication lab designed to enable microgravity biomanufacturing and is intended to serve as a critical risk-reduction platform for the Company’s future lunar sample return missions.

Orbital Transfer Vehicle
In July 2025, we received a $9.8 million government contract from a National Security customer to advance our Orbital Transfer Vehicle design. This phase two award represents the final engineering milestone prior to manufacturing the vehicle as early as 2026 and expands our in-space mobility solutions beyond lunar surface delivery into the rapidly growing market for in-space logistics.

Stock Purchase Agreement - KinetX, Inc.
On August 6, 2025, we entered into a stock purchase agreement to acquire 100% of the issued and outstanding capital stock of KinetX, Inc (“KinetX”). KinetX is a privately-held, Arizona-based aerospace company with more than 30 years of experience delivering flight-proven, deep space navigation, systems engineering, ground software, and constellation mission design to the U.S. government and international customers. The aggregate base consideration for the acquisition is $30.0 million, payable at closing in a combination of cash and the Company’s Class A common stock. The purchase price is subject to certain working capital and other adjustments as set for in the stock purchase agreement. The closing of the transaction is expected to occur on or before October 1, 2025 and is subject to usual and customary closing conditions.

The acquisition reinforces the Company’s flight dynamics and navigation business line within Intuitive Machines’ Data Transmission Services pillar. Intuitive Machines plans to pair KinetX software and talent with its lunar-proven flight systems, positioning the Company to lead in emerging opportunities like NASA’s Near Space Network Services, the potential for Tracking and Data Relay Satellite System replacement, Mars data relay missions, and commercial operations of legacy Deep Space Network infrastructure.
Lunar Production and Operations Center Expansion
In July 2025, we executed an amendment to our ground lease agreement to expand our Lunar Production and Operations Center (“LPOC”) at the Houston Spaceport at Ellington Airport. The expansion calls for an additional investment of at least $12.0 million by the Company for new production and testing facilities, plus support infrastructure, to scale our lunar lander assembly, Earth-reentry systems, Lunar Terrain Vehicle development, and NASA’s Near Space Network Services. The amendment expands the total leased project site by an additional tract of approximately 3.0 acres.  Upon completion of the construction, the original lease term will be extended from 20 to 25 years with three optional renewal periods of 5 years each.
Spaceport Facility Lease Agreement
In July 2025, we executed a sublease for additional office and production space at the Houston Spaceport at Ellington Airport totaling approximately 116,000 square feet. We expect the lease to commence on or around October 1, 2025 with a term that extends through August 31, 2032. The leased production space includes turn-key production equipment, including test facilities, that allow for an efficient and cost-effective expansion of our manufacturing capabilities.

Tax Legislation
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We are currently assessing the OBBBA's impact on our condensed consolidated financial statement, but no material impact to the tax accounts is expected.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the sections titled Part I., Item 1A. “Risk Factors” in the 2024 Annual Report on Form 10-K, and Part II., Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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

We continue to monitor economic conditions and the impact of macroeconomic pressures, including repercussions from elevated interest rates, sustained inflation and recession fears, supply chain disruptions, monetary and fiscal policy measures (including future actions or inactions of the United States government related to the “debt-ceiling” or “Department of Government Efficiency” actions), heightened geopolitical tensions (such as the war in Ukraine and Israel), changes to the U.S. federal budget, and the political and regulatory environment (including changes as a result of policy shifts implemented by the current administration) on our business, customers, suppliers and other third parties.

While rising costs and other inflationary pressures have not had a material impact on our business to date, we are monitoring the situation and assessing its impact on our business, including to our partners and customers.
In the first half of 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While some of these wide-reaching tariffs have been paused, these trade policy decisions are outside of our control and may have consequences for our business. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs or legal challenges, could have an adverse impact on our business. Even though we primarily sell our products and services to U.S. Government customers and our suppliers are primarily domestic, we have some exposure to imported materials and components. Based on current conditions, we do not expect a material impact on our 2025 results. We will continue to monitor the evolving trade landscape and assess potential implications on our supply chain and business.
Our ability to expand our product and services offerings
We are in the preliminary stages of developing our full space infrastructure offerings. These services are expected to grant customers access to cislunar space and the lunar surface at lower price points than previous lunar missions. We are also working to provide data transmission services at lunar distance to include far-side connectivity, along with ancillary services that are likely to include orbital servicing, earth reentry, and payload development and manufacture.
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

Our ability to expand spaceflight mission operations
Our success will partially depend on our ability to expand our lunar mission operations and win government contracts in 2025 and beyond. We completed the first mission in February 2024 and completed our second mission in March 2025. We are working to establish a regular cadence of missions. We believe that this will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for additional launches as of June 30, 2025, we have $256.9 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue backlog.
Prior to commencing missions, we must complete internal integration activities as well as launch vehicle integration with our launch provider, SpaceX. Any delays to our targeted mission launch date or in commencing our missions, including due to congestion at the pad launch site or delays in obtaining various approvals or licenses, could adversely impact our results and growth plans. As we improve production efficiency and schedule reliability and begin to launch our satellites for our lunar data network, we expect to improve our market penetration, which we believe will lead to higher revenue from both volume and mission complexity as well as increased operating leverage.

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
Our ability to continue to innovate
We design, build, and test our landers, satellites, spacecraft and subsystems in-house and operate at the forefront of composite structures, liquid rocket engines, guidance, navigation and control software, precision landing and hazard avoidance software, and advanced manufacturing techniques. We believe the synergy of these technologies enables greater responsiveness to the commercial and government requirements for lunar exploration. To continue establishing market share and attracting customers, we plan to continue to make substantial investments in research and development for the continued enhancements of our landers, lunar data network, and other space systems. Over time, we expect our research and development expenditures to continue to grow on an absolute basis, but remain consistent or decrease as a percent of our total revenue as we expand our service offerings.

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
Interest income, net
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

Change in fair value of warrant liabilities

In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion, the Company has issued warrants which are classified as liabilities on our balance sheet. At each period end, the warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our condensed consolidated statement of operations. As of June 30, 2025, only the Bridge Loan Conversion warrants remain outstanding. See Notes 8 and 10 of the condensed consolidated financial statements for additional information on the warrant liabilities.

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

Net loss attributable to redeemable noncontrolling interest

Redeemable noncontrolling interest represents the portion of Intuitive Machines, LLC that the Company controls and consolidates but does not own. The noncontrolling interest was created as a result of the Business Combination and represented the common units issued by Intuitive Machines, LLC to the prior investors. The Company allocates net income or loss attributable to the noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss attributable to noncontrolling interests is reflected in the condensed consolidated statement of operations. As of June 30, 2025, the financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. and resulted in the allocation of approximately 34.2% of Intuitive Machines, LLC’s net loss to noncontrolling interest.

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
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
(in thousands)	2025	2024		2025	2024
Revenue	$50,313	$41,641	$8,672	$112,837	$114,860	$(2,023)
Operating expenses:
Cost of revenue (excluding depreciation)	56,047	48,428	7,619	104,972	98,268	6,704
Cost of revenue (excluding depreciation) - affiliated companies	6,109	9,264	(3,155)	13,031	18,623	(5,592)
Depreciation	752	423	329	1,375	837	538
General and administrative expense (excluding depreciation)	16,045	11,026	5,019	32,176	27,407	4,769
Total operating expenses	78,953	69,141	9,812	151,554	145,135	6,419
Operating loss	(28,640)	(27,500)	(1,140)	(38,717)	(30,275)	(8,442)
Other income (expense), net:
Interest income, net	3,428	20	3,408	4,821	—	4,821
Change in fair value of earn-out liabilities	—	22,109	(22,109)	(33,369)	(488)	(32,881)
Change in fair value of warrant liabilities	(13,033)	21,009	(34,042)	29,969	(2,955)	32,924
Gain (loss) on issuance of securities	—	596	(596)	—	(68,080)	68,080
Other income, net	39	421	(382)	65	422	(357)
Total other income (expense), net	(9,566)	44,155	(53,721)	1,486	(71,101)	72,587
Income (loss) before income taxes	(38,206)	16,655	(54,861)	(37,231)	(101,376)	64,145
Income tax expense	—	—	—	—	—	—
Net income (loss)	(38,206)	16,655	(54,861)	(37,231)	(101,376)	64,145
Net loss attributable to redeemable noncontrolling interest	(13,408)	(2,805)	(10,603)	(1,499)	(24,322)	22,823
Net income attributable to noncontrolling interest	383	789	(406)	845	1,761	(916)
Net income (loss) attributable to the Company	(25,181)	18,671	(43,852)	(36,577)	(78,815)	42,238
Less: Preferred dividends	(151)	(137)	(14)	(298)	(608)	310
Net income (loss) attributable to Class A common shareholders	$(25,332)	$18,534	$(43,866)	$(36,875)	$(79,423)	$42,548

Revenue
Revenue for the three and six months ended June 30, 2025 and 2024 was primarily driven by NASA and other commercial payload contracts associated with our lunar payload missions as well as the OMES III contract where we provide engineering services to the Landsat Servicing mission at the Goddard Space Flight Center in Maryland, the NSN contract for the development of a satellite communications and navigation network, and the LTV contract leading the development of the Moon RACER Lunar Terrain Vehicle.

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

•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 and the mission was completed in March 2025, with post-launch services to extend to no later than August 2025. Total IM-2 mission estimated contract revenue under NASA and other commercial fixed-priced contracts was $125.5 million (excluding constrained revenue of $5.7 million) as of June 30, 2025. We expect to close out the remaining customer contracts for this mission in the third quarter of 2025.

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024. Total IM-3 mission estimated revenue under fixed-priced contracts is $93.0 million (excluding constrained revenue of $9.7 million) as of June 30, 2025 as compared to $86.9 million as of June 30, 2024. The increase in total mission estimated contract revenue is primarily due to a third quarter 2024 task order modification with NASA to identify its complement of payloads which extended the IM-3 mission timeline to no later than June 2026. However, as discussed below, we expect to further extend the mission launch window into the second half of 2026.

•The initial NASA payload contract for the IM-4 mission was awarded in August 2024 with an initial targeted mission launch date no later than August 2028. Total IM-4 mission estimated revenue under fixed-priced contracts is $105.2 million (excluding constrained revenue of $11.7 million) as of June 30, 2025.

Comparison of three months ended June 30, 2025 and 2024
Total revenue increased by $8.7 million, or 21%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily driven by overall increases in revenue from CLPS mission contracts of $11.7 million (as further discussed below) and new projects ramping up in 2025, most notably the NSN contract with an increase in revenue of $9.5 million and the LTV contract with an increase in revenue of $3.9 million. Various other engineering services revenue increased by approximately $3.1 million. These increases were partially offset by decreases on the OMES III contract of approximately $19.5 million primarily due to NASA’s cancellation of the OSAM project task orders.

For the three months ended June 30, 2025 compared to the same period in 2024, revenue on the IM-2 mission increased slightly by $0.4 million as the mission was completed in March 2025 and the close-out process is expected to be finalized in the third quarter of 2025. Revenue from the IM-3 mission increased $3.7 million compared to the same period in the prior year and was $0.9 million for the three months ended June 30, 2025 which includes the impact of increases to estimated costs driven by the alignment of the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSNS contract obligations. For the three months ended June 30, 2024, revenue for the IM-3 mission was $(2.8) million and included unfavorable adjustments from task order modifications which extended the mission launch window. The IM-4 mission was awarded in August 2024 and we recognized revenue of $7.6 million during the three months ended June 30, 2025.

Comparison of six months ended June 30, 2025 and 2024
Total revenue decreased by $2.0 million, or 2%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily driven by the OMES III contract decrease in revenue of $39.6 million due to NASA’s cancellation of the OSAM project task orders. This decrease was partially offset by a net increase in revenue from CLPS mission contracts of $10.2 million (as further discussed below), as well as increases in revenue related to the LTV contract of $10.9 million, the ramp up of the NSN contract of $12.6 million, and other engineering services revenue of $3.9 million.

The IM-1 mission successfully completed in February 2024 and resulted in the release of approximately $12.3 million of previously constrained revenue during the first quarter of 2024. For the six months ended June 30, 2025 compared to the same period in 2024, revenue on the IM-2 mission increased by $3.1 million as the mission was completed in March 2025 with the mission close-out process expected to be finalized in the third quarter of 2025. Revenue from the IM-3 mission increased to $8.1 million for the six months ended June 30, 2025 as compared to $2.7 million for the same period in 2024, mostly driven by the 2024 unfavorable adjustments from task order modifications which extended the targeted mission launch window. The IM-4 mission which was awarded in August 2024, recognized revenue of $14.0 million during the six months ended June 30, 2025.

Cost of revenue (excluding depreciation)

Comparison of three months ended June 30, 2025 and 2024
Total cost of revenue increased by $4.5 million, or 8%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily driven by overall cost increases related to the CLPS mission contracts of $13.1 million (as further discussed below), as well as increases on the LTV contract of $3.3 million, the NSN contract of $3.8 million, and other engineering services of $2.6 million. These increases were offset by cost decreases on the OMES III contract of $18.3 million due to NASA’s cancellation of the OSAM project task orders.

The IM-2 mission cost of revenue decreased to $0.7 million for the three months ended June 30, 2025 from $9.3 million for the same period in 2024, as the mission was completed in March 2025 and the close-out process is expected to be completed during the third quarter of 2025. IM-3 mission cost of revenue increased to $17.4 million for the three months ended June 30, 2025 compared to $7.0 million for the same period in 2024, primarily driven by the 2025 cost adjustments to align the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSNS contract obligations. As of June 30, 2025, the IM-3 contract is in a loss position and the accrued contract loss increased by approximately $18.2 million during the three months ended June 30, 2025 primarily related to the cost adjustments as previously discussed. The IM-4 mission which was awarded in August 2024, incurred cost of revenue of $11.2 million during the three months ended June 30, 2025. During the second quarter of 2025, IM-4 became a loss contract with an accrued contract loss of approximately $2.7 million for the three months ended June 30, 2025.

Comparison of six months ended June 30, 2025 and 2024
Total cost of revenue increased slightly by $1.1 million, or 1%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily driven by overall cost increases related to the mission contracts of $18.4 million (as further discussed below), the LTV contract of $11.0 million, the NSN contract of $5.3 million, and other engineering services cost of revenue of $4.5 million, offset by the OMES III contract cost decrease of $38.1 million due to NASA’s cancellation of the OSAM project.

The IM-1 mission completed in February 2024 and incurred cost of revenue of $4.9 million during the first quarter of 2024. On the IM-2 mission, cost of revenue decreased by approximately $6.2 million for the six months ended June 30, 2025 compared to the same period in 2024 as the mission was completed in March 2025. IM-3 mission cost of revenue increased by approximately $11.3 million for the six months ended June 30, 2025 compared to the same period in 2024, mostly driven by decisions to align the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSNS contract obligations. As of June 30, 2025, the IM-3 contract is in a loss position and the accrued contract loss increased by approximately $18.5 million during the six months ended June 30, 2025, driven by the cost adjustments as previously discussed. The IM-4 mission which was awarded in August 2024, incurred cost of revenue of $18.2 million during the six months ended June 30, 2025. During the second quarter of 2025, IM-4 became a loss contract with an accrued contract losses of approximately $2.7 million for the six months ended June 30, 2025.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) increased by $5.0 million for the three months ended June 30, 2025 compared to the same period in 2024, and $4.8 million for the six months ended June 30, 2025 compared to the same period in 2024. These increases primarily reflect the Company’s investment in its workforce to support our operations and business infrastructure, business development, information technology to optimize corporate and operational processes and systems, and research and development initiatives to expand our product and service capabilities. These increases are summarized below.

The $5.0 million increase for the three months ended June 30, 2025 compared to the same period in 2024 was due to higher employee compensation and benefits expense of $0.6 million, share-based compensation expense of $0.6 million, professional services of $0.5 million driven by legal fees, bids and proposals cost of $0.7 million, software licenses of $0.6 million, and various other administrative costs of $0.6 million. Also, there was a $1.4 million net change in bad debt expense driven by recoveries during the second quarter of 2024.

The $4.8 million increase for the six months ended June 30, 2025 compared to the same periods in 2024, was due to higher employee compensation and benefits expense of $2.2 million, software licenses of $1.1 million, research and development expense of $0.8 million, bids and proposals cost of $0.7 million, and various other administrative costs of $1.0 million, slightly offset by decreases in share-based compensation expense of $0.5 million due to the timing of awards vested, and professional services of $0.5 million mostly driven by lower accounting consulting fees as we increased headcount.

Other income (expense), net
Total other income (expense), net unfavorable change of $53.7 million for the three months ended June 30, 2025 compared to the same period in 2024 was primarily driven by the unfavorable changes in the fair value of warrant liabilities of $34.0 million and earn-out liabilities of $22.1 million (as the remaining Earn Out Units vested in the first quarter of 2025), and the non-recurrence of the $0.6 million gain on issuance of securities incurred in 2024. These unfavorable changes were slightly offset by $3.4 million of interest income earned on cash and cash equivalents balances held by us in highly liquid interest bearing overnight sweep and demand deposit accounts.

Total other income (expense), net favorable change of $72.6 million for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to the non-recurrence of the $68.1 million loss on issuance of securities incurred in 2024, the favorable change in the fair value of warrant liabilities of $32.9 million, and the $4.8 million of interest income earned on cash and cash equivalents balances held by us in highly liquid interest bearing overnight sweep and demand deposits accounts slightly offset by the unfavorable change in the fair value of earn-out liabilities of $32.9 million.
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
The following table presents our backlog as of the periods indicated:

(in thousands)	June 30, 2025	December 31, 2024
Backlog	$256,909	$328,345
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of June 30, 2025, we expect to recognize approximately 30-35% of our backlog over the remainder of 2025, approximately 40-45% over the subsequent twelve months of 2026 and the remaining thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog decreased by $71.4 million as of June 30, 2025 compared to December 31, 2024, primarily due to continued performance on existing contracts of $112.8 million and IM-2 mission close-out adjustments of $8.4 million, partially offset by $49.8 million in new awards primarily associated with the NSN contract of $18.0 million, TSC grant of $10.0 million, OMES III contract of $7.0 million, and various other contracts.
As of June 30, 2025, our backlog of $256.9 million exceeded our remaining performance obligations of $125.4 million as reported in Note 3 - Revenue to our condensed consolidated financial statements included in this Quarterly Report. The difference of $131.5 million was primarily related to $56.0 million of variable consideration associated with constrained revenue and $75.5 million in backlog related to the funded value of OMES III contract, the NSN contract, and various other contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(38,206)	$16,655	$(37,231)	$(101,376)
Adjusted to exclude the following:
Depreciation	752	423	1,375	837
Interest income, net	(3,428)	(20)	(4,821)	—
Share-based compensation expense	2,520	1,969	5,364	5,895
Change in fair value of earn-out liabilities	—	(22,109)	33,369	488
Change in fair value of warrant liabilities	13,033	(21,009)	(29,969)	2,955
(Gain) loss on issuance of securities	—	(596)	—	68,080
Other income, net	(39)	(421)	(65)	(422)
Adjusted EBITDA	$(25,368)	$(25,108)	$(31,978)	$(23,543)
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to free cash flow:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$156	$(37,702)
Purchases of property and equipment	(14,176)	(3,793)
Free cash flow	$(14,020)	$(41,495)

Liquidity and Capital Resources
Since inception, we have funded our operations through internally generated cash on hand, proceeds from sales of our capital stock, proceeds from warrant exercises, and our proceeds from the issuance of bank debt. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short and long-term basis are for working capital requirements, general corporate purposes, and capital expenditures as well as research and development efforts and potential mergers and acquisitions. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. Our capital expenditures are primarily related to machinery and equipment, computers and software, and leasehold improvements for general corporate and operational purposes. We expect construction in progress to continue to increase as we develop data relay satellites and ground networks associated with our Data Transmission Services business.

As of June 30, 2025, we had cash and cash equivalents of $344.9 million and working capital of $289.5 million. The Company invests excess cash in highly liquid, low risk interest-bearing overnight deposits and demand deposits with a major financial institutions.

On March 4, 2025, we entered into a loan and security agreement with Stifel Bank which provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million. As of the date of this filing, the revolving credit facility remains unborrowed. See Note 5 - Debt for additional information on this loan and security agreement.
Management believes that the cash and cash equivalents as of June 30, 2025, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$156	$(37,702)
Net cash used in investing activities	$(14,176)	$(3,793)
Net cash provided by financing activities	$151,314	$70,608

Cash Flows for the six months ended June 30, 2025 and 2024
Operating Activities
During the six months ended June 30, 2025, our operating activities provided $0.2 million of net cash as compared to $37.7 million of net cash used during the six months ended June 30, 2024. Changes in operating assets and liabilities which consist primarily of working capital balances for our projects may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities.
Investing Activities
During the six months ended June 30, 2025, investing activities used $14.2 million of net cash as compared to $3.8 million of net cash used during the six months ended June 30, 2024. The $10.4 million increase in investing activities was driven by capital expenditures associated primarily with the fabrication and development of commercial communications satellites and navigation network.
Financing Activities
During the six months ended June 30, 2025, financing activities provided $151.3 million of net cash as compared to $70.6 million of net cash provided during the six months ended June 30, 2024.

During 2025, our financing activities primarily included $176.6 million in proceeds from the exercise of warrants, slightly offset by $20.7 million for share repurchase, and $4.5 million in net activity related to our share-based awards.

During 2024, our financing activities primarily included $51.4 million in proceeds from the exercise of warrants, $27.0 million in net proceeds from the issuance of securities, $10.0 million in proceeds received in borrowings under the Bridge Loan offset by the repayment of $10.0 million, $5.0 million repayment on a loan under the Credit Mobilization Facility, and $2.1 million in net activity related to our share-based awards.

Contractual Obligations and Commitments
The following table presents our significant contractual obligations and commitments as of June 30, 2025 (in thousands):

		Payments Due
	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease obligations(1)	$68,316	$1,285	$2,614	$2,175	$2,264	$2,710	$57,268
Finance lease obligations(1)	100	26	45	21	8	—	—
Purchase commitments(2)	93,244	29,447	43,510	20,287	—	—	—
Total	$161,660	$30,758	$46,169	$22,483	$2,272	$2,710	$57,268

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

Emerging Growth Company Status

We are an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Loss of EGC and Smaller Reporting Company Status
As of June 30, 2025, we continue to qualify as an “emerging growth company” and a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As such, we are permitted to take advantage of certain reduced disclosure and reporting requirements applicable to such companies in this and future filings. However, we will cease to qualify as an emerging growth company and a smaller reporting company as of December 31, 2025. This change in status is due to our classification as a large accelerated filer, as our public float exceeded $700 million as of June 30, 2025, and we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least 12 calendar months and have filed at least one annual report as of December 31, 2025. Beginning with the fiscal year ended December 31, 2025, we will be subject to increased disclosure and compliance obligations, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, we will incur additional expenses in connection with compliance with these regulations and our management will need to devote additional time and effort to implement and comply with such requirements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives.

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us. The information required with respect to this item is disclosed under Note 12 - Commitments and Contingencies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and is incorporated by reference to this Item 1.
Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2024 Annual Report on Form 10-K. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2024 Annual Report on Form 10-K except as disclosed below.

We will no longer qualify as an “emerging growth company” nor a “smaller reporting company” as of December 31, 2025, and, as a result, we will have to comply with increased disclosure and compliance requirements.

We are currently an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act and a “smaller reporting company” (“SRC”) under the Securities and Exchange Commission (“SEC”) rules. However, because (i) the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2025, (ii) we have been a public company for more than one year, and (iii) we have filed at least one annual report, we will no longer qualify as an EGC or a SRC as of December 31, 2025 and will be a large accelerated filer beginning January 1, 2026 for future filings.

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an EGC and a SRC. These requirements include, but are not limited to:

•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
•the requirement that we provide more detailed disclosures regarding executive compensation; and the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We expect that the loss of EGC and SRC status and compliance with the additional requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

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

Intuitive Machines, Inc.

Date:	August 7, 2025	By:	/s/ Peter McGrath
Peter McGrath
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

Date:	August 7, 2025	By:	/s/ Steven Vontur
Steven Vontur
Chief Accounting Officer and Controller
(Principal Accounting Officer)