Form 10-Q
period 2025-09-30
Intuitive Machines, Inc.
filed 2025-11-13
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 10, 2025, the Registrant had 119,319,784 shares of Class A common stock, $0.0001 par value, 0 shares of Class B common stock, $0.0001 par value, and 60,899,264 shares of Class C common stock, $0.0001 par value, outstanding.

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
•the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year that may result in government shutdowns or extended continuing resolution and our dependence on U.S. government contracts and the available funding or changing funding priorities by the U.S. government;
•as part of growing our business, we have made and may continue to make acquisitions. Any acquisitions, partnerships or joint ventures into which we enter could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations;
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
•the sufficiency and anticipated use of our existing capital resources to fund our future operating expenses and capital expenditure requirements and needs for additional financing in light of our recent acquisitions; and
•other factors detailed under the section titled Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), the section titled Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Part I – Financial Information
Item 1. Financial Statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$621,975	$207,607
Restricted cash	2,042	2,042
Trade accounts receivable	23,326	44,759
Contract assets	10,175	34,592
Prepaid and other current assets	8,466	4,161
Total current assets	665,984	293,161
Property and equipment, net	49,470	23,364
Operating lease right-of-use assets	36,741	38,765
Finance lease right-of-use assets	102	114
Other assets	1,233	—
Total assets	$753,530	$355,404
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$15,719	$17,350
Accounts payable - affiliated companies	2,226	2,750
Contract liabilities, current	66,158	65,184
Operating lease liabilities, current	6,252	2,021
Finance lease liabilities, current	42	37
Other current liabilities	15,624	11,489
Total current liabilities	106,021	98,831
Long-term debt	334,827	—
Contract liabilities, non-current	1,636	14,334
Operating lease liabilities, non-current	30,081	35,259
Finance lease liabilities, non-current	38	63
Earn-out liabilities	—	134,156
Warrant liabilities	36,859	68,778
Other long-term liabilities	239	62
Total liabilities	509,701	351,483
Commitments and contingencies (Note 13)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 5,000 shares issued and outstanding	6,451	5,990
Redeemable noncontrolling interests	640,660	1,005,965
SHAREHOLDERS’ DEFICIT
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 120,074,013 and 101,859,000 shares issued, and 117,882,933 and 100,609,000 outstanding	12	10
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 60,899,264 and 55,394,533 shares issued and outstanding	6	6
Treasury stock, at cost, 2,191,080 shares, at cost	(33,525)	(12,825)
Paid-in capital	—	—
Accumulated deficit	(370,667)	(996,453)
Total shareholders’ deficit attributable to the Company	(404,174)	(1,009,262)
Noncontrolling interests	892	1,228
Total shareholders’ deficit	(403,282)	(1,008,034)
Total liabilities, mezzanine equity and shareholders’ deficit	$753,530	$355,404
The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Service revenue	$50,987	$58,478	$163,824	$173,338
Grant revenue	1,450	—	1,450	—
Total revenues	52,437	58,478	165,274	173,338
Operating expenses:
Cost of revenue (excluding depreciation)	41,033	45,873	146,005	144,141
Cost of revenue (excluding depreciation) - affiliated companies	5,736	8,484	18,767	27,107
Depreciation	815	482	2,190	1,319
Impairment of property and equipment (see Note 4)	—	5,044	—	5,044
General and administrative expense (excluding depreciation)	20,272	12,319	52,448	39,726
Total operating expenses	67,856	72,202	219,410	217,337
Operating loss	(15,419)	(13,724)	(54,136)	(43,999)
Other income (expense), net:
Interest income	4,833	44	9,752	118
Interest expense	(1,344)	(13)	(1,442)	(87)
Change in fair value of earn-out liabilities	—	(33,328)	(33,369)	(33,816)
Change in fair value of warrant liabilities	1,950	(33,686)	31,919	(36,641)
Loss on issuance of securities	—	—	—	(68,080)
Other income, net	25	346	90	768
Total other income (expense), net	5,464	(66,637)	6,950	(137,738)
Loss before income taxes	(9,955)	(80,361)	(47,186)	(181,737)
Income tax expense	(5)	(50)	(5)	(50)
Net loss	(9,960)	(80,411)	(47,191)	(181,787)
Net loss attributable to redeemable noncontrolling interest	(3,445)	(25,679)	(4,944)	(50,001)
Net income attributable to noncontrolling interest	327	668	1,172	2,429
Net loss attributable to the Company	(6,842)	(55,400)	(43,419)	(134,215)
Less: Preferred dividends	(158)	(143)	(456)	(751)
Net loss attributable to Class A common shareholders	$(7,000)	$(55,543)	$(43,875)	$(134,966)

Net loss per share
Net loss per share of Class A common stock - basic and diluted	$(0.06)	$(0.83)	$(0.38)	$(2.55)
Weighted-average common shares outstanding
Weighted average shares outstanding - basic and diluted	117,815,856	67,072,014	114,150,168	52,971,882

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Equity
(In thousands except per share data)
(Unaudited)

Three Months Ended September 30, 2025
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, June 30, 2025	5,000	$6,291	$663,725
Cumulative preferred dividends	—	158	—
Accretion of preferred stock discount	—	2	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(19,620)
Net loss attributable to redeemable noncontrolling interests	—	—	(3,445)
Balance, September 30, 2025	5,000	$6,451	$640,660

Nine Months Ended September 30, 2025
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2024	5,000	$5,990	$1,005,965
Cumulative preferred dividends	—	456	—
Accretion of preferred stock discount	—	5	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(360,361)
Net loss attributable to redeemable noncontrolling interests	—	—	(4,944)
Balance, September 30, 2025	5,000	$6,451	$640,660

Three Months Ended September 30, 2024
	Series A Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount
Balance, June 30, 2024	5,000	$5,698	$218,160
Cumulative preferred dividends	—	143	—
Accretion of preferred stock discount	—	2	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	292,492
Net loss attributable to redeemable noncontrolling interests	—	—	(25,679)
Balance, September 30, 2024	5,000	$5,843	$484,973

Nine Months Ended September 30, 2024
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2023	26,000	28,201	181,662
Conversion of Series A preferred stock (Note 7)	(21,000)	(23,120)	—
Cumulative preferred dividends	—	751	—
Accretion of preferred stock discount	—	11	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	353,312
Net loss attributable to redeemable noncontrolling interests	—	—	(50,001)
Balance, September 30, 2024	5,000	$5,843	$484,973

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)
(Unaudited)

Three Months Ended September 30, 2025
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	119,849,589	$12	61,060,280	$6	$(33,525)	$—	$(347,689)	$(381,196)	$2,073	$(379,123)
Share-based compensation expense	—	—	—	—	—	1,416	—	1,416	—	1,416
Cumulative preferred dividends	—	—	—	—	—	(158)	—	(158)	—	(158)
Accretion of preferred stock discount	—	—	—	—	—	(2)	—	(2)	—	(2)
Capped call transactions (Note 5)	—	—	—	—	—	(36,777)	—	(36,777)	—	(36,777)
Class A common stock issued for stock options exercised	41,458	—	—	—	—	(179)	—	(179)	—	(179)
Class A common stock issued for vested RSUs	21,950	—	—	—	—	(38)	—	(38)	—	(38)
Class A common stock issued for Class C shares canceled	161,016	—	(161,016)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	(18)	—	(18)	(1,508)	(1,526)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	35,756	(16,136)	19,620	—	19,620
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	327	327
Net loss attributable to the Company	—	—	—	—	—	—	(6,842)	(6,842)	—	(6,842)
Balance, September 30, 2025	120,074,013	$12	60,899,264	$6	$(33,525)	$—	$(370,667)	$(404,174)	$892	$(403,282)

Nine Months Ended September 30, 2025
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	101,859,000	$10	55,394,533	$6	$(12,825)	$—	$(996,453)	$(1,009,262)	$1,228	$(1,008,034)
Share-based compensation expense	—	—	—	—	—	6,780	—	6,780	—	6,780
Cumulative preferred dividends	—	—	—	—	—	(456)	—	(456)	—	(456)
Accretion of preferred stock discount	—	—	—	—	—	(5)	—	(5)	—	(5)
Capped call transactions (Note 5)	—	—	—	—	—	(36,777)	—	(36,777)	—	(36,777)
Class A common stock issued for warrants exercised, net of redemption cost (Note 8)	15,358,229	2	—	—	—	176,552	—	176,554	—	176,554
Repurchase of Class A common stock (Note 7)	—	—	—	—	(20,700)	—	—	(20,700)	—	(20,700)
Class A common stock issued for stock options exercised	102,920	—	—	—	—	(521)	—	(521)	—	(521)
Class A common stock issued for vested RSUs and PSUs	758,595	—	—	—	—	(4,236)	—	(4,236)	—	(4,236)
Class A common stock issued for Class C shares canceled	1,995,269	—	(1,995,269)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	(18)	—	(18)	(1,508)	(1,526)
Issuance of Class C common stock related to earn-out awards (Note 2)	—	—	7,500,000	—	—	167,525	—	167,525	—	167,525
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(308,844)	669,205	360,361	—	360,361
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	1,172	1,172
Net loss attributable to the Company	—	—	—	—	—	—	(43,419)	(43,419)	—	(43,419)
Balance, September 30, 2025	120,074,013	$12	60,899,264	$6	$(33,525)	$—	$(370,667)	$(404,174)	$892	$(403,282)

Three Months Ended September 30, 2024
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	62,469,364	$6	66,109,012	$7	$(12,825)	$—	$(217,057)	(229,869)	788	$(229,081)
Share-based compensation expense	—	—	—	—	—	1,285	—	1,285	—	1,285
Cumulative preferred dividends	—	—	—	—	—	(143)	—	(143)	—	(143)
Accretion of preferred stock discount	—	—	—	—	—	(2)	—	(2)	—	(2)
Class A common stock issued for stock options exercised	57,449	—	—	—	—	(132)	—	(132)	—	(132)
Class A common stock issued for vested RSUs and PSUs	21,940	—	—	—	—	(35)	—	(35)	—	(35)
Class A common stock issued for Class C shares canceled	5,863,874	1	(5,863,874)	(1)	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock related to the ATM Program (Note 7)	12,939,029	1	—	—	—	80,451	—	80,452	—	80,452
Tax receivable agreement - obligation to partners	—	—	—	—	—	(473)	—	(473)	—	(473)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(80,951)	(211,541)	(292,492)	—	(292,492)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	668	668
Net income attributable to the Company	—	—	—	—	—	—	(55,400)	(55,400)	—	(55,400)
Balance, September 30, 2024	81,351,656	$8	60,245,138	$6	$(12,825)	$—	$(483,998)	$(496,809)	$1,456	$(495,353)

Nine Months Ended September 30, 2024
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	22,279,876	$2	70,909,012	$7	$(12,825)	$—	$(248,619)	$(261,435)	$—	$(261,435)
Share-based compensation expense	—	—	—	—	—	7,180	—	7,180	—	7,180
Cumulative preferred dividends	—	—	—	—	—	(751)	—	(751)	—	(751)
Accretion of preferred stock discount	—	—	—	—	—	(11)	—	(11)	—	(11)
Conversion of Series A preferred stock (Note 7)	7,738,743	1				23,119		23,120		23,120
Class A common stock issued for warrants exercised	19,123,633	2	—	—	—	127,579	—	127,581	—	127,581
Class A common stock issued related to loan conversion (Notes 5 and 7)	3,487,278	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	227,820	—	—	—	—	163	—	163	—	163
Class A common stock issued for vested RSUs and PSUs	1,308,820	—	—	—	—	(2,153)	—	(2,153)	—	(2,153)
Class A common stock issued for Class C shares canceled	10,663,874	1	(10,663,874)	(1)	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(973)	(973)
Issuance of Class A Common Stock related to the ATM Program (Note 7)	16,521,612	2	—	—	—	97,495	—	97,497	—	97,497
Tax receivable agreement - obligation to partners	—	—	—	—	—	(473)	—	(473)	—	(473)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(252,148)	(101,164)	(353,312)	—	(353,312)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	2,429	2,429
Net loss attributable to the Company	—	—	—	—	—	—	(134,215)	(134,215)	—	(134,215)
Balance, September 30, 2024	81,351,656	$8	60,245,138	$6	$(12,825)	$—	$(483,998)	$(496,809)	$1,456	$(495,353)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(47,191)	$(181,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,190	1,319
Bad debt expense	135	440
Impairment of property and equipment (see Note 4)	—	5,044
Amortization of debt discount and issuance costs	243	—
Share-based compensation expense	6,780	7,180
Change in fair value of earn-out liabilities	33,369	33,816
Change in fair value of warrant liabilities	(31,919)	36,641
Loss on issuance of securities	—	68,080
Other	177	108
Changes in operating assets and liabilities:
Trade accounts receivable, net	21,299	(34,871)
Accounts receivable - affiliated companies	(46)	—
Contract assets	24,417	(15,083)
Prepaid expenses	(5,493)	(55)
Other assets, net	2,037	852
Accounts payable and accrued expenses	(3,940)	2,194
Accounts payable – affiliated companies	(524)	238
Contract liabilities – current and long-term	(11,724)	14,314
Other liabilities	3,167	5,948
Net cash used in operating activities	(7,023)	(55,622)
Cash flows from investing activities:
Purchase of property and equipment	(25,987)	(5,185)
Net cash used in investing activities	(25,987)	(5,185)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of discount	335,513	—
Proceeds from borrowings	—	10,000
Purchase of capped call transactions	(36,777)	—
Warrants exercised	176,620	51,360
Redemption of warrants	(66)	—
Payment of debt issuance costs	(929)	—
Transaction costs	—	(437)
Repurchase of Class A Common Stock	(20,700)	—
Repayment of loans	—	(18,000)
Proceeds from issuance of securities	—	107,935
Payment of withholding taxes from share-based awards	(4,757)	(2,291)
Stock option exercises	—	300
Distributions to noncontrolling interests	(1,526)	(973)
Net cash provided by financing activities	447,378	147,894
Net increase in cash, cash equivalents and restricted cash	414,368	87,087
Cash, cash equivalents and restricted cash at beginning of the period	209,649	4,560
Cash, cash equivalents and restricted cash at end of the period	624,017	91,647
Less: restricted cash	2,042	2,042
Cash and cash equivalents at end of the period	$621,975	$89,605

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$408
Cash paid for taxes	$5	$277
Accrued capital expenditures	$2,309	$—
Noncash operating activities:
Right-of-use assets obtained in exchange for new operating liabilities	$6,607	$4,264
Right-of-use assets reduced due to lease modifications	$(7,103)	$—
Noncash financing activities:
Issuance of Class C Common Stock related to earn-out awards (Note 2)	$167,525	$—
Conversion of Series A preferred stock (Note 7)	$—	$23,120
Preferred dividends	$(456)	$(751)
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

Beginning on February 14, 2023, the Company’s Class A common stock par value 0.0001 per share (the “Class A Common Stock”) and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share (the “Warrants” as further defined in Note 9) began trading on Nasdaq under the symbols “LUNR” and “LUNRW,” respectively. On February 4, 2025, the Company announced the redemption of all of its outstanding publicly issued

Warrants. In connection with the redemption, the unexercised Warrants ceased trading on the Nasdaq and were delisted, with the suspension of trading effective before the market opened on March 6, 2025. Refer to Note 9 - Warrants for more information on the redemption.

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 contained in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 72% and 78% , respectively, of the Company’s total revenue for the three and nine months ended September 30, 2025, and accounted for 90% and 91%, respectively, of the Company’s total revenue for the three and nine months ended September 30, 2024. There were three major customers that accounted for 35%, 14%, and 13% of the accounts receivable balance as of September 30, 2025 and there was one major customer that accounted for 90% of the accounts receivable balance as of December 31, 2024.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. There was one major supplier that accounted for 28% and 11% the goods and services purchased during the three and nine months ended September 30, 2025, respectively. There was one major supplier that accounted for 14% of the goods and services purchased for the nine months ended September 30, 2024, and no major supplier during the three months ended September 30, 2024. As of September 30, 2025, there was no major supplier, and there was one major supplier as of December 31, 2024 that accounted for 14% of the accounts payable balance.

Government Grants
From time to time, the Company may be awarded government grants. U.S. GAAP does not have specific accounting standards covering government grants to business entities. The Company applies International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for government grants. Under IAS 20, government grants or awards are initially recognized when there is reasonable assurance the conditions of the grant or award will be met and the grant or award will be received. After initial recognition, government grants or awards are recognized as income under revenue within the statement of operations on a systematic basis in a manner consistent with the manner in which the Company recognizes the underlying costs included in the cost of revenue within the statement of operations for which the grant or award is intended to compensate. A grant receivable is recognized for expenses incurred but for which grant funding has not yet been received. The Company follows ASC 832, Disclosures by Business Entities about Government Assistance, with respect to the disclosures of governmental grants or awards. See Note 3 - Revenue for further discussion on government grants.

Long-Lived Assets
Long-lived assets consist of property and equipment, net, and are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. Recoverability is measured by comparing the carrying value of a long-lived asset to the future undiscounted cash flows that the long-lived asset is expected to generate from use and eventual disposition. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. For the three and nine months ended September 30, 2024, we recorded impairment charges of approximately $5.0 million within our condensed consolidated statements of operations associated with construction in progress of certain assets under development by a third party subcontractor that were not in compliance according to the specifications under contract. No impairment charges were recorded for the three and nine months ended September 30, 2025. See Note 4 for further discussion of our impairment loss on property and equipment.

Earn-Out Liabilities
Unvested earn out units of Intuitive Machines, LLC (“Earn Out Units”) are classified as liability transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to shareholders’ equity (deficit) on the consolidated balance sheet. As of the Closing Date, the Earn Out Units had a fair value of $99.7 million. As a result of the OMES III Contract award by the National Aeronautics and Space Administration (“NASA”) in May 2023, Triggering Event I under the earn out agreement vested resulting in the issuance of 2,500,000 shares of Intuitive Machines Class C common stock, par value $0.0001 per share (the “Class C Common Stock”) with a fair value of approximately $19.4 million to the applicable Intuitive Machines, LLC Members resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. In February 2025, the Triggering Events II-A and III were met, resulting in the issuance of 5,000,000 and 2,500,000, respectively, shares of Class C Common Stock with an aggregate fair value of approximately $167.5 million, resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. See Note 11 - Fair Value Measurements for additional information related to the changes in fair value and conversions to equity of the earn-out liabilities. As of September 30, 2025, all of the Earn Out Units have vested and the earn-out liabilities no longer exist.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of September 30, 2025, the Company had cash and cash equivalents of $622.0 million and working capital of $560.0 million. The Company invests excess cash in highly liquid, low risk interest-bearing overnight sweep and demand deposit accounts with major financial institutions. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock, proceeds from warrant exercises, and proceeds from the issuance of bank debt.

On August 18, 2025, the Company issued $345.0 million aggregate principal amount of 2.500% convertible senior notes due 2030 (the “Convertible Notes”). The Convertible Notes are general, unsecured obligations of the Company and bear interest at a fixed rate of 2.500% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Convertible Notes will mature on October 1, 2030, unless earlier converted, redeemed, or repurchased. The net proceeds of the Convertible Notes were $334.6 million after deducting the initial purchasers’ discount and commissions and the offering expenses payable by the Company and we used approximately $36.8 million of the net proceeds to pay the cost of the capped call transactions (as further defined in Note 6 - Debt). For further information on the Convertible Notes refer to Note 6 - Debt.
On March 4, 2025, we entered into a loan and security agreement with Stifel Bank which provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million. As of September 30, 2025, the revolving credit facility remains unborrowed. See Note 6 - Debt for additional information on this loan and security agreement.
On November 3, 2025, the Company entered into a definitive agreement to acquire 100% of the issued and outstanding membership interests of Lanteris Space Holdings LLC, formerly Maxar Space Systems, a spacecraft manufacturer, from Advent International LLC. The aggregate consideration for the acquisition is $800 million, consisting of $450 million in cash and $350 million in the Company’s Class A Common Stock, subject to adjustments. The transaction is expected to close in the first quarter of 2026, subject to customary regulatory approvals and closing conditions. See Note 17 - Subsequent Events for additional information on this acquisition.

Management believes that the cash and cash equivalents as of September 30, 2025 and the liquidity provided under the Convertible Notes and the Stifel revolving credit facility, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continue to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. This ASU requires additional disclosures and, accordingly, the Company does not expect the adoption of ASU 2023-09 to have a material effect on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. The standard is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements.

In September 2025, FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software costs by eliminating the prescriptive and sequential development stage model and introducing a principles-based framework requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. The amendment is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impacts of adopting this ASU on its consolidated financial statements.

Other Current Liabilities

As of September 30, 2025 and December 31, 2024, other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Payroll accruals	12,407	10,274
Income tax payable	43	43
Professional fees accruals	1,979	960
Loan interest payable	1,030	—
Other accrued liabilities	165	212
Other current liabilities	$15,624	$11,489

NOTE 3 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenue by contract type
Fixed price	$30,275	58%	$23,097	39%	$95,992	58%	$52,759	30%
Cost reimbursable	19,190	36%	33,844	58%	62,877	38%	115,581	67%
Time and materials	1,522	3%	1,537	3%	4,955	3%	4,998	3%
Revenue from contracts with customers	50,987	97%	58,478	100%	163,824	99%	173,338	100%
Grant revenue	1,450	3%	—	—%	1,450	1%	—	—%
Total revenue	$52,437	100%	$58,478	100%	$165,274	100%	$173,338	100%
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
The following table presents contract assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Contract assets
Unbilled receivables	$7,151	$18,113
Deferred contract costs	3,024	16,479
Total	$10,175	$34,592

Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $7.1 million and $22.7 million for the three and nine months ended September 30, 2025, respectively and $1.5 million and $6.5 million for the three and nine months ended September 30, 2024, respectively. Launch delay fees are recorded directly to the cost of revenue and were none and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $2.2 million for the three and nine months ended September 30, 2024, respectively.

The following table presents contract liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Contract liabilities – current
Deferred revenue	$56,438	$54,803
Contract loss provision	9,165	7,890
Accrued launch costs	555	2,491
Total contract liabilities – current	66,158	65,184
Contract liabilities – long-term
Deferred revenue	—	14,334
Contract loss provision	1,636	—
Total contract liabilities – long-term	1,636	14,334
Total contract liabilities	$67,794	$79,518
Revenue recognized from amounts included in contract liabilities at the beginning of the period was $40.9 million and $8.4 million during the nine months ended September 30, 2025 and 2024, respectively.
Loss Contracts
A contract loss occurs when the current estimate of the consideration that we expect to receive is less than the current estimate of total estimating costs to complete the contract. For purposes of determining the existence of or amount of a contract loss, we consider total contract consideration, including any variable consideration constrained for revenue recognition purposes. We may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of $1.7 million and $23.9 million for the three and nine months ended September 30, 2025, respectively, and $1.7 million and $22.8 million for the three and nine months ended September 30, 2024, respectively.
The status of these loss contracts was as follows:
•Our IM-1 mission contract for lunar payload services became a loss contract due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The contract was successfully completed in February 2024. As a result of a successful mission, previously constrained variable consideration of $12.3 million as of December 31, 2023 was released and approximately $11.6 million was recognized as revenue during the first quarter of 2024. For the nine months ended September 30, 2024 changes in estimated contract costs resulted in an additional of $5.7 million in contract loss.
•Our IM-2 mission contract for lunar payload services, became a loss contract in 2023 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The IM-2 mission associated with this contract was completed in March 2025. For the nine months ended September 30, 2025 and 2024, changes in estimated contract costs resulted in an additional $1.0 million and $7.2 million in contract loss, respectively. During the third quarter of 2025, the IM-2 mission contract was closed-out and we recognized revenue of approximately $5.5 million. As of December 31, 2024, the contract loss provision recorded in contract liabilities, current in our condensed consolidated balance sheets was $0.9 million, and there was no contract loss provision remaining as of September 30, 2025.

•Our IM-3 mission contract for lunar payload services became a loss contract in 2021 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. For the nine months ended September 30, 2025 and 2024, changes in estimated contract costs resulted in an additional $19.6 million and $9.9 million in contract loss, respectively. The increase in estimated contract costs was primarily driven by the alignment of the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSNS contract obligations. The period of performance for this contract currently runs through June 2026. However, these efforts are expected to extend the mission launch window to the second half of 2026. As of September 30, 2025, this contract was approximately 80% complete. As of September 30, 2025 and December 31, 2024, the contract loss provision recorded in contract liabilities, current was $7.9 million and $7.0 million, respectively, and $0.4 million and zero, respectively, in contract liabilities, non-current in our condensed consolidated balance sheets.

•Our IM-4 mission contract for lunar payload services, became a loss contract during the second quarter of 2025 due to estimated contract costs exceeding the estimated amount of consideration that we expect to receive. For the nine months ended September 30, 2025, changes in estimated contract costs resulted in $3.3 million in contract loss. As of September 30, 2025 this contract was approximately 24% complete. The period of performance for this contract currently runs through August 2028. As of September 30, 2025, the contract loss provision recorded in contract liabilities, current was $1.3 million and $1.2 million in contract liabilities, non-current in our condensed consolidated balance sheets.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $119.3 million. The Company expects to recognize revenue on approximately 10-15% of the remaining performance obligations over the remaining 3 months in 2025, 55-60% in 2026 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of September 30, 2025 due to the uncertainty of achieving performance milestones or other factors not yet resolved.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials and cost reimbursable agreements.

Grant Revenue and Related Matters
In April 2025, the Texas Space Commission (“TSC”) selected Intuitive Machines for a grant up to $10.0 million from the Space Exploration and Research Fund. This funding supports the development of an Earth reentry vehicle and orbital fabrication lab designed to enable microgravity biomanufacturing and is intended to serve as a critical risk-reduction platform for the Company’s future lunar sample return missions. Under the TSC grant, the Company will apply up to $10.0 million in funds pursuant to budget periods defined in the TSC award through June 30, 2026 as reimbursement for costs incurred in completing the tasks, specified by the Company, to complete the design of the Earth reentry vehicle. The TSC can terminate the TSC award for convenience. Under such a termination, the Company will be permitted to seek reimbursement of valid costs incurred through the date of termination. During the three and nine months ended September 30, 2025, the Company recognized grant revenue of $1.5 million and corresponding expenses included in cost of revenue on the condensed consolidated statement of operations. As of September 30, 2025, the grant receivable was $1.5 million, and is included in trade accounts receivables on the condensed consolidated balance sheet.

NOTE 4 - PROPERTY AND EQUIPMENT, NET
As of September 30, 2025 and December 31, 2024, property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$240	$208
Vehicles and trailers	138	129
Computers and software	6,966	4,146
Furniture and fixtures	1,901	1,913
Machinery and equipment	7,192	4,361
Construction in progress	39,518	17,117
Property and equipment, gross	55,955	27,874
Less: accumulated depreciation and amortization	(6,485)	(4,510)
Property and equipment, net	$49,470	$23,364
Total depreciation expense related to property and equipment for the three and nine months ended September 30, 2025 was $0.8 million and $2.2 million, respectively, and $0.5 million and $1.3 million, respectively, for the three and nine months ended September 30, 2024.

As of September 30, 2025, construction in progress includes $32.7 million in capitalized costs associated with the fabrication and development of communications satellites and ground network assets, primarily in support of the NSNS contract within our Data Transmission Services business. During the third quarter of 2024, management determined that certain assets under development by a third party subcontractor were not in compliance according to the specifications under contract. Management concluded that carrying cost of these assets was not recoverable and recorded an impairment charge of approximately $5.0 million, including capitalized interest of $0.5 million, in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024.
NOTE 5 - LEASES
The Company leases real estate for administrative office space, research, marketing and light manufacturing operations of the lessee’s aerospace related research and development business under operating leases.
The Company has five real estate leases with lease terms ranging from 52 months to 313 months and seven equipment leases (of which six are finance leases) with lease terms ranging from 36 months to 60 months, some of which contain options to extend and some of which contain options to terminate the lease without cause at the option of lessee.
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
Lunar Production and Operations Center Expansion
In July 2025, we executed an amendment to our ground lease agreement to expand our Lunar Production and Operations Center (“LPOC”) at the Houston Spaceport at Ellington Airport. The expansion calls for an additional investment of approximately $12.6 million by the Company for the construction of new production and testing facilities, plus support infrastructure, to scale our lunar lander assembly, Earth-reentry systems, Lunar Terrain Vehicle development, and NASA’s Near Space Network Services. The amendment expands the total leased project site by an additional tract of approximately 3.0 acres. The amendment extends the lease term from 20 years to 25 years (ending October 2048), with three optional renewal periods of 5 years each, and reduces the right-of-use assets and liabilities by approximately $7.1 million. The Company accounted for this amendment as a lease modification by remeasuring the right-of-use assets and liabilities as of the effective date. Should construction costs exceed the estimated expansion investment, the Company will consider and account for the excess as variable lease payments or, if the excess costs are significant, the Company will remeasure the lease liability and right-of-use asset. Furthermore, the amendment includes lease components that have not yet commenced. The Company expects to recognize additional lease liabilities of approximately $7.9 million as the expansion phases are completed in 2026.

Spaceport Facility Lease Agreement
In July 2025, we executed a sublease for additional office and production space at the Houston Spaceport at Ellington Airport totaling approximately 116,000 square feet. The leased production space includes turn-key production equipment, including test facilities, that allow for an efficient and cost-effective expansion of our manufacturing capabilities. The lease agreement has a remaining term of 7 years. As of September 30, 2025, the Company recorded operating right-of-use assets of $6.5 million and operating lease liabilities of $6.7 million.

The components of total lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,232	$1,050	$3,547	$2,982
Finance lease cost	10	9	30	27
Variable lease cost	96	—	264	—
Short-term lease cost	137	21	401	48
Total lease cost	$1,475	$1,080	$4,242	$3,057
The components of supplemental cash flow information are as follows (in thousands):

	Nine Months Ended September 30,
	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities	$2,695	$6	$1,535	$27
Cash flows from investing activities	$—	$—	$2,491	$2
Cash flows from financing activities	$—	$32	$—	$26
Right-of-use assets obtained in exchange for new lease liabilities	$6,607	$—	$4,264	$44
Right-of-use assets reduced due to lease modifications	$7,103	$—	$—	$—
Weighted average remaining lease term (months)	215	25	207	31
Weighted average discount rate	11.3%	8.0%	6.5%	7.8%
The operating and finance lease ROU assets, current operating lease liabilities, current finance lease liabilities, non-current operating lease liabilities, and non-current finance lease liabilities are disclosed in our condensed consolidated balance sheets.
The table below includes the estimated future undiscounted cash flows for operating and finance leases as of September 30, 2025 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$646	$12
2026	15,327	45
2027	3,659	21
2028	3,834	8
2029	4,340	—
Thereafter	81,297	—
Total undiscounted lease payments	$109,103	$86
Less: imputed interest	72,770	6
Present value of lease liabilities	$36,333	$80

NOTE 6 - DEBT

The following table summarizes our outstanding debt (in thousands):

	September 30, 2025	December 31, 2024
Convertible Notes	$345,000	$—
Less: unamortized debt discount	(9,266)	—
Less: unamortized debt issuance costs	(907)	—
Total long-term debt	$334,827	$—
Convertible Notes
On August 18, 2025, the Company issued $345.0 million aggregate principal amount of 2.500% convertible senior notes due 2030. The Convertible Notes are general, unsecured obligations of the Company and bear interest at a fixed rate of 2.500% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Convertible Notes will mature on October 1, 2030, unless earlier converted, redeemed, or repurchased.

The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding July 1, 2030 only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate on each such trading day; (3) if the Company issues a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after July 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing conditions. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s election.

The Company may not redeem the notes prior to October 6, 2028. The Company may redeem for cash all or any portion of the notes, at the Company’s option, on or after October 6, 2028 and prior to the 26th scheduled trading day immediately preceding the maturity date, but only if the “liquidity condition” (as defined below) is satisfied and the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The “liquidity condition” is satisfied if the Company has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, after giving effect to all applicable grace periods thereunder and other than current reports on Form 8-K; or if the Company has elected to settle all conversions by cash settlement. If the Company redeems less than all the outstanding Convertible Notes, at least $75.0 million aggregate principal amount must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption (unless the Company makes an “all notes election” with respect to such partial redemption, in which case such partial redemption limitation shall not apply). No sinking fund is provided for the notes.

The initial conversion rate for the Convertible Notes is 76.2631 shares of Class A Common Stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $13.1125 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, holders who convert their notes in connection with a make-whole fundamental change or a notice of redemption may be entitled to an increase in the conversion rate. For the potential dilutive impact of the Convertible Notes if-converted, refer to Note 12 - Net Loss per Share.

The Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company after which the notes become automatically due and payable. As of September 30, 2025, the Company was in compliance with all debt covenant requirements related to the Convertible Notes.

As of September 30, 2025, the aggregate fair value of the Convertible Notes was $368.0 million based on an observable market quote in an active market (Level 2 inputs). Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the accompanying condensed consolidated balance sheet as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. The conversion feature was evaluated under ASC 815, “Derivatives and Hedging” and ASC 470-20 “Debt with Conversion and Other Options” and was not separated as a derivative because it met the equity scope exception; therefore, the Convertible Notes are accounted for entirely as a liability. During the three and nine months ended September 30, 2025, the effective interest rate on the Convertible Notes, including the impact of the debt discount and issuance costs, was approximately 3.09% and the Company recognized $1.3 million of interest expense related to the Convertible Notes which included the amortization of the debt discount and issuance costs of $0.2 million.

Capped Calls
On August 18, 2025, in connection with the issuance of the Convertible Notes (as described above), the Company entered into capped call transactions (the “Capped Calls”) with certain financial institutions at an aggregate cost of approximately $36.8 million. The Capped Calls cover, subject to anti-dilution adjustments, the number of Class A Common Stock underlying the Convertible Notes. The Capped Calls can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Convertible Notes. The Capped Calls have an initial strike price of $13.1125 and an initial cap price of $20.9800 per share, which are subject to certain adjustments under the terms of the Capped Calls. The Capped Calls meet the criteria for equity classification under ASC 815-40 as they are indexed to the Company’s own stock and require settlement in shares or cash at the Company’s option. The Capped Calls cover approximately 26,310,770 of Class A Common Stock. These instruments are excluded from diluted earnings per share calculations as they are currently anti-dilutive.

Stifel Loan Agreement
On March 4, 2025, we entered into a loan and security agreement (the “Loan Agreement”) with Stifel Bank. The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million (the “Revolving Facility”). The proceeds of the loans (and any letters of credit issued thereunder) may be used for the funding of growth initiatives, including working capital needs and general corporate purposes as the Company continues to focus on minimizing its cost of capital while maximizing available funding alternatives. Amounts outstanding under the Revolving Facility bear interest at a rate per annum equal to the greater of (a) Term SOFR (secured overnight financing rate) plus 2.75% and (b) 6.00% and requires the Company to meet certain financial and other covenants. The Loan Agreement matures on April 30, 2027 (the “Maturity Date”). Subject to certain conditions in the Loan Agreement, amounts borrowed thereunder may be repaid and reborrowed at any time prior to the Maturity Date. As of September 30, 2025, the Company was in compliance with all covenants related to the Loan Agreement. As of September 30, 2025, there was no outstanding debt under the Stifel Loan Agreement.
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
NOTE 7 - INCOME TAXES

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

For the three and nine months ended September 30, 2025, we recognized $5 thousand U.S. federal and state expense for income taxes, and our effective combined U.S. federal and state income tax rates were (0.05)% and (0.01)%, respectively. For the three and nine months ended September 30, 2024, we recognized a combined U.S. federal and state expense for income taxes of,$50 thousand, and our effective combined U.S. federal and state income tax rates were (0.06)% and (0.03)%, respectively. For the three and nine months ended September 30, 2025 and 2024, our effective tax rate differed from the statutory rate primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income.

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

All such payments to the TRA Holders are the obligations of the Company, and not that of Intuitive Machines, LLC. As of September 30, 2025, based primarily on historical losses of the Company, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset for a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. As of September 30, 2025, management does not expect a TRA liability to be recorded.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We have assessed the impact of the OBBBA and determined that the impact on our condensed consolidated financial statements is not material.

NOTE 8 - MEZZANINE EQUITY AND EQUITY

Capital Stock

The table below reflects share information about the Company’s capital stock as of September 30, 2025.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	120,074,013	(2,191,080)	117,882,933
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	60,899,264	—	60,899,264
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	180,978,277	(2,191,080)	178,787,197

Share Repurchase
In February 2025, related to the Warrant Redemption (as further discussed in Note 9), Michael Blitzer, a director and warrant holder, agreed to exercise 1,800,000 of the Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

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

Private Placement Transaction
On September 5, 2023, the Company consummated a securities purchase agreement (the “Purchase Agreement”) with Armistice Capital Master Fund Ltd (the “Purchaser”) pursuant to which the Company agreed to sell securities to the Purchaser in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of (i) an aggregate of 4,705,883 shares of the Company’s Class A Common Stock (the “PIPE Shares”) and (ii) an accompanying (a) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series A Warrant”) at an exercise price of $4.75 per share and (b) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series B Warrant”) at an exercise price of $4.75 per share, for aggregate gross proceeds of $20.0 million, before deducting related transaction costs of $1.4 million. The Initial Series A Warrant and the Initial Series B Warrant are immediately exercisable and will expire on March 5, 2029 and March 5, 2025, respectively. During the first quarter of 2024, the Initial Series A Warrant and the Initial Series B Warrant were fully exercised. Refer to Note 9 - Warrants, for further information on the Initial Series A Warrant and Initial Series B Warrant.

Redeemable Noncontrolling Interests (Mezzanine Equity)
As of September 30, 2025, the prior investors of Intuitive Machines, LLC own 34.1% of the outstanding common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.

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

Preferred Investor Warrants

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

As result of the Private Placement Transaction on September 5, 2023 discussed in Note 8 and in accordance with the terms of the Certificate of Designation, the Preferred Investor Warrants exercise price was reduced from $15.00 to $11.50 per share and the aggregate number of shares of Class A Common Stock issuable upon exercise of the Preferred Investor Warrants was proportionally increased to 706,522.

As of September 30, 2025, there have been no exercises of the Preferred Investor Warrants.

Warrant Exercise Agreement

On January 10, 2024, the Company entered into a Warrant Exercise Agreement with the Armistice Capital Master Fund Ltd (the “Purchaser”) to exercise in full the Initial Series B Warrant to purchase up to an aggregate 4,705,883 shares of Class A Common Stock. In consideration for the immediate and full exercise of the Initial Series B Warrant, the existing investor received (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,705,883 shares of Class A Common Stock with an exercise price of $2.75 per share and a term of 5.5 years (the “New Series A Warrant”) and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,705,883 shares of Class A Common Stock with an exercise price of $2.75 per share and a term of 18 months (the “New Series B Warrant”), collectively, (the “New Warrants”), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. In connection with the Warrant Exercise Agreement, the Company also agreed to reduce the exercise price of the Initial Series B Warrant from $4.75 to $2.50 per share and reduced the exercise price of the Initial Series A Warrant to purchase up to 4,705,883 shares of Class A Common Stock from $4.75 to $2.75 per share.

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

During the nine months ended September 30, 2025, the Company recognized a gain of $31.9 million from the change in fair value of the Conversion Series A Warrant liability in our condensed consolidated statement of operations. During the nine months ended September 30, 2024, the Company recognized a loss of $17.8 million and $17.7 million from the change in fair value of the Conversion Series A Warrant liability and Conversion Series B Warrant liability, respectively.

The Company’s overall warrant activity for the nine months ended September 30, 2025 was as follows:

	Public and Private Warrants	Preferred Investor Warrants	Conversion Series A Warrants
Balance, December 31, 2024	21,929,953	706,522	4,150,780
Warrant exercises	(15,358,229)	—	—
Warrant redemptions	(6,571,724)	—	—
Balance, March 31, 2025	—	706,522	4,150,780
Warrant exercises	—	—	—
Balance, June 30, 2025	—	706,522	4,150,780
Warrant exercises	—	—	—
Balance, September 30, 2025	—	706,522	4,150,780

NOTE 10 - SHARE-BASED COMPENSATION
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

As of September 30, 2025, Intuitive Machines, LLC was authorized to issue a total of 765,042 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2024	989,423	$3.54	6.74
Granted	—	—
Exercised	(189,893)	1.80
Forfeited	(34,488)	1.80
Balance as of September 30, 2025	765,042	$4.04	6.06	$4,954,053
Exercisable as of September 30, 2025	574,240	$3.59	5.98	$3,977,117
Aggregate intrinsic value represents the difference between the exercise price of the options and the market price of our Class A Common Stock.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2024	$2.23
Granted	—
Vested	1.71
Forfeited	0.55
Non-vested as of September 30, 2025	$3.17
Share-based compensation expense related to options was $50 thousand and $153 thousand for the three and nine months ended September 30, 2025, respectively, $78 thousand and $298 thousand for the three and nine months ended September 30, 2024, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of September 30, 2025, the Company had $167 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 1.80 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of September 30, 2025, the Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs”) as outlined in the following disclosures. No other awards have been granted under the 2023 Plan. As of September 30, 2025, approximately (7,645,211 shares were available for future grants under the 2023 Plan.

Restricted Stock Units and Performance Stock Units

Pursuant to the 2023 Plan, the Company grants RSUs with time-based vesting requirements which typically vest over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of RSUs and PSUs are based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU and PSU activity:

	Number of Units(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	3,307,039	$4.31
Granted	735,151	16.98
Vested	(1,267,914)	4.56
Forfeited	—	—
Balance as of September 30, 2025	2,774,276	$7.55

(1)    Includes PSUs of 53,333 granted in October 2024 at the 100% attainment level which are based on two performance goals related to the Company’s financial management plan. Each goal has a performance multiplier of 50% and must be attained by September 1, 2025. As of April 2025, the performance goals were attained and all 53,333 PSU grants fully vested.

Share-based compensation expense related to RSUs was $1.4 million and $6.3 million for the three and nine months ended September 30, 2025, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2024, respectively. Share-based compensation expense related to PSUs was zero and $0.3 million for the three and nine months ended September 30, 2025, respectively, and zero and $3.2 million for the three and nine months ended September 30, 2024, respectively. Share-based compensation expense for RSUs and PSUs are classified in the condensed consolidated statement of operations under general and administrative expense. As of September 30, 2025, the estimated unrecognized share-based compensation costs related to unvested RSUs was $16.9 million that is expected to be recognized over a weighted average period of 2.75 years. As of April 2025, the remaining PSUs were fully vested and hence the Company has no estimated unrecognized share-based compensation costs related to unvested PSUs.
NOTE 11 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 at fair value on a recurring basis.

	September 30, 2025
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities - Conversion Series A	Recurring	36,859	—	—	36,859

Total liabilities measured at fair value		$36,859	$—	$—	$36,859

	December 31, 2024
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$134,156	$—	$—	$134,156

Warrant liabilities - Conversion Series A	Recurring	68,778	—	—	68,778

Total liabilities measured at fair value		$202,934	$—	$—	$202,934

Cash and cash equivalents consist of cash in bank, demand deposit accounts, money market funds and short-term certificates of deposit with original maturities of less than 90 days. Because of the short-term nature of these instruments, the carrying amounts approximate fair value and therefore are considered Level 1 measurements under the fair value hierarchy.

The following tables provide roll-forwards of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	Warrant liabilities - Conversion Series A	Total Warrant liabilities
Balance, December 31, 2024	$134,156	$68,778	$68,778
Change in fair value	33,369	(31,919)	(31,919)
Converted to equity	(167,525)	—	—
Balance, September 30, 2025	$—	36,859	36,859

	Earn-out liabilities	Warrant liabilities - Series A	Warrant liabilities - Series B	Total Warrant liabilities
Balance, December 31, 2023	$14,032	$8,612	$2,682	$11,294
Additions	—	20,827	11,262	32,089
Change in fair value	33,816	18,800	17,841	36,641
Converted to equity	—	(20,471)	(9,758)	(30,229)
Balance, September 30, 2024	$47,848	27,768	22,027	49,795

Earn-out Liabilities

As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of 2,500,000 vested during the year ended December 31, 2023, and the remaining 7,500,000 Earn Out Units vested during the nine months ended September 30, 2025.

Warrant Liabilities
Conversion Warrants
The fair value of the Conversion Series A Warrant liabilities as of September 30, 2025 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $10.52; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.63%; and (iv) expected volatility of 91%.

NOTE 12 - NET LOSS PER SHARE

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders for the three and nine months ended September 30, 2025 and 2024 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

Diluted net income (loss) per share of Class A common stock includes additional weighted average common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for the Series A Preferred Stock and Convertible Notes, and the treasury method for our RSUs, PSUs, options, and warrants. During loss periods, diluted net loss per share for all periods presented is the same as basic net loss per share as the inclusion of the potentially issuable shares would be anti-dilutive. The Capped Call transactions entered into in connection with the Convertible Notes (as discussed in Note 6) are excluded from diluted net income (loss) per share calculations as they are designed to reduce potential dilution and are currently anti-dilutive

The following table presents the computation of the basic and diluted loss per share of Class A Common Stock (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(9,960)	$(80,411)	$(47,191)	$(181,787)
Less: Net loss attributable to redeemable noncontrolling interest	(3,445)	(25,679)	(4,944)	(50,001)
Less: Net income attributable to noncontrolling interest	327	668	1,172	2,429
Net loss attributable to the Company	(6,842)	(55,400)	(43,419)	(134,215)
Less: Cumulative preferred dividends	(158)	(143)	(456)	(751)
Net loss attributable to Class A common shareholders	$(7,000)	$(55,543)	$(43,875)	$(134,966)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	117,815,856	67,072,014	114,150,168	52,971,882

Net loss per share of Class A common stock - basic and diluted	$(0.06)	$(0.83)	$(0.38)	$(2.55)

The following table presents potentially dilutive securities, as of the end of the periods, excluded from the computation of diluted net loss per share of Class A Common Stock as their effect would be anti-dilutive, their exercise price was out-of-the-money, or because of unsatisfied contingent issuance conditions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs(1)	2,963,588	3,251,206	2,963,588	3,251,206
Options(1)(4)	765,042	1,027,451	765,042	1,027,451
Series A Preferred Stock(2)	2,117,362	1,916,965	2,065,532	1,869,956
Warrants(1)(4)	4,857,302	30,638,374	4,857,302	30,638,374
Earn Out Units(3)	—	7,500,000	—	7,500,000
Convertible Notes(2)	12,297,425	—	4,099,142	—

(1)    Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. The number of RSUs outstanding at the three and nine months ended September 30, 2025 consists of 2,774,276 unvested RSUs and 189,312 vested RSUs with elected deferrals of the issuance of Class A common stock.
(2)    Represents number of instruments outstanding as converted at the end of the period that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. For the three and nine months ended September 30, 2025, the Convertible Notes (if-converted) included in the table above that were out-of-the-money totaled 12,297,425 and 4,099,142, respectively.
(3)    Represents number of Earn Out Units outstanding at the end of the period that were excluded due to unsatisfied contingent issuance conditions.
(4)    Options and warrants with exercise prices greater than the average market price of our Class A Common Stock would be excluded from the computation of diluted net income per share because they are out-of-the-money. The out-of-the-money instruments included in the table above were warrants of 706,522 for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the out-of-the-money instruments included in the table above were options of 250,308 and warrants of 22,636,814.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. The Company bases any accrual for losses on a variety of factors, including informal settlement discussions. As of September 30, 2025 and December 31, 2024, the aggregate amount accrued on our condensed consolidated balance sheet is approximately $2.1 million. For matters for which no accrual has currently been made or for potential losses in excess of amounts accrued, the Company currently believes, based on its internal investigations, that any losses that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, it could have a material adverse effect on our business, financial condition and results of operations. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

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

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. Our aggregate purchases under these commitments totaled approximately $20.4 million and $49.4 million for the three and nine months ended September 30, 2025, respectively, and $6.0 million and $29.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had remaining purchase obligations under non-cancelable commitments with various vendors totaling $93.2 million of which $11.9 million is due during the remaining of 2025, $59.7 million due in 2026, and the remaining $21.6 million due in 2027.
NOTE 14 - RELATED PARTY TRANSACTIONS
Intuitive Machines, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.
IBX, LLC and PTX, LLC
From time to time, the Company may incur expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms. IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX/PTX. The Company incurred no expenses with IBX/PTX for the three and nine months ended September 30, 2025, and incurred expenses of $30 thousand and $54 thousand for the three and nine months ended September 30, 2024, respectively. There was no affiliate accounts payable related to IBX expenses as of September 30, 2025 and December 31, 2024.

KBR, Inc.
KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries holds approximately 10% of the equity of Space Network Solutions, LLC (“SNS”), one of our operating subsidiaries. The Company recognized affiliate revenue from KBR related to engineering services of $0.4 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, there was $0.3 million and $0.4 million, respectively, of affiliate accounts receivable related to KBR revenue.

In addition, SNS incurred cost of revenue with KBR related to the OMES III contract of $5.3 million and $8.5 million for the three months ended September 30, 2025 and 2024, respectively, and $17.1 million and $27.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, there was $2.1 million and $2.5 million, respectively, of affiliate accounts payable related to cost of revenue with KBR. See Note 15 - Variable Interest Entities for more information on the OMES III contract with KBR.

Revenue and expenses related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.

ASES
The Company recognized revenue from ASES related to engineering services of $0.3 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. There was $0.1 million of affiliate accounts receivable related to ASES revenue as of September 30, 2025 and December 31, 2024. ASES is a joint venture between Aerodyne and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a current member of management of Aerodyne Industries, LLC.

In addition, SNS incurred cost of revenue with Aerodyne related to the OMES III contract of $0.4 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, and none for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, there was $0.1 million and zero, respectively, of affiliate accounts payable related to cost of revenue with Aerodyne. See Note 15 - Variable Interest Entities for more information on the OMES III contract.

Revenue and expenses related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.

X-energy, LLC
The Company incurred expenses with X-energy, LLC (“X-energy”) of zero and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, there was no affiliate accounts payable related to X-energy expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.

Axiom Space, Inc.
The Company recognized revenue from Axiom Space, Inc. (“Axiom”) related to space infrastructure development activities of $300 thousand for the three and nine months ended September 30, 2025, and zero and $50 thousand for the three and nine months ended September 30, 2024. As of September 30, 2025, there was affiliate accounts receivable of $300 thousand related to Axiom and none as of December 31, 2024. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a co-founder and Executive Chairman of Axiom. Revenue related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms.
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

Space Network Solutions was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded Space Network Solutions a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. As of September 30, 2025, SNS LLC had total assets of $9.4 million and total liabilities of $6.4 million. As of December 31, 2024, SNS LLC had total assets of $12.9 million and total liabilities of $9.2 million.
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
The IX LLC JV was formed to pursue nuclear space propulsion and surface power systems in support of future space exploration goals. In the third quarter of 2022, the IX LLC JV received an award from Battelle Energy Alliance to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars. As of September 30, 2025 and December 31, 2024, the assets and liabilities of IX LLC JV totaled $— million and $0.5 million, respectively, associated with project execution activities subcontracted to the IX LLC JV partners and other third parties.

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

All of the Company’s long-lived assets are maintained in the U.S. We geographically disaggregate our revenues based on the customer’s country of domicile. Substantially all of our revenues are derived from customers in the U.S., and our revenues from foreign customers were 10% and 6% of total revenues for the three and nine months ended September 30, 2025, respectively, and were not material for the three and nine months ended September 30, 2024. Refer to Note 2 for information regarding our major customers and Note 3 for further information on revenues.

The following presents the significant financial information with respect to the Company’s reportable segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$52,437	$58,478	$165,274	$173,338
Less:
Cost of revenue (excluding depreciation)(1)	46,769	54,357	164,772	171,248
Depreciation	815	482	2,190	1,319
Impairment of property and equipment	—	5,044	—	5,044
General and administrative expense (excluding depreciation):
Sales and marketing expense(2)	5,156	807	7,960	2,276
Other general and administrative expense(3)	15,116	11,512	44,488	37,450
Total general and administrative expense (excluding depreciation)	20,272	12,319	52,448	39,726

Operating loss	(15,419)	(13,724)	(54,136)	(43,999)

Interest income	4,833	44	9,752	118
Interest expense	(1,344)	(13)	(1,442)	(87)
Change in fair value of earn-out liabilities	—	(33,328)	(33,369)	(33,816)
Change in fair value of warrant liabilities	1,950	(33,686)	31,919	(36,641)
Loss on issuance of securities	—	—	—	(68,080)
Other income, net	25	346	90	768
Income tax expense	(5)	(50)	(5)	(50)
Net loss	$(9,960)	$(80,411)	$(47,191)	$(181,787)

(1)    Cost of revenue consists primarily of direct material and labor costs, launch costs, manufacturing overhead, freight expense, and other personnel-related expenses, which include employee compensation and benefits and stock-based compensation expense.
(2)    Sales and marketing expense primarily includes business development and research and development related expenses such as, employee compensation and benefits, subcontract costs, marketing, and materials and supplies costs. Costs incurred for business development were $1.2 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $2.6 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively. Costs incurred for research and development costs were $4.0 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $5.4 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

(3)    Other general and administrative expense primarily includes all other employee compensation and benefits, stock-based compensation, facilities costs, professional services, software licenses, and other administrative costs.
NOTE 17 - SUBSEQUENT EVENTS
Purchase Agreement - Lanteris Space Holdings LLC
On November 3, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), to acquire Lanteris Space Holdings LLC (“Lanteris”) from Advent International LLC. Formerly Maxar Space Systems, Lanteris is a leading satellite manufacturer and provider for space exploration with a record of delivering mission success across national security, commercial and civil space. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions therein, the Company will purchase from Advent 100% of the issued and outstanding membership interests of Lanteris. The aggregate consideration for the acquisition is $800 million, consisting of $450 million in cash and $350 million in the Company’s Class A Common Stock, subject to adjustments as set forth in the Purchase Agreement. The transaction is expected to close in the first quarter of 2026, subject to customary regulatory approvals and closing conditions.

Stock Purchase Agreement - KinetX, Inc.
On October 1, 2025, the Company completed the stock purchase agreement to acquire 100% of the issued and outstanding capital stock of KinetX, Inc (“KinetX”). KinetX is a privately-held, Arizona-based aerospace company with more than 30 years of experience delivering flight-proven, deep space navigation, systems engineering, ground software, and constellation mission design to the U.S. government and international customers. The consideration for the acquisition totaled approximately $31.1 million, consisting of the aggregate base consideration of $30.0 million plus $1.1 million for net working capital and other adjustments, and was paid in a combination of $16.1 million cash and 1,434,005 shares of the Company’s Class A Common Stock valued at $15.0 million based on a volume-weighted average price of $10.46. As of the date of this filing, the initial accounting for the acquisition of KinetX is incomplete due to the timing of available information. The Company is gathering the necessary information to provide such disclosures in future filings.

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

The United States (“U.S.”) government has indicated that returning to the Moon is of strategic importance to the U.S. and we believe it will continue to have bipartisan support as we enter the next generation space race with the People’s Republic of China (“China”). We believe that space is the next economic frontier, with the Moon being the next stepping stone, and the increased demand from governments, intelligence agencies, commercial industries, and private individuals has created multiple opportunities for long-term growth. We intend to participate in expanding the cislunar economy through a steady cadence of missions, with the intent of offering reduced cost of access and operations while providing reliable missions on a defined schedule. We are one of a select few companies servicing NASA and a worldwide set of commercial payload customers. We believe we have a strong position, as evidenced by four Commercial Lunar Payload Services (“CLPS”) awards to date as of September 30, 2025. On February 22, 2024, our Nova-C lander became the first U.S. vehicle to softly land on the lunar surface since 1972, utilizing our Nova-C Guidance, Navigation and Control (“GN&C”) and Propulsion systems, both of which were designed and are produced in-house. Our IM-1 Nova-C lander carried approximately 100 kilograms of science experiment and technology demonstration payloads, including the first CLPS payload, to a landing site closer to the lunar south pole than any previous mission. We operated on the lunar surface beyond the CLPS required mission duration and downloaded over 500 MB of payload customer data on our commercial Lunar Data Network. In March 2025, our IM-2 mission landed at the southernmost location of the Moon, 5 degrees from the south pole. While in transit, our space to ground communications brought down over 8GB of data from space over our network; delivered 3 rideshare customers to trans lunar injection orbit and assisted them with ground tracking and communication; and demonstrated precision autonomous orbit operations circling the Moon for 39 orbits over a 72 hour period. While on the surface, we demonstrated the ability to manage power in thermal conditions on the south pole surface and in a crater. With the challenge of not being able to recharge the IM-2 lander solar panels post landing, the mission was still able to complete several mission and payload milestones, including downloading 500 MB of payload customer data from the lunar surface.

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

We operate under three core pillars which we believe are required to develop cislunar and deep space commerce: delivery services, data transmission services, and infrastructure as a service. Under Accounting Standards Codification (“ASC”) 280 “Segment Reporting,” we concluded that our core pillars operate as one reportable segment. See our Segment Reporting disclosure under Notes 2 and 16 in our condensed consolidated financial statements for further discussion on our reportable segment. Provided below are summarized descriptions of our three core pillars.
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
•Data Transmission Services offerings include the collection, processing, and interpretation of space-based data, utilizing applications, such as, command, control, communications, reconnaissance and prospecting. In September 2024, NASA awarded Intuitive Machines a NSNS contract for communication and navigation services for missions in the near space region, which extends from Earth’s surface to beyond the Moon.
•Infrastructure as a Service delivers space assets performing tasks and making decisions without human intervention that are designed to perform essential functions, such as, navigation, maintenance, scientific data collection, and system health monitoring. During 2024, NASA awarded Intuitive Machines a LTV contract to support the agency’s Artemis Campaign as a prime contractor, leading the development of the Moon RACER.
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
New Awards and Recent Developments
Purchase Agreement - Lanteris Space Systems
On November 3, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), to acquire Lanteris Space Holdings LLC (“Lanteris”) from Advent International LLC. Formerly Maxar Space Systems, Lanteris is a leading satellite manufacturer and provider for space exploration with a record of delivering mission success across national security, commercial and civil space. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions therein, the Company will purchase from Advent 100% of the issued and outstanding membership interests of Lanteris. The aggregate consideration for the acquisition is $800 million, consisting of $450 million in cash and $350 million in the Company’s Class A Common Stock, subject to adjustments as set forth in the Purchase Agreement. In alignment with the Company’s vision, the acquisition of Lanteris positions it as a vertically integrated, next generation space prime that can design, manufacture, deliver, and operate missions from earth orbit to the Moon, Mars, and beyond.

The transaction is expected to close in the first quarter of 2026, subject to customary regulatory approvals and closing conditions.

Stock Purchase Agreement - KinetX, Inc.
On October 1, 2025, the Company completed the stock purchase agreement to acquire 100% of the issued and outstanding capital stock of KinetX, Inc (“KinetX”). KinetX is a privately-held, Arizona-based aerospace company with more than 30 years of experience delivering flight-proven, deep space navigation, systems engineering, ground software, and constellation mission design to the U.S. government and international customers. The consideration for the acquisition totaled approximately $31.1 million, consisting of the aggregate base consideration of $30.0 million plus $1.1 million for net working capital and other adjustments, and was paid in a combination of $16.1 million cash and 1,434,005 shares of the Company’s Class A Common Stock valued at $15.0 million based on a volume-weighted average price of $10.46.

The acquisition reinforces the Company’s flight dynamics and navigation business line within its Data Transmission Services pillar. The Company plans to pair KinetX software and talent with its lunar-proven flight systems, positioning the Company to lead in emerging opportunities like NASA’s Near Space Network Services, the potential for Tracking and Data Relay Satellite System replacement, Mars data relay missions, and commercial operations of legacy Deep Space Network infrastructure.

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

Tax Legislation
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We have assessed the impact of the OBBBA and determined that the impact on our condensed consolidated financial statements is not material.

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

We continue to monitor economic conditions and the impact of macroeconomic pressures, including repercussions from elevated interest rates, sustained inflation and recession fears, supply chain disruptions, monetary and fiscal policy measures (including future actions or inactions of the United States government related to the “debt-ceiling” or “Department of Government Efficiency” actions), heightened geopolitical tensions (such as the war in Ukraine and Israel), changes to the U.S. federal budget, current or future government shutdowns, and the political and regulatory environment (including changes as a result of policy shifts implemented by the current administration) on our business, customers, suppliers and other third parties. While rising costs and other inflationary pressures have not had a material impact on our business to date, we are monitoring the situation and assessing its impact on our business, including to our partners and customers.

During 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While some of these wide-reaching tariffs have been paused, these trade policy decisions are outside of our control and may have consequences for our business. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs or legal challenges, could have an adverse impact on our business. Even though we primarily sell our products and services to U.S. Government customers and our suppliers are primarily domestic, we have some exposure to imported materials and components. Based on current conditions, we do not expect a material impact on our 2025 results. We will continue to monitor the evolving trade landscape and assess potential implications on our supply chain and business.

On September 30, 2025, the continuing resolution allowing U.S. government departments and agencies to operate through the end of the government fiscal year expired and the U.S. government shut down. As a result of the U.S. government shutdown, our business, program performance and results of operations may be impacted by the disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop work orders, delay in contract awards, new program starts, payments for work performed, and other actions. We may also experience similar impacts in the event of a series of short-term continuing resolutions rather than full-year fiscal year 2026 appropriations. Generally, the significance of these impacts will primarily be based on the length of the shutdown and timing of passage of a new continuing resolutions or a full budget.
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

Our ability to expand spaceflight mission operations
Our success will partially depend on our ability to expand our lunar mission operations and win government contracts in 2025 and beyond. We completed the first mission in February 2024 and completed our second mission in March 2025. We are working to establish a regular cadence of missions. We believe that this will provide our customers with proven and reliable cislunar access, with which to plan their future manifest. With binding agreements for additional launches as of September 30, 2025, we have $235.9 million in backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue backlog.
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
Components of Results of Operations
Service revenue
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

Grant revenue
From time to time, the Company may be awarded government grants. Government grants or awards are initially recognized when there is reasonable assurance the conditions of the grant or award will be met and the grant or award will be received. After initial recognition, government grants or awards are recognized as income under revenue within the statement of operations on a systematic basis in a manner consistent with the manner in which the Company recognizes the underlying costs included in the cost of revenue within the statement of operations for which the grant or award is intended to compensate.
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
Interest income
Interest income consists of interest income earned on cash and cash equivalent balances held by us in interest-bearing demand deposit accounts, money market funds, and certificates of deposit.
Interest expense
Interest expense is primarily incurred on the Convertible Notes as discussed in Note 6 - Debt, in addition to interest expense on our finance leases.

Change in fair value of earn-out liabilities

Earn Out Units are classified as liabilities transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to stockholders’ equity (deficit) on the consolidated balance sheet. See Note 11 of the condensed consolidated financial statements for additional information on the earn-out liabilities.

Change in fair value of warrant liabilities

In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion, the Company has issued warrants which are classified as liabilities on our balance sheet. At each period end, the warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our condensed consolidated statement of operations. As of September 30, 2025, only the Bridge Loan Conversion warrants remain outstanding. See Notes 9 and 11 of the condensed consolidated financial statements for additional information on the warrant liabilities.

Loss on issuance of securities

In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion, the Company has discussed in Notes 9 and 11 to the condensed consolidated financial statements, the Company issued warrants and recognized a loss on the issuance as the fair value of the securities exceeded the gross proceeds at the issuance date. The Company evaluated the terms of the warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value. The subsequent changes in fair value are recognized in earnings in other income (expense) on the condensed consolidated statement of operations.

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

Net loss attributable to redeemable noncontrolling interest

Redeemable noncontrolling interest represents the portion of Intuitive Machines, LLC that the Company controls and consolidates but does not own. The noncontrolling interest was created as a result of the Business Combination and represented the common units issued by Intuitive Machines, LLC to the prior investors. The Company allocates net income or loss attributable to the noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss attributable to noncontrolling interests is reflected in the condensed consolidated statement of operations. As of September 30, 2025, the financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. and resulted in the allocation of approximately 34.1% of Intuitive Machines, LLC’s net loss to noncontrolling interest.

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
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
(in thousands)	2025	2024		2025	2024
Revenues:
Service revenue	$50,987	$58,478	$(7,491)	$163,824	$173,338	$(9,514)
Grant revenue	1,450	—	1,450	1,450	—	1,450
Total revenues	52,437	58,478	(6,041)	165,274	173,338	(8,064)
Operating expenses:
Cost of revenue (excluding depreciation)	41,033	45,873	(4,840)	146,005	144,141	1,864
Cost of revenue (excluding depreciation) - affiliated companies	5,736	8,484	(2,748)	18,767	27,107	(8,340)
Depreciation	815	482	333	2,190	1,319	871
Impairment of property and equipment	—	5,044	(5,044)	—	5,044	(5,044)
General and administrative expense (excluding depreciation)	20,272	12,319	7,953	52,448	39,726	12,722
Total operating expenses	67,856	72,202	(4,346)	219,410	217,337	2,073
Operating loss	(15,419)	(13,724)	(1,695)	(54,136)	(43,999)	(10,137)
Other income (expense), net:
Interest income	4,833	44	4,789	9,752	118	9,634
Interest expense	(1,344)	(13)	(1,331)	(1,442)	(87)	(1,355)
Change in fair value of earn-out liabilities	—	(33,328)	33,328	(33,369)	(33,816)	447
Change in fair value of warrant liabilities	1,950	(33,686)	35,636	31,919	(36,641)	68,560
Loss on issuance of securities	—	—	—	—	(68,080)	68,080
Other income, net	25	346	(321)	90	768	(678)
Total other income (expense), net	5,464	(66,637)	72,101	6,950	(137,738)	144,688
Loss before income taxes	(9,955)	(80,361)	70,406	(47,186)	(181,737)	134,551
Income tax expense	(5)	(50)	45	(5)	(50)	45
Net loss	(9,960)	(80,411)	70,451	(47,191)	(181,787)	134,596
Net loss attributable to redeemable noncontrolling interest	(3,445)	(25,679)	22,234	(4,944)	(50,001)	45,057
Net income attributable to noncontrolling interest	327	668	(341)	1,172	2,429	(1,257)
Net loss attributable to the Company	(6,842)	(55,400)	48,558	(43,419)	(134,215)	90,796
Less: Preferred dividends	(158)	(143)	(15)	(456)	(751)	295
Net loss attributable to Class A common shareholders	$(7,000)	$(55,543)	$48,543	$(43,875)	$(134,966)	$91,091

Revenues
Revenue for the three and nine months ended September 30, 2025 and 2024 was primarily driven by NASA and other commercial payload contracts associated with our lunar payload missions as well as the OMES III contract where we provide engineering services to the Landsat Servicing mission at the Goddard Space Flight Center in Maryland, the NSNS contract for the development of a satellite communications and navigation network, and the LTV contract leading the development of the Moon RACER Lunar Terrain Vehicle.

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

•The initial NASA payload contract for the IM-2 mission was awarded in October 2020 and the mission was completed in March 2025. During the third quarter of 2025, the post-launch services were completed and the previously constrained revenue of $5.7 million was released and recognized as revenue, bringing the total IM-2 mission contract revenue under NASA and other commercial fixed-priced contracts to $131.2 million. As of September 30 2025, the IM-2 mission and all related contracts have been closed out.

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024. Total IM-3 mission estimated revenue under fixed-priced contracts is $91.3 million (excluding constrained revenue of $9.7 million) as of September 30, 2025 as compared to $93.0 million as of September 30, 2024. The IM-3 mission timeline currently runs through June 2026; however, as discussed below, we expect to further extend the mission launch window into the second half of 2026.

•The initial NASA payload contract for the IM-4 mission was awarded in August 2024 with an initial targeted mission launch date no later than August 2028, although we expect the mission launch to occur during the second half of 2027. Total IM-4 mission estimated revenue under fixed-priced contracts is $105.2 million (excluding constrained revenue of $11.7 million) as of September 30, 2025.

Comparison of three months ended September 30, 2025 and 2024
Total revenue decreased by $6.0 million, or 10%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily driven by decreases on the OMES III contract of approximately $17.1 million due to NASA’s cancellation of the OSAM project task orders and decrease of $9.9 million on LTV contract which was completed during the second quarter of 2025. These decreases were mostly offset by overall increases in revenue from CLPS mission contracts of $13.1 million (as further discussed below) and new projects ramping up in 2025, most notably the NSNS contract with an increase in revenue of $1.8 million and various other engineering services revenue increased by approximately $6.1 million.

For the three months ended September 30, 2025 compared to the same period in 2024, revenue on the IM-2 mission decreased slightly by $0.4 million as the mission was completed in March 2025 and the close-out process was finalized in the third quarter of 2025. Revenue from the IM-3 mission for the three months ended September 30, 2025 compared to the same period in 2024 was relatively flat with a decrease of approximately $0.1 million. The IM-4 mission was awarded in August 2024 and we recognized revenue of $13.7 million during the three months ended September 30, 2025 compared to $0.1 million for the same period in 2024.

Comparison of nine months ended September 30, 2025 and 2024
Total revenue decreased by $8.1 million, or 5%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by the OMES III contract decrease in revenue of $56.6 million due to NASA’s cancellation of the OSAM project task orders. This decrease was partially offset by a net increase in revenue from CLPS mission contracts of $23.3 million (as further discussed below), as well as increases in revenue related to the ramp up of the NSNS contract of $14.3 million, the LTV contract of $0.9 million, and various other engineering services of $10.0 million,

The IM-1 mission successfully completed in February 2024 and resulted in the release of approximately $12.3 million of previously constrained revenue during the first quarter of 2024. For the nine months ended September 30, 2025 compared to the same period in 2024, revenue on the IM-2 mission increased by $2.6 million as the mission was completed in March 2025 and the mission close-out process was finalized in the third quarter of 2025. Revenue from the IM-3 mission increased by $5.3 million for the nine months ended September 30, 2025 compared to same period in 2024 as activity increases on the IM-3 mission following the close-out of IM-2. The IM-4 mission which was awarded in August 2024, recognized revenue of $27.7 million during the nine months ended September 30, 2025 compared to nil for the same period in 2024.
Cost of revenue (excluding depreciation)

Comparison of three months ended September 30, 2025 and 2024
Total cost of revenue decreased by $7.6 million, or 14%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily driven by decreases on the OMES III contract of $15.4 million due to NASA’s cancellation of the OSAM project task orders and the LTV contract decrease of $8.2 million due to the close-out during the second quarter of 2025, offset by overall cost increases related to the CLPS mission contracts of $7.7 million (as further discussed below), the NSNS contract of $3.8 million, and other engineering services of $4.5 million.

The IM-2 mission cost of revenue decreased by $7.9 million for the three months ended September 30, 2025 compared to the same period in 2024, as the mission was completed in March 2025 and the close-out process was finalized during the third quarter of 2025. IM-3 mission cost of revenue increased to $5.2 million for the three months ended September 30, 2025 compared to $3.8 million for the same period in 2024, as activity picked up on IM-3 following the close-out of IM-2. As of September 30, 2025, the IM-3 contract is in a loss position and the accrued contract loss increased by approximately $1.1 million during the three months ended September 30, 2025. The IM-4 mission which was awarded in August 2024, incurred cost of revenue of $14.2 million during the three months ended September 30, 2025 compared to nil for the same period in 2024. During the second quarter of 2025, IM-4 became a loss contract and the accrued contract loss increased by $0.6 million for the three months ended September 30, 2025.

Comparison of nine months ended September 30, 2025 and 2024
Total cost of revenue decreased by $6.5 million, or 4%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by the OMES III contract cost decrease of $53.5 million due to NASA’s cancellation of the OSAM project offset by overall cost increases related to the mission contracts of $26.1 million (as further discussed below), the NSNS contract of $9.1 million, the LTV contract of $2.8 million, and various other engineering services of $9.0 million,

The IM-1 mission completed in February 2024 and incurred cost of revenue of $4.8 million during the first quarter of 2024. On the IM-2 mission, cost of revenue decreased by approximately $14.2 million for the nine months ended September 30, 2025 compared to the same period in 2024 as the mission was completed in March 2025. IM-3 mission cost of revenue increased by approximately $12.7 million for the nine months ended September 30, 2025 compared to the same period in 2024, as IM-3 mission activity increases following the final close-out of IM-2. As of September 30, 2025, the IM-3 contract is in a loss position and the accrued contract loss increased by approximately $9.7 million for nine months ended September 30, 2025 compared to the same period in 2024, driven by cost adjustments during the second quarter of 2025 related to decisions to align the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSNS contract obligations. The IM-4 mission which was awarded in August 2024, incurred cost of revenue of $32.4 million during the nine months ended September 30, 2025 compared to nil for the same period in 2024. During the second quarter of 2025, IM-4 became a loss contract and has accrued contract losses of approximately $3.3 million for the nine months ended September 30, 2025.

General and administrative expense (excluding depreciation)
General and administrative expense (excluding depreciation) increased by $8.0 million for the three months ended September 30, 2025 compared to the same period in 2024, and $12.7 million for the nine months ended September 30, 2025 compared to the same period in 2024. These increases primarily reflect the Company’s investment in its workforce to support our operations and business infrastructure, business development, and information technology to optimize corporate and operational processes and systems, and research and development initiatives to expand our product and service capabilities. These increases are summarized below.

The $8.0 million increase for the three months ended September 30, 2025 compared to the same period in 2024 was primarily driven by research and development of $3.7 million, professional services of $1.8 million driven by legal fees, higher employee compensation and benefits expense of $0.7 million, bids and proposals cost of $0.7 million, and various other administrative costs of $1.1 million.

The $12.7 million increase for the nine months ended September 30, 2025 compared to the same periods in 2024 was driven by research and development of $4.4 million, higher employee compensation and benefits expense of $2.9 million, software licenses of $1.5 million, bids and proposals cost of $1.4 million, professional services of $1.3 million driven by legal fees, and various other administrative costs of $1.2 million.

Other income (expense), net
Total other income (expense), net favorable change of $72.1 million for the three months ended September 30, 2025 compared to the same period in 2024 was primarily driven by the favorable changes in the fair value of warrant liabilities of $35.6 million, earn-out liabilities of $33.3 million (as the remaining Earn Out Units vested in the first quarter of 2025), and $4.8 million increase in interest income earned on cash and cash equivalents balances held by us in highly liquid interest bearing overnight sweep and demand deposit accounts slightly offset by increase in interest expense of $1.3 million mostly related to our Convertible Notes issued in August 2025 and various other unfavorable changes of $0.3 million.

Total other income (expense), net favorable change of $144.7 million for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to the non-recurrence of the $68.1 million loss on issuance of securities incurred in 2024, the favorable change in the fair value of warrant liabilities of $68.6 million and the earn-out liabilities of $0.4 million, in addition to a $9.6 million increase in interest income earned on cash and cash equivalents balances held by us in highly liquid interest bearing overnight sweep and demand deposits accounts slightly offset by increase in interest expense of approximately $1.4 million mostly related to our Convertible Notes issued in August 2025 and various other net unfavorable changes of $0.7 million.
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
The following table presents our backlog as of the periods indicated:

(in thousands)	September 30, 2025	December 31, 2024
Backlog	$235,870	$328,345
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of September 30, 2025, we expect to recognize approximately 20% of our backlog over the remainder of 2025, approximately 45-50% over the subsequent twelve months of 2026 and the remaining thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.

Backlog decreased by $92.5 million as of September 30, 2025 compared to December 31, 2024, primarily due to continued performance on existing contracts of $165.3 million, IM-2 mission close-out adjustments of $8.4 million and adjustments on the IM-3 mission of $1.8 million, partially offset by $83.0 million in new awards primarily associated with the NSNS contract of $18.0 million, TSC grant of $10.0 million, OMES III contract of $16.2 million, and various other contracts.
As of September 30, 2025, our backlog of $235.9 million exceeded our remaining performance obligations of $119.3 million as reported in Note 3 - Revenue to our condensed consolidated financial statements included in this Quarterly Report. The difference of $116.6 million was primarily related to $39.3 million of variable consideration associated with constrained revenue and $77.3 million in backlog related to the funded value of the OMES III contract, the NSNS contract, and various other contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
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

The following table presents a reconciliation of net loss, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(9,960)	$(80,411)	$(47,191)	$(181,787)
Adjusted to exclude the following:
Taxes	5	50	5	50
Depreciation	815	482	2,190	1,319
Impairment of property and equipment	—	5,044	—	5,044
Interest income	(4,833)	(44)	(9,752)	(118)
Interest expense	1,344	13	1,442	87
Share-based compensation expense	1,416	1,285	6,780	7,180
Change in fair value of earn-out liabilities	—	33,328	33,369	33,816
Change in fair value of warrant liabilities	(1,950)	33,686	(31,919)	36,641
Loss on issuance of securities	—	—	—	68,080
Other income, net	(25)	(346)	(90)	(768)
Adjusted EBITDA	$(13,188)	$(6,913)	$(45,166)	$(30,456)
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to free cash flow:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(7,023)	$(55,622)
Purchases of property and equipment	(25,987)	(5,185)
Free cash flow	$(33,010)	$(60,807)

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

As of September 30, 2025, we had cash and cash equivalents of $622.0 million and working capital of $560.0 million. The Company invests excess cash in highly-liquid, low risk interest-bearing demand deposit accounts, money market funds, and certificates of deposits, all of which are with major financial institutions.

On August 18, 2025, the Company issued $345.0 million aggregate principal amount of 2.500% convertible senior notes due 2030 (the “Convertible Notes”). The Convertible Notes are general, unsecured obligations of the Company and bear interest at a fixed rate of 2.500% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Convertible Notes will mature on October 1, 2030, unless earlier converted, redeemed, or repurchased. The net proceeds of the Convertible Notes were $334.6 million after deducting the initial purchasers’ discount and commissions and the offering expenses payable by the Company and we used approximately $36.8 million of the net proceeds to pay the cost of the capped call transactions (as defined in Note 6). For further information on the Convertible Notes, refer to Note 6 - Debt.

On March 4, 2025, we entered into a loan and security agreement with Stifel Bank which provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million. As of the date of this filing, the revolving credit facility remains unborrowed. See Note 6 - Debt for additional information on this loan and security agreement.

On November 3, 2025, the Company entered into a definitive agreement to acquire 100% of the issued and outstanding membership interests of Lanteris Space Systems, formerly Maxar Space Systems, a spacecraft manufacturer, from Advent International LLC. The aggregate consideration for the acquisition is $800 million, consisting of $450 million in cash and $350 million in the Company’s Class A Common Stock, subject to adjustments. The transaction is expected to close in the first quarter of 2026, subject to customary regulatory approvals and closing conditions. See Note 17 - Subsequent Events for additional information on this acquisition.
Management believes that the cash and cash equivalents as of September 30, 2025 and the liquidity provided under the Convertible Notes and the Stifel revolving credit facility, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(7,023)	$(55,622)
Net cash used in investing activities	$(25,987)	$(5,185)
Net cash provided by financing activities	$447,378	$147,894
Cash Flows for the nine months ended September 30, 2025 and 2024
Operating Activities
During the nine months ended September 30, 2025, our operating activities used $7.0 million of net cash as compared to $55.6 million of net cash used during the nine months ended September 30, 2024. Changes in operating assets and liabilities which consist primarily of working capital balances for our projects may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities.
Investing Activities
During the nine months ended September 30, 2025, investing activities used $26.0 million of net cash as compared to $5.2 million of net cash used during the nine months ended September 30, 2024. The $20.8 million increase in investing activities was driven by capital expenditures associated primarily with the fabrication and development of commercial communications satellites and navigation network, and capital expenditures related to our expansion to a new leased facility at Houston Spaceport to support the growth of our operations.

Financing Activities
During the nine months ended September 30, 2025, financing activities provided $447.4 million of net cash as compared to $147.9 million of net cash provided during the nine months ended September 30, 2024.

During 2025, our financing activities primarily included $334.6 million in net proceeds from the issuance Convertible Notes, $176.6 million in proceeds from the exercise of warrants, slightly offset by $36.8 million for the purchase of capped call transactions associated with the issuance of the Convertible Notes, $20.7 million for share repurchase, $4.8 million in net activity related to our share-based awards, and $1.5 million in distributions to noncontrolling interests.

During 2024, our financing activities primarily included $107.5 million in net proceeds from the issuance of securities, $51.4 million in proceeds from the exercise of warrants, $10.0 million in proceeds received in borrowings under the Bridge Loan offset by the repayment of $10.0 million, $8.0 million repayment on a loan under the Credit Mobilization Facility $2.0 million in net activity related to our share-based awards, and $1.0 million in distributions to noncontrolling interests.

Contractual Obligations and Commitments
The following table presents our significant contractual obligations and commitments as of September 30, 2025 (in thousands):

		Payments Due
	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease obligations(1)	$109,103	$646	$15,327	$3,659	$3,834	$4,340	$81,297
Finance lease obligations(1)	86	12	45	21	8	—	—
Purchase commitments(2)	93,203	11,934	59,713	21,556	—	—	—
Total	$202,392	$12,592	$75,085	$25,236	$3,842	$4,340	$81,297

(1)    Represents the undiscounted payments for lease arrangements for certain facilities and equipment with various expiration dates through 2048.
(2)    From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. This represents our significant remaining purchase obligations under non-cancelable commitments.
Lunar Production and Operations Center Expansion
In July 2025, we executed an amendment to our ground lease agreement to expand our Lunar Production and Operations Center (“LPOC”) at the Houston Spaceport at Ellington Airport. The expansion calls for an additional investment of approximately $12.6 million by the Company for the construction of new production and testing facilities, plus support infrastructure, to scale our lunar lander assembly, Earth-reentry systems, Lunar Terrain Vehicle development, and NASA’s Near Space Network Services. The amendment expands the total leased project site by an additional tract of approximately 3.0 acres. The amendment extends the lease term from 20 years to 25 years (ending October 2048), with three optional renewal periods of 5 years each, and reduces the right-of-use assets and liabilities by approximately $7.1 million. The Company accounted for this amendment as a lease modification by remeasuring the right-of-use assets and liabilities as of the effective date. Should construction costs exceed the estimated expansion investment, the Company will consider and account for the excess as variable lease payments or, if the excess costs is significant, the Company will remeasure the lease liability and right-of-use asset. Furthermore, the amendment includes lease components that have not yet commenced. The Company expects to recognize additional lease liabilities of approximately $7.9 million as the expansion phases are completed in 2026.

Spaceport Facility Lease Agreement
Also in July 2025, we executed a sublease for additional office and production space at the Houston Spaceport at Ellington Airport totaling approximately 116,000 square feet. The leased production space includes turn-key production equipment, including test facilities, that allow for an efficient and cost-effective expansion of our manufacturing capabilities. The lease agreement has a remaining term of 7 years. As of September 30, 2025, the Company recorded operating right-of-use assets of $6.5 million and operating lease liabilities of $6.7 million. .

Tax Receivable Agreement
See Note 7 of the condensed consolidated financial statements for information regarding our tax receivable agreement.
Debt
For disclosures regarding the Convertible Notes and Stifel Loan Agreement, refer to Note 6 - Debt of the condensed consolidated financial statements

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. Significant accounting policies employed by us, including the use of estimates, are presented in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report and our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 contained in our Annual Report on Form 10-K, filed with the SEC on March 25, 2025.

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

Loss of EGC and Smaller Reporting Company Status
As of September 30, 2025, we continue to qualify as an “emerging growth company” and a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As such, we are permitted to take advantage of certain reduced disclosure and reporting requirements applicable to such companies in this and future filings. However, we will cease to qualify as an emerging growth company and a smaller reporting company as of December 31, 2025. This change in status is due to our classification as a large accelerated filer, as our public float exceeded $700 million as of June 30, 2025, and we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least 12 calendar months and have filed at least one annual report as of December 31, 2025. Beginning with the fiscal year ended December 31, 2025, we will be subject to increased disclosure and compliance obligations, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, we will incur additional expenses in connection with compliance with these regulations and our management will need to devote additional time and effort to implement and comply with such requirements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives.

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us. The information required with respect to this item is disclosed under Note 13 - Commitments and Contingencies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and is incorporated by reference to this Item 1.
Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2024 Annual Report on Form 10-K. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2024 Annual Report on Form 10-K except as disclosed below.

We are subject to risks from the continuation of the ongoing U.S. federal government shutdown.

Our business is exposed to operational and financial disruptions caused by the U.S. federal government shutdown that began on October 1, 2025. The ongoing U.S. federal government shutdown may result in us experiencing delays or decreases in task orders with NASA or other governmental agencies or potentially the suspension of work on contracts in progress or in payment delays related to the funding status of different programs. Given the indefinite nature of the current shutdown and the absence of a clear resolution timeline, we anticipate continued volatility in the federal contracting environment. If the shutdown persists for an extended timeframe, it could materially and adversely affect our results of operations and financial performance.

As part of growing our business, we have made and may continue to make acquisitions. Any acquisitions, partnerships or joint ventures into which we enter could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties, to add new products and technologies, acquire talent, grow new sales channels or enter into new markets or sales territories. For example, on November 3, 2025, the Company entered into a Membership Interest Purchase Agreement, to acquire Lanteris Space Systems. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions therein, the Company will purchase from Advent 100% of the issued and outstanding membership interests of Lanteris The aggregate consideration for the acquisition is $800 million, consisting of $450 million in cash and $350 million in the Company’s Class A Common Stock, subject to adjustments as set forth in the Purchase Agreement. The transaction is expected to close in the first quarter of 2026, subject to customary regulatory approvals and closing conditions.

We may not be able to continue the operational success of the businesses we acquire or successfully finance or integrate such businesses or the businesses with which we form a partnership or joint venture. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of the Company and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

In addition to possible shareholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions to comply with applicable laws and regulations, and a failure to obtain such approvals and licenses could result in delays in completing an acquisition and increased costs, and may disrupt our business strategy. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and potential exposure to unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

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
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Securities Trading Plans
During the three months ended September 30, 2025, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A Common Stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name	Title	Date Entered	Date Expires	Shares
Timothy Crain	Chief Growth Officer and Senior Vice President	September 16, 2025	December 18, 2026	the sale of up to 1,000,000 shares and contains pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated August 6, 2025, by and between Intuitive Machines, Inc. and KinetX, Inc.	8-K/A	2.1	August 11, 2025
2.2	Membership Interest Purchase Agreement, dated November 3, 2025, by and among Intuitive Machines, Inc., Intuitive Machines, LLC, Vantor Holdings Inc., Galileo Topco, Inc., and Lanteris Space Holdings LLC	8-K	2.1	November 4, 2025
4.1	Indenture, dated as of August 18, 2025, by and between Intuitive Machines, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	4.1	August 13, 2025
4.2	Form of Global Note, representing Intuitive Machine, Inc.’s 2.500% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	4.2	August 13, 2025
10.1	Form of Confirmation for Capped Call Transactions	8-K	10.1	August 13, 2025
10.2	Form of Registration Rights Agreement, by and among Intuitive Machines, Inc. and the other parties thereto	8-K	10.1	November 4, 2025
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Intuitive Machines, Inc.

Date:	November 13, 2025	By:	/s/ Peter McGrath
Peter McGrath
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

Date:	November 13, 2025	By:	/s/ Steven Vontur
Steven Vontur
Chief Accounting Officer and Controller
(Principal Accounting Officer)