Form 10-K
period 2025-12-31
Intuitive Machines, Inc.
filed 2026-03-19
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☒ No ☐
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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price of $10.87 for shares of the registrant’s Class A Common Stock as reported by the Nasdaq Stock Market, was approximately $1.3 billion.

As of March 11, 2026, the Registrant had 159,372,567 shares of Class A common stock, $0.0001 par value, 0 shares of Class B common stock, $0.0001 par value, and 57,428,185 shares of Class C common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTUITIVE MACHINES, INC.

Each of the terms the “Company,” “Intuitive Machines,” “IM,” “we,” “us,” or “our” and similar terms used herein refer collectively to Intuitive Machines, Inc. (formerly known as Inflection Point Acquisition Corp or “IPAX”) and its consolidated subsidiaries, unless otherwise stated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” “strategy,” “outlook,” the negative of these words or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to statements regarding our expectations and plans relating to our missions to the Moon and other projects, including the expected timing thereof and our progress and preparation thereof; our expectations with respect to, among other things, demand for our product portfolio, our submission of bids for contracts; our expectations regarding protests of government contracts awarded to us; our operations, our financial performance and our industry; our business strategy, business plan, and plans to drive long term sustainable shareholder value; and our expectations on revenue and cash generation. Our actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. The following important factors and uncertainties, among others, could cause actual outcomes or results to differ materially from those indicated by the forward-looking statements in this Annual Report:
•our reliance upon the efforts of our key personnel and Board of Directors (the “Board”) to be successful;
•as part of growing our business, we have made and may continue to make acquisitions. Any acquisitions, partnerships or joint ventures into which we enter subject to integration risks and could disrupt our operations;
•our failure to manage our growth effectively and failure to win new contracts;
•our ability to generate a sustainable order rate for the satellite and space operations and develop new technologies to meet the needs of our customers or potential new customers;
•our customer concentration;
•limited operating history;
•competition from existing or new companies;
•disruptions in U.S. government operations and funding, including government shutdowns;
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
•our reliance on a limited number of suppliers for certain materials and supplied components, including a single launch service provider for our lunar missions;
•failure of our products to operate in the expected manner or defects in our sub-systems;
•the future revenue and operating results of the satellite integrated build capability are dependent on our ability to generate a sustainable order rate for the satellite and space operations and develop new technologies to meet the needs of our customers or potential new customers;
i

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
•we may use artificial intelligence (“AI”) in our business or systems, and challenges with properly managing its use could result in competitive and reputational harm;
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
•the sufficiency and anticipated use of our existing capital resources to fund our future operating expenses and capital expenditure requirements and needs for additional financing in light of our recent acquisitions; and
•other factors detailed in Part I, Item 1A. “Risk Factors” in this Annual Report.

These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

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

•As part of growing our business, we have made and may continue to make acquisitions. Any acquisitions, partnerships or joint ventures into which we enter subject us to integration risk and could disrupt our operations and have a material adverse effect on our business, financial condition, and results of operations.

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

•The future revenue and operating results of the satellite integrated build capability are dependent on our ability to generate a sustainable order rate for the satellite and space operations and develop new technologies to meet the needs of our customers or potential new customers.

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

•Disruptions in U.S. government operations and funding, including government shutdowns, could harm our business, financial condition, and results of operations could be harmed.

•Unsatisfactory safety performance of our spaceflight systems or security incidents at our facilities could have a material adverse effect on our business, results of operations, and financial condition.

•If any of our systems, the systems of any critical Third Parties upon which we rely or our customers’ systems are, or appear to be, breached, damaged, or if unauthorized processing of customer or third-party data is otherwise performed, public perception of our products services may be harmed, and we may lose business and incur losses or liabilities.

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

•We rely on a limited number of suppliers for certain materials and supplied components, including a single launch provider for our lunar missions. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms.

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

•Our indebtedness could expose us to risks that could adversely affect our business, financial condition, and results of operations.

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

PART I

Item 1. Business
Description of our Business
Intuitive Machines, Inc., collectively with its subsidiaries (the “Company,” “IM,” “Intuitive Machines,” “we,” “us” or “our”) is a space infrastructure and services company founded in 2013 and focused on enabling sustained infrastructure and human activity beyond Earth. We believe the United States is transitioning from episodic space missions to long-duration operations and persistent presence, and we are building the systems and services required to support this evolution across civil, national security, and commercial markets.

We build spacecraft, connect space-based networks, and operate infrastructure as-a-service that support operations across low Earth orbit (“LEO”), geostationary orbit (“GEO”), cislunar space, and deep-space. Our strategy is to evolve space activity from single-mission execution toward continuously operating infrastructure by combining spacecraft delivery with network connectivity and long-term operations. We believe this approach positions us to support enduring government requirements while enabling the development of a commercial space economy.

On September 16, 2022, Inflection Point Acquisition Corp. (“IPAX”) entered into a business combination agreement with Intuitive Machines, LLC. On February 10, 2023, IPAX domesticated into a Delaware corporation and changed its name to “Intuitive Machines, Inc.” in connection with the domestication, Intuitive Machines, Inc. became a holding company whose principal assets are the Intuitive Machines, LLC Common Units.

On October 1, 2025, the Company completed the stock purchase agreement to acquire 100% of the issued and outstanding capital stock of KinetX, Inc (“KinetX”).

On January 13, 2026, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Lanteris Space Holdings LLC (“Lanteris”).

For further description of these recent acquisitions, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Recent Developments”.
Our Business Strategy

From Missions to Infrastructure
Historically, space activity has relied on custom systems designed for finite missions. Our strategy is to build systems that can be deployed as missions, connected into broader networks, and operated as shared infrastructure over extended lifecycles. We believe this transition from missions to infrastructure is central to achieving sustained presence in space and to unlocking recurring service opportunities.
Our operating model is organized around three integrated capabilities:
•Build — designing, manufacturing, and delivering spacecraft, landers, satellites, surface systems, propulsion, and avionics for government and commercial customers;
•Connect — integrating deployed assets into communications, navigation, command and control, and data relay networks that enable persistent connectivity; and
•Operate — providing mission operations, hosted payload services, data services, navigation and timing capabilities, and other infrastructure-based offerings.
We believe that operating deployed systems as infrastructure, rather than concluding at delivery, creates opportunities for longer-duration contracts, recurring revenue, and margin expansion over time.

Moon-First Strategy
We are initially focused on the Moon and cislunar space, where U.S. civil and national security policy, funding, and urgency are converging. The Moon is increasingly recognized as a strategic operating environment, supporting exploration, science, national security objectives, and future commercial activity.

Operating at the Moon requires end-to-end, flight-proven capability across precision landing, deep-space communications, navigation, surface operations, and autonomous mission management. Our lunar missions under NASA’s Commercial Lunar Payload Services (“CLPS”) initiative required us to develop integrated systems. We believe this capability positions us to operate persistently in one of the most demanding environments in space.

We further believe that demonstrating sustained operations at the Moon establishes a technical and operational foundation that can be applied inward to Earth orbit and outward to Mars. While future opportunities depend on customer demand and funding, we view lunar operations as a proving ground for scalable space infrastructure.

Growth Through Operations and Services
While building and delivering spacecraft remains an important component of our business, our longer-term strategy emphasizes operating infrastructure and providing services enabled by connected assets. These services include data relay, communications, navigation and timing, mission operations, and hosted payload support for multiple users.

We believe that transitioning from milestone-based mission delivery to service-based offerings may support more predictable, recurring revenue and higher margins over time. The timing, scale, and profitability of these services depend on successful mission execution, customer adoption, and continued demand across civil, defense, and commercial markets. We believe that the Lanteris acquisition will help accelerate these growth opportunities.

Total Addressable Market

The Company’s total addressable market spans the full space value chain and includes:
•Earth-based ground stations and mission operations infrastructure
•Satellites operating in LEO, GEO and cislunar space
•Cislunar and lunar-orbit communications and navigation systems and space stations
•Lunar landers delivering payloads, cargo, and infrastructure
•Lunar surface infrastructure, including mobility systems, power systems and autonomous operations
•Space robotic systems
•Future deep-space missions extending to Mars and beyond

We believe the Build-Connect-Operate business strategy enables participation across this entire value chain.

Our Customers and Partners
We are an integral partner to our customers and partners. We execute on our commitments and develop end-to-end mission solutions for our commercial, civil and national security customers.

Our customers include, but are not limited to:
U.S. Government

•NASA. We are partnered with and service NASA by building power and propulsion spacecraft, connected data services, operating mobility infrastructure, lunar cargo delivery and other Artemis-related contracts. In 2019, NASA awarded us a contract to develop and construct the power and propulsion element for the agency’s lunar Gateway (the contract was awarded to Lanteris prior to the consummation of the Lanteris acquisition (as further discussed herein)). Through strategic acquisition, Intuitive Machines is providing advanced deep-space navigation services for multiple NASA Artemis-related missions. We are one of two awardees for NASA’s Near Space Network Direct-to-Earth data services to the lunar vicinity (1.2) and beyond the lunar vicinity (1.3). We are also the sole awardee for the Near Space Network’s data relay services (2.2), which will provide a constellation of satellites around the Moon to provide communications and navigation services. Intuitive Machines is one of three prime contractors for NASA’s developing Lunar Terrain Vehicle contract, that includes building the company’s heavy cargo lunar lander spacecraft. Through the agency’s CLPS initiative, Intuitive Machines has secured four lunar surface cargo delivery contracts. The first of four CLPS contracts delivered cargo to the Moon’s south pole in 2024 and the second mission was in 2025.

•National Security Space. Intuitive Machines continues to support the Space Development Agency (SDA) Proliferated Warfighter Space Architecture (PWSA). The PWSA consists of hundreds of optically linked small satellites in LEO, delivering rapid capability to warfighters. In 2022, our subsidiary was selected to build 16 satellite buses for its customer, L3Harris Technologies (L3Harris), which will be used to detect and track missile threats in real time using infrared sensors. Since 2022, we have begun delivery of these satellite buses in connection with SDA’s Tranche 1 Tracking Layer program (the contract was awarded to Lanteris prior to the consummation of the Lanteris acquisition). In 2024, we were selected for 18 additional spacecraft platforms and associated support for SDA’s Tranche 2 Tracking Layer program, building on its existing contract for the Tranche 1 Tracking Layer, awarded in 2022 (the contract was awarded to Lanteris prior to the consummation of the Lanteris acquisition). In 2025, Intuitive Machines received an indefinite delivery/indefinite quantity (IDIQ) contract from the Missile Defense Agency for the Scalable Homeland Innovative Enterprise Layered Defense (SHIELD) program. The SHIELD award positions Intuitive Machines to bid on future tasks and services that support the expansive U.S. defense initiative, which covers a broad range of work to strengthen defense against threats from land, sea, air, cyberspace, and space.

•U.S. Department of Defense. In 2023, we won our first significant award with the U.S. DoD Air Force Research Laboratory, the JETSON Low Power contract to design a stealth-like satellite, followed by the JETSON Stirling Technology Space Research Experiment (“START”) contract.

•State Governments. Many state governments are investing in space economy development, recognizing this as an emerging market with opportunities for growth for their constituents. With facilities in Texas, California, Arizona, Maryland, and Colorado we are actively engaged in partnering with state governments to expand our capabilities for economic growth.

Commercial
Our lunar cargo delivery missions include commercial customers including, Columbia Sportswear Company, Nokia Corporation, Aegis Aerospace, AstroForge, Jeff Koons, International Lunar Observatory Association, Galactic Legacy Labs, Lonestar Data Holdings and Lunar Outpost.
The Company, through its recently acquired subsidiary, Lanteris, is a world leader in commercial GEO communication satellites and a global leader in commercial satellite manufacturing. With over three decades of on-orbit performance, the 1300-class spacecraft platform is the world’s most popular GEO satellite with over 95 spacecraft still operational and in service. Key platform features include a scalable, lightweight and high-strength structure, fuel-efficient attitude and station-keeping subsystems. A growing application for commercial geostationary communication satellites is the delivery of data-centric applications, such as consumer broadband, in-flight communication, maritime and 4G/5G cellular backhaul, via high-capacity spot beam satellites commonly referred to as high-throughput satellites (“HTS”). Lanteris introduced the first HTS satellite in 2005, which used the 1300-class bus. Lanteris built JUPITER 3, a transformational Ultra High Density Satellite, for Hughes Network Systems to be designated EchoStar XXIV. This satellite is the world’s largest commercial communications satellite built in the U.S. and powers Hughes Network Systems’ consumer, enterprise, and aeronautical services across the Americas. In addition, Lanteris manufactured a constellation of advanced high-resolution Earth-imaging satellites for Vantor Inc., using its 500-class spacecraft platform.

International
Our global customers include national space agencies in Europe and Asia. Our lunar cargo delivery international customers include, Dymon Corporation, Puli Space, and German Aerospace Center. In addition, we also build geostationary satellites for numerous international telecommunications customers.

Our Partners
Our global-reaching partnerships are integral to our Build-Connect-Operate business strategy. Intuitive Machines is developing its Lunar Terrain Vehicle for NASA through its global partnership team including, AVL, Boeing, CSIRO, Fugro, Michelin, Northrop Grumman, and Roush. The Company has connected its ground data network with partners including CSIRO, Goonhilly Earth Station Ltd., and FUGRO. In addition, in December 2025, the Company signed a strategic cooperation agreement to advance interoperable infrastructures and provide communications and navigation services in support of lunar exploration with international partners, Leonardo, and Telespazio.

Our Services and Solutions
We are a space infrastructure and services company focused on enabling sustained infrastructure and human activity beyond Earth. We design, build, integrate, and operate space systems and infrastructure supporting civil, national security, and commercial customers across LEO, GEO, cislunar space, and deep space.

Our strategy is to evolve space activity from discrete, mission-specific systems toward continuously operating infrastructure by combining spacecraft delivery, persistent connectivity, and long-duration operations. We organize our business around an integrated Build–Connect–Operate operating model, which reflects how our systems are developed, deployed, and, where applicable, operated over time.

While many of our current contracts remain mission-based and milestone-driven, we design systems with the intent to support extended operations and future service opportunities as deployed assets become connected and operational infrastructure.

Build

Spacecraft, Satellites, and Surface Systems

Build encompasses the design, manufacture, integration, testing, and delivery of spacecraft, satellites, landers, surface systems, and related technologies. These activities are primarily conducted under government and commercial contracts that provide funding to develop and deploy space systems that may serve as long-lived assets. Our build capabilities include flight-proven spacecraft platforms, high-rate satellite manufacturing, propulsion and power systems, avionics, autonomy software, and systems engineering supporting operations in LEO, GEO, cislunar orbit, interplanetary, and deep-space.

Representative Programs and Contracts
Civil Space:
•NASA CLPS missions, including our IM-3 and IM-4 lunar delivery missions
•NASA Lunar Terrain Vehicle (“LTV”) system and heavy cargo lunar lander development and demonstration missions
•NASA Gateway Power and Propulsion Element (“PPE”) satellite development
•Fission Surface Power (“FSP”) system development activities
National Security Space:
•Space Development Agency (“SDA”) Tranche 1, 2 and 3, and future transport and tracking layer satellite production
•National security satellite programs based on the IM 300, IM 500, and IM 1300 spacecraft series
•Orbital transfer vehicle development and mobility systems
•JETSON Low Power contract to design a stealth-like satellite
Commercial:
•GEO communications satellite manufacturing programs, including flexible payload and replacement architectures
•Commercial satellite production and hosted payload integration activities
•Commercial customers on our lunar surface cargo delivery contracts
These build contracts generate the majority of our near-term revenue and provide the foundation for subsequent network integration and operational services

Connect
Persistent Communications and Data Networks
Connect encompasses the integration of deployed spacecraft and systems into command, control, communications, navigation, and data relay networks that enable persistent connectivity across the space domain. Our connect capabilities include ground network services, lunar and deep-space communications, constellation networking, and network integration. These capabilities allow delivered systems to transition from standalone mission assets into connected infrastructure capable of sustained operations, data transmission, and multi-user access.
Representative Programs and Contracts
Civil Space:
•NASA Near Space Network (“NSN”) services ground network and data relay services
•Lunar Data Relay satellite system development and deployment
National Security Space:
•Space domain awareness and tracking network connectivity
•Constellation management and navigation support services
Commercial:
•Future commercial ground station services and data transport
•Hosted payload data relay and network access services

Connect activities support both contract-based service revenue and enable future infrastructure operations by providing persistent access to deployed assets and data.

Operate
Mission Operations and Infrastructure-as-a-Service

Operate encompasses mission operations and infrastructure-enabled services delivered using deployed and connected assets. These offerings include spacecraft and mission operations, navigation and timing services, hosted payload data services, autonomous system management, and resilient infrastructure support. Our operate activities are intended to extend the value of deployed systems beyond initial mission objectives and support the development of longer-duration, service-based offerings with recurring revenue characteristics over time.
Representative Programs and Contracts
Civil Space:
•Mission operations for lunar delivery and surface systems
•Fission Surface Power surface operations and utility services
National Security Space:
•Persistent constellation operations and mission support
•Alternative positioning, navigation, and timing (“PNT”) services
•Space domain awareness operations and data services
Commercial:
•Hosted payload operations and data services
•Mission operations and constellation management for commercial satellite operators

Our Competition
Competition in our addressable market is mainly divided between incumbents, such as Lockheed Martin and Blue Origin who pursue larger, more complex contracts such as crewed lunar missions, and next generation players, including our competitors on the CLPS contract such as Astrobotic and Firefly Aerospace. Competitors for the next phases of LTVS include Lunar Outpost and Astrolab Venturi and our competitors for the NSN contract included Kongsberg Satellite Services (“KSAT”), Swedish Space Corporation (“SSC”), and Telespazio. Competitors of the Company’s recently acquired subsidiary, Lanteris, include, with respect to civil space missions various companies including BAE Systems, Blue Origin, Boeing, Lockheed Martin, Northrop Grumman, SpaceX, and Voyager. For national security and defense market opportunities relevant to Lanteris, competitors include BAE Systems, K2 Space, Lockheed Martin, Millenium Space Systems, Northrop Grumman, Rocket Lab, and York Space Systems. Lanteris’ primary competitors for commercial geostationary satellite construction projects are Airbus, Astranis, Northrop Grumman, and ThalesAlenia Space.
Our Operations
Sales: Our sales organization operates directly and via our extensive customer and partner network, which spans across North America, South America, Europe, Asia, and Australia. Our partner network consists of our rideshare delivery providers, lunar surface mobility providers, payload providers, communication satellite provider, and ground segment providers.

The main responsibilities for our sales organization include ensuring contract renewals, maintaining relationships and expanding business with existing customers and partners, and acquiring new customers. We have deep expertise in capture efforts with the government customers and have established processes to succeed with such customers. We leverage extensive existing relationships as well as our partner network and direct sales efforts to continue to win and grow business with commercial customers.

We work closely with our customers and partners to enable their success. Deeper adoption from our customers comes in many forms, including delivery of payloads to lunar orbit and the lunar surface, data and data relay services for users in the lunar vicinity, orbital services, lunar surface infrastructure, and space products and services.

Research and Development: Our research and development (“R&D”) team is integrated across our engineering organization to leverage the best engineers within each discipline and prevent stovepipes within our technology, yielding fully integrated systems that reduce time to market. Our R&D team is also responsible for developing and innovating our proprietary technology platforms. Our current and future business is dependent on developing new enhancements and technology that go into our existing and future products. We intend to continue our focus on research and development and product enhancements as a key strategy for innovation and growth. Our current areas of focus include enhancement of our Lanteris 300TM satellite bus and modernization of the Lanteris 1300TM satellite bus.

We also continue to invest in R&D, particularly as it relates to “survive the night” and our larger lander design to make our platform more accessible to a wider range of customers, as well as innovating our space technology to capture various types of data efficiently. Current priorities include advancing our pump and tank technologies to gain greater efficiencies and performance.

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

Supply Chain
Our ability to manufacture and operate our spacecraft is dependent upon sufficient availability of raw materials and supplied components including avionics, flight computers, radios, electrical power systems and fuel tanks. Disruptions in the supply of these materials or components could adversely affect our manufacturing schedules, mission timelines, and operating results.

We obtain raw materials and components from suppliers that we believe to be reputable and have established internal supplier qualification and quality control processes to consider quality, cost, delivery performance, and lead-time. We assign responsibility for quality at the program and functional leadership levels to help ensure that the supplied components and internally manufactured hardware meet the required quality standards and specifications. However, these controls may not prevent all quality issues, delays, or supply disruptions.

While we generally seek to source raw materials and components from multiple sources, certain materials and components are available from a limited number of qualified suppliers. In these situations, we face increased risk of supply disruption due to factors beyond our control, including capacity constraints, quality issues, geopolitical events, regulatory requirements, or supplier financial instability. The qualification of alternative suppliers may be time-consuming and costly and may not be feasible in all cases.

We seek to mitigate supply chain risks through, material requirements planning, including demand forecasting, safety stock strategies, and bulk and advance purchasing, particularly for long-lead items. Despite these efforts, supply chain disruptions could occur and may not be fully mitigated, which could materially adversely affect our business, financial condition, and results of operations. Also, for a further discussion on our supply chain risks, see Part I, Item 1A Risk Factors, “We rely on a limited number of suppliers for certain materials and supplied components. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs or obtain such materials on favorable terms.”
Human Capital
As of December 31, 2025, we had 525 employees throughout our operations, including the employees added through the acquisition of KinetX on October 1, 2025. On January 13, 2026, Intuitive Machines completed the acquisition of Lanteris. As a result of this transaction, we had approximately 1,695 employees across our combined operations.

At Intuitive Machines, our human capital management approach is grounded in our core RIDE values of Respect, Integrity, Dedication, and Excellence. These values guide how we operate as a space infrastructure company and inform how we work together to build spacecraft, connect networks, and operate mission-critical systems across the space domain. Our workforce is composed primarily of engineers, scientists, technicians, and business professionals who support the delivery of end-to-end mission solutions for civil, commercial, and national security customers.

We emphasize disciplined execution, technical rigor, accountability, and collaboration across teams and geographies. Operating in a high-consequence mission environment, our employees contribute across the full lifecycle of space infrastructure, from design and manufacturing to integration, mission operations, and lifecycle support.

Attracting and Engaging Talent
We compete for talent in highly specialized and competitive technical fields, including but not limited to aerospace engineering, robotics, software, data science, manufacturing, and mission operations. Our people practices reflect the need to operate as one organization with shared standards and a unified purpose. We seek to foster a work environment that supports collaboration, knowledge-sharing, and alignment across disciplines, locations, and legacy organizations.

Total Rewards
Our total rewards programs include market-based compensation, performance-linked incentives, equity-based awards, and a comprehensive benefits portfolio. These programs are structured to support the attraction and retention of a highly skilled workforce and to align employee interests with company performance and long-term value creation. Compensation and benefits practices are administered in accordance with applicable legal and regulatory requirements across the jurisdictions in which we operate.

Workplace and Footprint
Our operations span multiple U.S. locations, including our lunar operations and production center in Houston, Texas; a mechanisms and robotics facility in Glen Burnie, Maryland; and engineering and data science offices in Phoenix, Arizona, among others. On October 1, 2025, we completed the acquisition of KinetX, expanding our operating footprint to include additional locations in Arizona, Colorado, and California. On January 13, 2026, we completed the acquisition of Lanteris, which significantly expanded our workforce and operating presence, primarily in California, along with additional engineering and manufacturing sites. Across our facilities, we maintain work environments intended to support collaboration, mission assurance, and the disciplined execution required to deliver reliable space infrastructure solutions at scale.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, unpatented trade secrets, unpatented know-how, copyrights, license agreements, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property. We enter into confidentiality agreements and invention or work product assignment agreements with our employees, suppliers, and consultants to protect, control access to, and clarify ownership of, our proprietary information and other intellectual property. We continually review and update our intellectual property portfolio to help ensure that we have adequate protections and rights.

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
•compliance with Cost Accounting Standards for U.S. government contracts (“CAS”);
•reviews by the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency (“DCMA”) and other regulatory agencies for compliance with business systems requirements;

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

Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of EPA’s Criteria Air Pollutants, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have infrastructure in place to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that the costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results or competitive position. The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for the release of hazardous substances at our sites could result in expenditures in excess of amounts currently estimated to be required for such matters. We have been designated, along with numerous other companies, as a potentially responsible party for the clean-up of several hazardous waste sites. Based on currently available information, we do not believe that any costs incurred in connection with such sites will have a material adverse effect on our financial condition, results of operations, capital expenditures or competitive position. There can be no assurance that additional environmental matters will not arise in the future, or that costs will not be incurred with respect to sites at which no problem is currently known.

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

These challenges and uncertainties may impair our ability to attract, retain and motivate key personnel. The departure of key employees because of issues related to the uncertainty and difficulty of integration or a desire not to remain with us could have a negative effect on our business, financial condition, and results of operations.

As part of growing our business, we have made and may continue to make acquisitions. Any acquisitions, partnerships or joint ventures into which we enter subject us to integration risks and could disrupt our operations and have a material adverse effect on our business, financial condition, and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties, to add new products and technologies, acquire talent, grow new sales channels or enter into new markets or sales territories. For example, on November 3, 2025, the Company entered into the Lanteris Purchase Agreement (defined herein), to acquire Lanteris, which closed in January 13, 2026. We may not be able to continue the operational success of Lanteris or other businesses we acquire or successfully finance or integrate such businesses or the businesses with which we form a partnership or joint venture. Furthermore, the integration of Lanteris or any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of the Company and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.

In addition to possible shareholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions to comply with applicable laws and regulations, and a failure to obtain such approvals and licenses could result in delays in completing an acquisition and increased costs and may disrupt our business strategy. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and potential exposure to unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, financial condition, and results of operations could be harmed.

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

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, information technology, cybersecurity and manufacturing functions. For example, on January 13, 2026, we completed the acquisition of Lanteris, approximately 1,170 employees to the Company. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for our management, increased costs and complexity associated with new operations. There can be no assurances that we will be successful in managing such expanded business or that we will realize the benefits currently anticipated from the acquisition of Lanteris. Future growth will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for the manufacture of our space vehicles and related equipment.

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

We have incurred operating losses and may incur operating losses in the future as we continue to expand and develop, our business, and we may need additional capital from external sources in the future. If we are unable to raise additional capital, we may have to significantly delay, scale back or discontinue one or more of our R&D programs. We may be required to cease operations or seek partners for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available. In the absence of additional capital we may also be required to relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on terms that are less favorable than might otherwise be available. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in the development of our product candidates which could have a material adverse effect on our business, financial condition and results of operations.

The future revenue and operating results of the satellite integrated build capability are dependent on our ability to generate a sustainable order rate for the satellite and space operations and develop new technologies to meet the needs of our customers or potential new customers.

The satellite integrated build capability is dependent on its ability to generate a sustainable order rate satellite and space operations. This can be challenging and may fluctuate on an annual basis as the number of satellite construction contracts awarded varies. Many satellite operators in the communications industry have continued to defer new satellite construction awards to evaluate geostationary and other competing satellite system architectures and other market factors. If we are unable to win new awards or execute existing contracts as expected, our business, results of operations and financial position could be further adversely affected.

The cyclical nature of the commercial satellite market could negatively impact our ability to accurately forecast customer demand. The markets that we serve may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. Specifically, sales of the 1300-class bus have historically been important to Lanteris and there is no assurance that this market will continue to grow or demand levels will increase, nor is there assurance that the market for the smaller bus, will offset any decreases in the market for the 1300-class bus or provide future growth. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, our business, results of operations and financial position could be adversely affected.

The satellite manufacturing industry is driven by continued investment in technologies to meet changing customer demand for complex and reliable services. Our satellite systems embody complex technologies and may not always be compatible with current and evolving technical standards and systems developed by others. Other satellite manufacturers have developed or are developing digital payloads which increase flexibility for geostationary satellites in circumstances with unpredictable demand. We plan to team with providers of this technology to enhance our offering if our customers express interest in it.

Failure or delays to develop technologies or team with providers to obtain technologies to meet the requisite and evolving industry or user standards could have a material adverse effect on our business, financial condition, and results of operations. Failure of suppliers to deliver against end customer requirements could lead to a material adverse effect on our financial results.

Customer concentration creates risks for our business.

For the years ended December 31, 2025 and 2024, approximately 78% and 90% of our revenues, respectively, came from one major customer. To the extent that any large customer were to default or otherwise fail to perform or be delayed in the fulfillment of its contractual obligations to us, changes its ordering patterns or business strategy, or otherwise reduces its purchases or stops purchasing our products or services, or if we experience difficulty in meeting the demand by these customers for our products or services, our revenues and results of operations could be adversely affected.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have a limited operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. While our business has grown, and much of that growth has occurred in recent periods, including through the recent acquisition of Lanteris, the markets for launch services, space systems, spacecraft components and space data applications may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including lower and mid-tier federal contractors with specialized capabilities and the federal government. Additionally, our markets are facing increasing industry consolidation, resulting in larger competitors who have more market share putting more downward pressure on prices and offering a more robust portfolio of products and services. Our primary competitors for satellite manufacturing contracts include the Boeing Company, Lockheed Martin Corporation and Northrop Grumman Corporation in the United States and Thales S.A. and Airbus Defence and Space, a subsidiary of the Airbus Group, in Europe. We may also face competition in the future from more emerging low-cost competitors, some of which could be subsidized or well-funded. Competition in our lunar market is mainly divided between incumbents, such as Lockheed Martin and Blue Origin who pursue larger, more complex contracts such as crewed lunar missions, and next generation players, including our competitors on the CLPS contract such as Astrobotic and Firefly Aerospace. Competitors for the next phases of LTVS include Lunar Outpost and Astrolab Venturi and our competitors for the NSN contract included Kongsberg Satellite Services (“KSAT”), Swedish Space Corporation (“SSC”), and Telespazio. We are subject to competition based upon product designs, performance, pricing, quality, and services. Our product performance, engineering expertise, and product quality have been important factors in our growth. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products. Many of our customers and potential customers have the capacity to design and internally manufacture products that are similar to our products. We face competition from research and product development groups and the manufacturing operations of current and potential customers, who continually evaluate the benefits of internal research, product development, and manufacturing versus outsourcing.

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

We believe our ability to compete successfully in designing, engineering and manufacturing our products and services at significantly reduced cost to customers does and will depend on a number of factors, which may change in the future due to increased competition, our ability to meet our customers’ needs and the frequency and availability of our offerings. If we are unable to compete successfully, our business, financial condition, and results of operations would be adversely affected.

Disruptions in U.S. government operations and funding, including government shutdowns, could harm our business, financial condition, and results of operations could be harmed.

Any disruptions in federal government operations, including government shutdowns, could have a material adverse effect on our revenues, earnings, and cash flows. A prolonged failure to maintain significant U.S. government operations or delays or cancellations of U.S. programs based on budgetary constraints, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings, and cash flows. Continued uncertainty related to recent and future government shutdowns, including related to a change in administration, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations.

Unsatisfactory performance of our satellite and space systems or security incidents at our facilities could have a material adverse effect on our business, financial condition, and results of operations.

We manufacture and operate highly sophisticated satellites and space systems that depend on complex technology. We also work cooperatively with our suppliers, subcontractors, venture partners and other parties (collectively, “Third Parties”). Failures and disruptions or compromises to our or our Third Parties’ systems may be caused by natural disasters, fires (including wildfires), accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, bugs or vulnerabilities, physical or electronic break-ins, human error, intentional conduct, targeted cyberattacks, or similar events or incidents. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our space systems and our facilities meet rigorous performance goals, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, pilot error, failure of Third Party safeguards, natural disasters, cyber-attacks, or other intentional acts, that could result in potential safety risks. For example, the IM-2 mission experienced landing anomalies that impacted our ability to complete all mission milestones. There can be no assurance that our preparations, or those of Third Parties, will be able to prevent any such incidents.

Any actual or perceived safety issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues with our space systems, facilities, or customer safety could result in delaying or cancelling planned flights, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or medical complications could have a material adverse effect on our business, financial condition, and results of operation.

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

Our costs to adequately counter the risk of cyber-attacks and to comply with contractual and/or regulatory compliance requirements may increase significantly in the future. If there is a security vulnerability, error, or other bug in one of ours or our critical third-party systems or if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. Because we do not maintain cybersecurity insurance, these costs will come directly from us and this could harm our financial condition. Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, and security threats could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.

The market for commercial space systems in cislunar and beyond has not been established with precision. It is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

The market for commercial space systems in cislunar and beyond has not been established with precision and is still emerging. Our estimates for the total addressable market for commercial space systems are based on a number of internal and third-party estimates, including our current backlog, the number of consumers, assumed flight cadence, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. The conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for commercial space systems, as well as the expected growth rate for the total addressable market for that experience, may prove to be incorrect.

We may experience delayed lunar launches, launch failures, failure of lunar landers to reach their planned locations, failure of landers to conduct all mission milestones, significant increases in the costs related to launches of lunar landers, and insufficient capacity available from lunar lander launch providers. Any such issue could result in the loss of our lunar landers or cause significant delays in their deployment, which could harm our business, financial condition, and results of operations.

Delays in launching landers are common and can result from manufacturing delays, unavailability of reliable launch opportunities with suppliers, launch supplier schedule delays, delays in obtaining required regulatory approvals, changes in landing coordinates, updates to mission specifications (including mission scope and objectives) and launch failures. If lander manufacturing schedules are not met, a launch opportunity may not be available at the time the landers are ready to be launched. We also share launches with other manufacturers who may cause launch delays that are outside of our control. In addition, launch vehicles may fail, which could result in the destruction of any landers we have in such launch vehicle or an inability for the landers to perform their intended mission. Launch failures also result in significant delays in the deployment of landers because of the need to manufacture replacement parts, which typically takes up to six months or longer, and to obtain another launch opportunity. We also regularly review intended landing coordinates in order to determine the optimal landing site for our landers in consultation with NASA, while also updating mission specifications such as the scope of missions and the mission objectives. As such, from time to time, we have made, and expect to continue to make, material modifications to our missions, each of which may, alone or in the aggregate, cause us to experience material delays. Further, it could be more costly, and potentially prohibitively more costly, for us to launch and deploy our landers in the future due to increases in the cost of launches, launch insurance rates and launch-related services. We are currently targeting a mission launch window of late 2026 for our IM-3 mission. Any launch failure, underperformance, delay or increased cost on lander launches or related services, including on our IM-3 mission, could have a material adverse effect on our business, results of operations, and financial condition.

We may experience delayed satellite launches, failure of our satellites to reach their planned orbital locations, significant increases in production costs of our satellites. Any such issue could harm our business, financial condition, and results of operations.

Delays in launching satellites are common and can result from manufacturing delays, updates to mission specifications (including mission scope and objectives) and launch failures. In September 2024, NASA awarded us a verification task order for NSN communication and navigation services for missions in the lunar region. For the Company to begin to have services under the NSN contract, we must successfully launch at least one satellite into a lunar orbit and five satellites to complete the constellation. If satellite schedules are not met, our operations may be materially adversely impacted. In addition, satellite deployment mechanisms may fail, which could result in an inability for the satellites to perform their intended mission. Further, it could be more costly, and potentially prohibitively more costly, for us to build and deploy our satellites in the future due to supplier cost increases. Any satellite failure, underperformance, delay or increase cost could have a material adverse effect on our business, financial condition, and results of operations. Delays in the construction of satellites and the procurement of requisite components, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition, and results of operations.

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

The release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business could disrupt and harm our business, financial condition, and results of operations.

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

We rely on a limited number of suppliers for certain raw materials, supplied components and product equipment items, many of which particularly in our satellite integrated build capability, are procured or subcontracted on a single or sole-source basis. In addition, we currently rely on a single launch service provider for our lunar missions. We may not be able to obtain sufficient raw materials or supplied components to manage our inventory, meet our manufacturing and operating needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production and could in turn result in reduced sales and profits, contract penalties or terminations and damage to customer relationships and could have a material adverse effect on our operating results, financial condition, or cash flows.

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

We sell complex and technologically advanced products and services, including rocket launch services, mission services, spacecraft, satellites, and spacecraft components. Sophisticated software used in our products and services, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from Third Parties. Most of the launch vehicles, spacecraft and spacecraft components we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. Our products and services may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the launch vehicles, spacecraft, spacecraft components and systems we sell and/or use. Failure to do so could result in lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards.

Rising inflation may materially impact our business, financial condition, and results of operations.

Inflation has increased recently. Inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have and may continue to experience cost increases. Although we may take measures to mitigate the impact of inflation, if these measures are not effective, our business, financial condition, and results of operations could be materially adversely affected.

We are subject to counterparty risk on contracts with customers. If a counterparty to one of our contracts were to default or otherwise fail to perform or be delayed in its performance on any of its contractual obligations to us, such default, failure to perform or delay could have a material adverse effect on our business, financial condition, and results of operations.

Our budgeted capital expenditures, forecasted growth and strategic plan are based on revenues expected to be generated pursuant to signed contracts existing as of the date such budget, forecast and strategic plan are approved by management and our Board. If a customer were to default or otherwise fail to perform or be delayed in the fulfillment of its contractual obligations to us, we would be required to adjust our budget, forecasts and strategic plans to mitigate the impact of such circumstance, which may negatively affect our business, financial condition, cash flows and/or liquidity. Additionally, if the scope of anticipated work related to any customer contract were to change due to unforeseen circumstances or evolving requirements of one or more of our counterparties, we may be unable to generate revenue on our anticipated timeline or may be required to incur increased costs from those originally estimated for a project, which could cause our budgets, forecasts and plans to be inaccurate. While we endeavor to mitigate this risk by assuming potential delays in revenue generation and estimated contract progress when preparing our budget, forecast and strategic plans, it is not possible to predict with accuracy the impact of any default, failure to perform or delay, which results in our inability to completely mitigate such risks. As such, the counterparty default, failure to perform or delay in performance may have a material adverse impact on our business, financial condition, and results of operations.

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

We may incorporate AI solutions into our core offerings and business, and these applications may become important in our operations over time. For example, we currently use an isolated private instance of a corporate AI chatbox and Gilab DUO. Our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than we may, which could impair our ability to compete effectively and adversely affect our results of operations. There are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will enhance our offerings or be beneficial to our business, including our efficiency or profitability. In particular, if these artificial intelligence or machine learning models are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do not have sufficient rights; and/or are adversely impacted by unforeseen defects, technical challenges, cyber security threats or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability through the violation of laws, contracts to which we are a party or civil claims. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

If our prime contractors fail to maintain their relationships with their counterparties and fulfill their contractual obligations, our performance as a subcontractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially and adversely from those anticipated.

We act as a subcontractor to prime contractors on multiple government contracts, including NASA’s JETS Program and SDA’s Tracking Layer Program. Our performance as a subcontractor on a government contract, is dependent on the prime contractor’s ability to satisfactorily maintain its relationship with the government and fulfill its obligations under its contracts. A failure by the prime contractors to fulfill their obligations under their contracts could result in the termination of the prime contract or delayed revenue generation and recognition, thereby resulting in either the termination of our subcontract or material modifications to our subcontract. If any significant subcontract is terminated or delayed in this manner, it could cause our actual results to differ materially and adversely from those anticipated.

Global pandemics, epidemics, outbreaks of infectious diseases or public health crises have disrupted our business and could have a material adverse effect on our business, financial condition, and results of operations.

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

If we are unable to protect the confidentiality of our proprietary information, trade secrets and know-how, our business and competitive position may be harmed.

To protect our proprietary rights, we rely on a combination of patent protections, copyrights, trade secrets, trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, subcontractors, vendors and customers. We consider trade secrets and know-how to be our primary form of intellectual property protection. Although we follow processes to protect our intellectual property, there is no absolute assurance that the steps taken to protect our technology will prevent misappropriation or infringement. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the suppliers, subcontractors, venture partners, employees and consultants, and other third parties who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Even where remedies are available, enforcing a claim that a party illegally disclosed or misappropriated our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

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

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year could have an adverse impact on our business, financial condition, and results of operations.

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

Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for U.S. government due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

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

Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities where open source software may be more susceptible. In addition, certain open source licenses require that source code for software programs that incorporate, use or combine with such open source software be made available to the public at no cost and that any modifications or derivative works to such open source software continue to be licensed under the same terms as the open source software license. The terms of various open source licenses to which we are subject have not or may not have been interpreted by courts in the relevant jurisdictions, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our software and data. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales. Furthermore, any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Any of these events could create liability for us and damage our reputation, which could have a material adverse effect on our business, financial condition, and results of operations and the market price of our shares.

Additionally, if any of our technology violates proprietary rights, including copyrights and patents, third parties may assert infringement claims against us. Certain software modules and other intellectual property used by us or in our satellites make use of or incorporate licensed software components and other licensed technology. These components are developed by third parties over whom we have no control. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our satellites or products or to obtain licenses from third parties to continue offering our satellites or products without substantially re-engineering such products or systems.

As a public reporting company, we are subject to rules and regulations established by the SEC regarding our internal control over financial reporting. Our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A Common Stock and your investment.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. This assessment, pursuant to Section 404(a) of the Sarbanes-Oxley Act, must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, once we are no longer an emerging growth company, pursuant to Section 404(b) of the Sarbanes-Oxley Act, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements to our consolidated financial statements, failure to meet our reporting obligations on a timely basis, loss of investor confidence in the accuracy and completeness of our financial reports, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in, and the value of, our Class A Common Stock.

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

We are required to comply with U.S. export control laws and regulations, including ITAR, Bureau of Political Military Affairs’ directorate of Defense Trade controls administered by the U.S. Department of State, and the EAR, administered by the U.S. Department of Commerce’s Bureau of Industry and Security. Pursuant to these foreign trade control laws and regulations, we are required, among other things, to (i) maintain a registration under ITAR, (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of space transport. While our policies mandate compliance with applicable international trade, export control laws and financial crimes laws, failure by our employees, agents, subcontractors, suppliers and/or existing or future partners to comply with these and similar laws and regulations and our policies could impact us in various ways that include, but are not limited to, criminal, civil and administrative fines and/or legal sanctions, denial of export privileges, debarment and the inability to bid for or enter into contracts or sub-contracts with U.S. government customers and other entities, all of which could have a material adverse effect on our reputation, operations, and financial results.

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

In addition, U.S. export control laws, including those applicable to sensitive technologies, continue to change. For example, the control lists under the ITAR and the EAR are periodically updated to reclassify specific types of export-controlled technology. For example, any changes to the jurisdictional assignment of controlled data or hardware used by us could result in the need for different export authorizations, each then subject to a subsequent approval. As a result of any changes, we may, despite our compliance efforts, inadvertently act inconsistently with these laws. In such circumstances, our efforts to investigate and disclose an apparent violation to the relevant U.S. government agency could lead to audits, enforcement actions, fines, penalties, remediation costs, and other consequences that could have a material adverse effect on our business, financial condition, and results of operations.

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

We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for one or more of these contracts could have an adverse impact on our business, financial condition, and results of operations.

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

Our contracts and services with the U.S. government are also subject to specific procurement regulations and a variety of socioeconomic and other requirements, including the procurement policies and procedures set forth in the FAR. FAR governs all aspects of government contracting, including contractor qualifications and acquisition procedures. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows. For example, contracts awarded under the Department of Defense’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. government contracting practices and terms, such as the Federal Acquisition Regulation and Cost Accounting Standards.

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

Uncertain macro-economic and political conditions could materially adversely affect our business, financial condition, and results of operations.

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

Risks Relating to Our Capital Resources

Our indebtedness could expose us to risks that could adversely affect our business, financial condition, and results of operations.

Our indebtedness could have significant negative consequences for our security holders, business, financial condition, and results of operations by, among other things:

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

Our ability to make scheduled payments of the principal of, pay cash interest on, or refinance our indebtedness, including our Convertible Notes (defined herein), or any indebtedness that we may incur in the future, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and to make necessary capital expenditures, and we may otherwise be unable to maintain sufficient cash reserves to fund our current obligations or any additional indebtedness that we may incur. For example, in connection with the Lanteris acquisition, we entered into a Waiver, Consent, Amendment and Assignment Agreement with ING Belgium NV/SA (“ING”) and certain affiliates of Lanteris, pursuant to which the Company became a guarantor under the Amended and Restated Receivables Purchase Agreement (the “Orbital Receivables Purchase Facility”). Under the facility, through December 1, 2026, ING may purchase certain orbital payment receivables of Lanteris on a discretionary, transaction-by-transaction basis, up to an aggregate maximum of $250.0 million. If a customer prepays a receivable that has been purchased by ING, Lanteris is required to make a contractual make-whole payment based on a net present value formula.

Our actual results may differ significantly from our earnings guidance.

From time to time, we have released, and may continue to release, guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are prepared solely by management and have not been compiled, examined, or reviewed by our registered public accountants or any other independent party, and no assurance is provided with respect to such information.

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

Pension and other postretirement benefit obligations may materially impact our earnings, stockholders’ equity and cash flows from operations, and could have significant adverse impacts in future periods.

Lanteris maintains defined benefit pension and other postretirement benefits plans for some of our employees. Potential pension contributions include discretionary contributions to improve the plans’ funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions, annual pension and other postretirement costs, the value of plan assets and our benefit obligations.

Significant changes in actual return on pension assets, discount rates and other factors could adversely affect our results of operations and require cash pension contributions in future periods. Changes in discount rates and actual asset returns different than our expected asset returns can result in significant non-cash actuarial gains or losses which we record in the fourth quarter of each fiscal year and, if applicable, in any quarter in which an interim re-measurement is triggered. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations.

We also provide other postretirement benefits to certain of our employees, consisting principally of health care, dental and life insurance for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases and discount rates.
Risks Relating to Our Convertible Notes

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of our Convertible Notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor, pay cash with respect to notes being converted. In addition, our ability to repurchase the Convertible Notes and to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness and could trigger cross-defaults and cross-acceleration with other debt. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A Common Stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversions of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A Common Stock.

The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A Common Stock, or a combination of cash and shares of our Class A Common Stock. If we elect to settle our conversion obligation in shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, any sales in the public market of our Class A Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Class A Common Stock.

The capped call transactions may affect the value of the Convertible Notes and our Class A Common Stock.

In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A Common Stock initially underlying the Convertible Notes. The capped call transactions are intended to reduce the potential dilution to our Class A Common Stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with these transactions, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A Common Stock and/or purchasing or selling our Class A Common Stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so during any observation period prior to the maturity date of the Convertible Notes, or, to the extent we exercise the relevant termination election under the capped call transactions, following any repurchase, redemption or conversion of the Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our Class A Common Stock or the Convertible Notes, which could affect the ability of holders to convert the Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of Convertible Notes, it could affect the number of shares of Class A Common Stock, if any, and value of the consideration that holders will receive upon conversion of the Convertible Notes.

The potential effect, if any, of these transactions and activities on the market price of our Class A Common Stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A Common Stock and the value of the Convertible Notes (and as a result, the value of the consideration or the amount of cash and/or the number of shares, if any, that holders would receive upon the conversion of any notes) and, under certain circumstances, the ability of holders to convert their notes.

In addition, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our Class A Common Stock, which could adversely affect the value of our Class A Common Stock and the value of the Convertible Notes.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral.

If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A Common Stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A Common Stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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

We are a holding company and have no material assets other than our equity interest in Intuitive Machines, LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, declare and pay dividends in the future, and otherwise service our debt, including the Convertible Notes, are dependent upon the financial results and cash flows of Intuitive Machines, LLC and its subsidiaries and distributions we receive from Intuitive Machines, LLC. Intuitive Machines, LLC and its subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions.

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

We are party to a Tax Receivable Agreement with Intuitive Machines, LLC and certain Intuitive Machines Members (the “TRA Holders”). Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Holders equal to 85% of the amount of cash tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize (calculated using certain assumptions), as a result of the Existing Basis, Basis Adjustments and Interest Deductions (each as defined below). The actual amount of cash tax savings will depend on, among other things, changes in the relevant tax law, whether we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement and the timing of any future redemptions or exchanges of Intuitive Machines, LLC Common Units. We will depend on cash distributions from Intuitive Machines, LLC to make payments under the Tax Receivable Agreement. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of the purchase of Intuitive Machines, LLC Common Units and Intuitive Machines, LLC Common Unit exchanges, and the resulting amounts we are likely to pay out to the TRA Holders pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial.

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

In addition, decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the Tax Receivable Agreement. For example, the earlier disposition of assets following a redemption or exchange of Intuitive Machines, LLC Common Units may accelerate the recognition of associated tax benefits for which we would be required to make payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before a redemption or exchange of Intuitive Machines, LLC Common Units may increase the tax liability of the TRA Holders (or their transferees or assignees) without giving rise to any rights to receive payments under the Tax Receivable Agreement with respect to tax attributes associated with such assets.

The ability to generate tax assets covered by the Tax Receivable Agreement, and the actual use of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges of Intuitive Machines, LLC Common Units by, or purchases of Intuitive Machines, LLC Common Units from, the TRA Holders (or their transferees or other assignees), the price of our Class A Common Stock at the time of the redemption, exchange or purchase, the extent to which such redemptions, exchanges or purchases are taxable, the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the tax rates and laws then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest.

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

Our Founders Dr. Kamal Ghaffarian, Stephen Altemus and Timothy Crain and their permitted transferees (collectively, the “Founders”), have control over almost all stockholder decisions because they control a substantial majority of the combined voting power. This may limit or preclude your ability to influence corporate matters. As of March 11, 2026, our Founders collectively control approximately 52% of the combined voting power of our common stock primarily as a result of their ownership of Class C Common Stock, each share of which is entitled to three votes on all matters submitted to a vote of our stockholders.

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

The Certificate of Incorporation, By-Laws, and the Delaware General Corporate Law (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the then-current members of the Board or taking other corporate actions, including effecting changes in management. Among other things, the Certificate of Incorporation and By-Laws include provisions regarding:

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

We may be subject to certain claims, litigation, shareholder activism or other proceedings, which could take many forms or arise in a variety of situations. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, the Company has been, and may in the future become, subject to litigation from customers, suppliers or other parties. For example, on November 22, 2024, an alleged successor in interest to a purported former holder of shares of our Series A Preferred Stock (the “Plaintiff”) filed a breach of contract action in the Delaware Court of Chancery alleging that Plaintiff’s predecessor received fewer shares of common stock upon conversion of its shares of Series A Preferred Stock than it was allegedly entitled to receive under the terms of the applicable certificate of designation. The Plaintiff is seeking unspecified contractual damages and equitable relief. Although we believe that we have meritorious defenses and intend to vigorously defend the litigation, we cannot be certain as to the ultimate outcome of this matter or as to any potential losses we may incur, which may be material. In addition, in October 2023, the Civil Division of the U.S. Department of Justice issued a Civil Investigative Demand as part of an investigation into allegations that Lanteris submitted, or caused to be submitted, false claims to the federal government by failing to meet cybersecurity requirements in federal regulations and government contracts issued to Lanteris and made or used false records or statements material to these false claims. Any litigation could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any litigation and stockholder activism.

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

Sales of a substantial number of our shares of Class A Common Stock in the public market by our existing securityholders, including through the exercise of registration rights granted by us, or the perception that those sales might occur, could depress the market price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A Common Stock.

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

In addition, in connection with the acquisition of Lanteris completed on January 13, 2026, we entered into a Transition Service Agreement (“TSA”) with Vantor under which Vantor provides comprehensive cybersecurity and IT security services to Lanteris for an initial nine-month period while Lanteris establishes independent cybersecurity infrastructure. Lanteris and Vantor were both part of Maxar Technologies, with Vantor managing cybersecurity and IT operations. Under the TSA, Vantor provides continuous security monitoring and incident response through a 24/7 Security Operations Center supplemented by managed detection and response services, endpoint and cloud security protections, email security, network threat detection, vulnerability management, threat intelligence, and vendor risk assessment capabilities. Vantor's cybersecurity organization is led by a Chief Information Security Officer, with dedicated teams for security operations, threat intelligence, cyber engineering, vulnerability management, cyber resiliency, governance risk and compliance, and program management. This organizational structure will continue through the duration of the TSA. Lanteris is transitioning these services to independently managed infrastructure, establishing direct vendor relationships, implementing security governance frameworks, and building equivalent monitoring and incident response capabilities. Lanteris has a dedicated cybersecurity team of 12 professionals covering security architecture and engineering, governance, risk and compliance, and application security. We expect to exit the TSA for cybersecurity services by October 2026.

We have not experienced any cybersecurity incidents, nor have we identified risks from known cybersecurity threats, that have had a material impact on our business strategy, results of operations or financial condition. Our costs to adequately counter the risk of cyber-attacks and to comply with contractual and/or regulatory compliance requirements may increase significantly in the future. If there is a security vulnerability, error, or other bug in one of ours or our critical third-party systems or if there is a security exploit targeting them, we could face increased costs, claims, liability, reduced revenue, and harm to our reputation or competitive position. For a description of possible risks associated with a cybersecurity incident, refer to Part I, Item 1A Risk Factors of this Annual Report, “If any of our systems, the systems of any critical Third Parties upon which we rely or our customers’ systems are, or appear to be, breached or if unauthorized processing of customer or third-party data is otherwise performed, public perception of our products services may be harmed, and we may lose business and incur losses or liabilities.”

Governance

The Board oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives, senior leadership regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity threats. Our information technology organization, led by our Senior Vice President of Production & Operations, and our Senior Director of IT & Cybersecurity, are responsible for our overall information security strategy, policy and cyber threat detection and response. The current Senior Director of IT and Cybersecurity is a Certified Information Systems Security Professional (“CISSP”) and has 29 years of IT industry experience in operations and cybersecurity planning and implementations for organizations internal to NASA, Jacobs Engineering, and Lockheed Martin. The Information Technology team includes full-time cybersecurity professionals that work routinely with third party security firms along with government and civilian agencies for malware remediation, threat intelligence sharing, and cyber risk analysis exercises. These partnerships provide 24/7 monitoring and remediation, and the shared intelligence flows into regular updates for our evolving security strategies. Our IT operations team has a combined experience of over 50 years combating cyber threats at all levels including military, government, civilian agencies, and corporate enterprise.

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

We have implemented cybersecurity policies and frameworks based on industry and governmental standards. As a government contractor, we must comply with extensive regulations, including requirements imposed by International Standards such as ISO/IEC 20000-1:2018 Information Technology – Service Management and ISO/IEC 27001:2013 Information Technology – Security Techniques, National Institute of Standards and Technology (NIST) Special Publication (SP) 800 Series requirements and controls, Cybersecurity and Infrastructure Security Agency (CISA) guidance, applicable Federal Information Processing Standards (FIPS) and Federal Acquisition Regulations guidance, and are continuing progress towards full implementation of the Cybersecurity Maturity Model Certification (CMMC) 2.0 standards in 2026.

Item 2. Properties

Houston, Texas. Our corporate headquarters, completed in late 2023, is a leased facility at the Houston Spaceport at Ellington Airport that provides office and advanced production space. In July 2025, we executed a sublease for additional office and production space at the Houston Spaceport at Ellington Airport. The leased production space includes turn-key production equipment, including test facilities.

Palo Alto and San Jose, California. Lanteris, the Company’s recent acquisition that closed in January 13, 2026, operates out of multiple locations in California that provides manufacturing and office space. The Palo Alto facility supports spacecraft design, systems engineering, and program management and the San Jose facility supports large-scale spacecraft manufacturing, assembly, integration, and testing.

In addition, we lease various other facilities within the United States to support mechanisms and robotics, research and development, manufacturing and office space. We believe that our facilities are adequate to meet our needs for the immediate future.

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

On November 22, 2024, Starlight Strategies IV LLC (“Plaintiff”), an alleged successor in interest to a purported former holder of shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) filed a breach of contract action in Delaware Chancery Court. The complaint alleges that the Plaintiff’s predecessor received fewer shares of common stock upon conversion of its shares of Series A Preferred Stock than it was allegedly entitled to receive under the terms of the applicable certificate of designation. The Plaintiff is seeking unspecified contractual damages and equitable relief. The Company has filed its answer to the complaint and asserted counterclaims against the Plaintiff and third-party claims against certain entities affiliated with the Plaintiff. Also, on

January 24, 2025, Kingstown 1740 Fund L.P. and Kingstown Capital Partners LLC (together, “Kingstown”) moved to intervene, seeking to file a complaint in intervention against Starlight. The court granted Kingstown leave to intervene. In connection with the intervention, the Company has agreed to pay Kingstown’s legal fees. In February 2026, the Company and Plaintiff filed motions for summary judgment. The court granted parties leave to move for summary judgment. The Company has not recorded an accrual related to this matter because a loss is not considered probable or reasonably estimable at this time.

In October 2023, the Civil Division of the U.S. Department of Justice issued a Civil Investigative Demand as part of an investigation into allegations that Lanteris submitted, or caused to be submitted, false claims to the federal government by failing to meet cybersecurity requirements in federal regulations and government contracts issued to Lanteris and made or used false records or statements material to these false claims. In late 2025, the Department of Justice presented its initial civil investigation review to Lanteris that it alleged constitute False Claims Act violations related to certain federal government contracts awarded to it. Lanteris is cooperating with the investigation. In connection with the Company’s acquisition of Lanteris, the Seller Parent (as defined in the Lanteris Purchase Agreement) agreed to indemnify Intuitive Machines and its affiliates for the liability of Lanteris related to this investigation. At the request of the Department of Justice, a response and counter arguments to dispute the department’s assertions against Lanteris of False Claims Act violations will be made in the coming months.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock is listed on the Nasdaq Stock Market (the “Nasdaq”) under the symbol “LUNR.”

Holders
As of March 11, 2026, there were 110 holders of record of our Class A Common Stock, 0 holders of record of our Class B Common Stock, 5 holders of record of our Class C Common Stock and 1 holder of record of our Series A Preferred Stock. The number of Class A common stockholders does not include the stockholders whose shares are held in “street name” by brokers, financial institutions, and other nominees. The actual number of stockholders is greater than the number of holders of record.

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

Sale of Unregistered Securities and Use of Proceeds
On October 1, 2025, the Company issued an aggregate of 1,104,178 shares of Class A Common Stock, valued at $11.7 million, to the seller as partial consideration in connection with the Company’s acquisition of KinetX. The shares of Class A Common Stock were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. There were no other unregistered sales of our equity securities during the fiscal year ended December 31, 2025, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity of Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Shareholders Meeting.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the closing of the Business Combination (as defined in Note 1) on February 13, 2023, which was accounted for as a reverse recapitalization in accordance with U.S. GAAP, the financial statements of Intuitive Machines, LLC, a Delaware limited liability company and our wholly-owned subsidiary, are now the financial statements of the Company. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I. Item 1A. “Risk Factors” included in this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “IM,” “Intuitive Machines,” “we,” “us,”, or “our” refer to Intuitive Machines, Inc. and its consolidated subsidiaries.
Overview
Intuitive Machines, Inc., collectively with its subsidiaries (the “Company,” “IM,” “Intuitive Machines,” “we,” “us” or “our”) is a space infrastructure and services company founded in 2013 and focused on enabling sustained infrastructure and human activity beyond Earth. We believe the United States is transitioning from episodic space missions to long-duration operations and persistent presence, and we are building the systems and services required to support this evolution across civil, national security, and commercial markets.

We design, build, integrate and operate spacecraft, communications networks, and space systems that support operations across low Earth orbit (“LEO”), geostationary orbit (“GEO”), cislunar space, and deep space. Our strategy is to evolve space activity from single-mission execution toward continuously operating infrastructure by combining spacecraft delivery with network connectivity and long-term operations. We believe this approach positions us to support enduring government requirements while enabling the development of a commercial space economy.
Our operating model is organized around three integrated capabilities:
•Build — designing, manufacturing, and delivering spacecraft, landers, satellites, surface systems, propulsion, and avionics for government and commercial customers;
•Connect — integrating deployed assets into communications, navigation, command and control, and data relay networks that enable persistent connectivity; and
•Operate — providing mission operations, hosted payload services, data services, navigation and timing capabilities, and other infrastructure-based offerings.
We believe that operating deployed systems as infrastructure, rather than concluding at delivery, creates opportunities for longer-duration contracts, recurring revenue, and margin expansion over time.

Recent Developments
Stock Purchase Agreement - KinetX, Inc.
On October 1, 2025, we completed the stock purchase agreement to acquire 100% of the issued and outstanding capital stock of KinetX, Inc (“KinetX”), a privately-held, Arizona-based aerospace company with more than 30 years of experience delivering flight-proven, deep space navigation, systems engineering, ground software, and constellation mission to the U.S. government and international customers. The consideration for the acquisition totaled approximately $31.3 million, consisting of cash consideration of $15.0 million, seller payable adjustments of $1.1 million treated as consideration transferred, and the issuance of 1,104,178 shares of our Class A Common Stock valued at $11.7 million based on the acquisition date closing stock price of $10.61. Approximately 329,827 shares of Class A Common Stock, valued at $3.5 million, were held back in escrow to settle any post-closing adjustments and/or potential claims. We funded the cash consideration using cash on hand.
The acquisition is intended to reinforce our flight dynamics and navigation integrated connect capabilities. We plan to pair KinetX software and talent with its lunar-proven flight systems, positioning us to lead in emerging opportunities like NASA’s Near Space Network services, the potential for Tracking and Data Relay Satellite System replacement, Mars data relay missions, and commercial operations of legacy Deep Space Network infrastructure. See Note 3 - Acquisitions for more information on the acquisition of KinetX.

Subsequent Events
Lanteris Acquisition
On January 13, 2026, we completed the acquisition of 100% of the issued and outstanding membership interests of Lanteris, pursuant to a Membership Interest Purchase Agreement with Vantor Holdings Inc. Formerly Maxar Space Systems, Lanteris is a spacecraft manufacturer serving national security, commercial and civil customers. In alignment with our vision, we believe the acquisition of Lanteris positions us as a vertically integrated, next generation space prime that can design, manufacture, deliver, and operate missions from earth orbit to the Moon, Mars, and beyond. See Note 19 - Subsequent Events for additional information on the Lanteris acquisition.

Stifel Loan Agreement
On January 12, 2026, the Company and Stifel Bank entered into a waiver, in respect to the loan agreement, pursuant to which Stifel Bank consented to the acquisition of Lanteris (as discussed above and in Note 19 - Subsequent Events) and halted any borrowing and covenant obligations by the Company under the revolving credit facility. See Note 8 - Debt for additional information on this loan and security agreement.
Securities Purchase Agreement
On February 27, 2026, the Company completed a definitive securities purchase agreement (“Securities Purchase Agreement”) with certain institutional investors or their affiliates (collectively, the “Investors”) relating to the issuance and sale to the Investors of shares of Class A Common Stock at a price of $15.12 per share for an aggregate purchase price of $175.0 million. See Note 19 - Subsequent Events for additional information.

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

During 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While some of these wide-reaching tariffs have been paused, these trade policy decisions are outside of our control and may have consequences for our business. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs or legal challenges, could have an adverse impact on our business. Even though we primarily sell our products and services to U.S. Government customers and our suppliers are primarily domestic, we have some exposure to imported materials and components. Based on current conditions, we do not expect a material impact on our results of operations or financial condition over the next year. We will continue to monitor the evolving trade landscape and assess potential implications on our supply chain and business.

On September 30, 2025, the continuing resolution allowing U.S. government departments and agencies to operate through the end of the government fiscal year expired and the U.S. government entered a shutdown. Recently, from January 31, 2026 to February 3, 2026, the U.S. government partially shut down. As a result of any U.S. government shutdown, our business, program performance and results of operations may be impacted by the disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop work orders, delay in contract awards, new program starts, payments for work performed from U.S. government entities, and other actions. We may also experience similar impacts in the event of a series of short-term continuing resolutions rather than full-year fiscal year 2026 appropriations. Generally, the significance of these impacts will primarily be based on the length of the shutdown and timing of passage of a new continuing resolutions or a full budget.
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

Our ability to expand spaceflight mission operations
Our success will partially depend on our ability to expand our lunar mission operations and win government contracts in 2026 and beyond. We completed the first mission in February 2024 and completed our second mission in March 2025. With binding agreements for additional launches as of December 31, 2025, we have $213.1 million in contracted backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue backlog.
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
Cost of revenue (excluding depreciation and amortization)
Cost of revenue (excluding depreciation and amortization) consists primarily of direct material and labor costs, launch services, manufacturing overhead, freight expense, and other personnel-related expenses, which include salaries, bonuses, benefits and stock-based compensation expense. We expect our cost of revenue to increase in absolute dollars in future periods as we sell more products and services. As we grow into our current capacity and execute on cost-optimization initiatives, we expect our cost of revenue as a percentage of revenue to decrease over time.
Depreciation and amortization
Depreciation consists of the depreciation of tangible fixed assets for the relevant period based on the straight-line method over the useful life of the assets. Tangible fixed assets include property and equipment. Amortization consists of the amortization of finite-lived intangibles for the relevant period based on the straight-line method over the useful life of the assets. Our finite-lived intangible assets include customer relationships and developed technology.

Impairment of property and equipment
Impairment of long-lived assets occurs whenever events or changes in circumstances indicate the carrying value of a long-lived asset may not be recoverable. Long-lived assets consists of property and equipment, net. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds it fair value. See Note 5 of the consolidated financial statements for additional information on the impairment of property and equipment.
General and administrative expense (excluding depreciation and amortization)
Selling, general and administrative expense (excluding depreciation and amortization) consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, professional services, insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We also expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods as a percentage of total revenue.
Interest income
Interest income consists of interest income earned on cash and cash equivalents and short-term investment balances held by us in interest bearing demand deposit accounts.
Interest expense
Interest expense is primarily incurred on the Convertible Notes as discussed in Note 8 - Debt, in addition to interest expense on our finance leases.

Change in fair value of earn-out liabilities
Earn Out Units are classified as liabilities transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to stockholders’ equity (deficit) on the consolidated balance sheet. See Notes 2 and 13 of the consolidated financial statements for additional information on the earn-out liabilities.

Change in fair value of warrant liabilities
In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion, the Company has issued warrants which are classified as liabilities on our balance sheet. At each period end, the warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our consolidated statement of operations. See Notes 11 and 13 of the consolidated financial statements for additional information on the warrant liabilities.
Change in fair value of contingent consideration liabilities
In connection with the acquisition of KinetX, the purchase price included a contingent consideration if certain future events or conditions are met and required the Company to holdback a number of shares of Class A Common Stock in escrow. The holdback was accounted for as contingent consideration and recorded as a liability based on its estimated fair value as of the acquisition date. We remeasure the contingent consideration at fair value each period with changes in fair value recorded in other income (expense) on our statements of operations. See Notes 3 and 13 of the consolidated financial statements for additional information on the contingent consideration liabilities.
Loss on issuance of securities
In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion as discussed in Notes 11 and 13 to the consolidated financial statements, the Company issued warrants and recognized a loss on the issuance as the fair value of the securities exceeded the gross proceeds at the issuance date. The Company evaluated the terms of the warrants and determined they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability, initially measured at fair value. The subsequent changes in fair value are recognized in earnings in other income (expense) on the consolidated statement of operations.

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

The financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. for the periods February 13, 2023 forward and resulted in the allocation of approximately 32.6% of Intuitive Machines, LLC’s net loss to noncontrolling interests.

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

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024.

	Year Ended December 31,		$ Change
(in thousands)	2025	2024
Revenues:
Service revenue	$207,132	$228,000	$(20,868)
Grant revenue	2,927	—	2,927
Total revenues	210,059	228,000	(17,941)
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	177,247	190,369	(13,122)
Cost of revenue (excluding depreciation and amortization) - affiliated companies	23,822	34,862	(11,040)
Depreciation and amortization	3,597	1,859	1,738
Impairment of property and equipment	—	5,044	(5,044)
General and administrative expense (excluding depreciation and amortization)	92,624	53,262	39,362
Total operating expenses	297,290	285,396	11,894
Operating loss	(87,231)	(57,396)	(29,835)
Other income (expense):
Interest income	15,272	272	15,000
Interest expense	(4,177)	(92)	(4,085)
Change in fair value of earn-out liabilities	(33,369)	(120,124)	86,755
Change in fair value of warrant liabilities	8,384	(77,651)	86,035
Change in fair value of contingent consideration liabilities	(1,854)	—	(1,854)
Loss on issuance of securities	—	(93,136)	93,136
Other income, net	91	1,242	(1,151)
Total other expense, net	(15,653)	(289,489)	273,836
Loss before income taxes	(102,884)	(346,885)	244,001
Income tax expense	(3,962)	(37)	(3,925)
Net loss	(106,846)	(346,922)	240,076
Net loss attributable to redeemable noncontrolling interest	(25,059)	(67,004)	41,945
Net income attributable to noncontrolling interest	1,507	3,495	(1,988)
Net loss attributable to the Company	(83,294)	(283,413)	200,119
Less: Preferred dividends	(616)	(896)	280
Net loss attributable to Class A common shareholders	$(83,910)	$(284,309)	$200,399

Revenues
Revenue for the years ended December 31, 2025 and 2024 was primarily driven by NASA and other commercial payload contracts associated with our lunar payload missions as well as the OMES III contract where we provide engineering services to the Landsat Servicing mission at the Goddard Space Flight Center in Maryland, the NSN contract for the development of a satellite communications and navigation network, and the LTV contract leading the development of the Moon RACER Lunar Terrain Vehicle.

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
•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024. Total IM-3 mission estimated revenue under fixed-priced contracts is $91.3 million (excluding constrained revenue of $9.7 million) as of December 31, 2025 as compared to $93.0 million as of December 31, 2024. The IM-3 mission timeline runs through March 2027.
•The initial NASA payload contract for the IM-4 mission was awarded in August 2024 with an initial targeted mission launch date no later than August 2028, although we expect the mission launch to occur during the second half of 2027. Total IM-4 mission estimated revenue under fixed-priced contracts is $123.7 million (excluding constrained revenue of $16.2 million) as of December 31, 2025.

Total revenue decreased by $17.9 million, or 8%, for the year ended December 31, 2025 compared to the same period in 2024, primarily driven by decreases on the OMES III contract of approximately $71.9 million due to NASA’s cancellation of the OSAM project task orders and decrease of $5.6 million on LTV contract which was completed during the second quarter of 2025. These decreases were partially offset by overall increases in revenue from CLPS mission contracts of $25.3 million (as further discussed below), and new projects ramping up in 2025, most notably the NSN contract with an increase in revenue of $16.8 million and various other engineering services revenue increased by approximately $17.5 million.

The IM-1 mission successfully completed in February 2024 and resulted in the release of approximately $12.3 million of previously constrained revenue during the first quarter of 2024. Revenue on the IM-2 mission decreased slightly by $0.5 million as the mission was completed in March 2025 and the mission close-out process was finalized in the third quarter of 2025. Revenue from the IM-3 mission increased by $3.7 million as activity picked up on IM-3 following the close-out of IM-2. The IM-4 mission which was awarded in August 2024, recognized revenue of $37.0 million during the year ended December 31, 2025 compared to $2.4 million for the same period in 2024.
Cost of revenue (excluding depreciation and amortization)

Total cost of revenue decreased by $24.2 million, or 11%, for the year ended December 31, 2025 compared to the same period in 2024, primarily driven by the OMES III contract cost decrease of $68.4 million due to NASA’s cancellation of the OSAM project and decrease of $2.7 million on the LTV contract which was completed during the second quarter of 2025. These decreases were partially offset by overall cost increases related to the mission contracts of $23.8 million (as further discussed below), the NSN contract of $11.2 million, and various other engineering services of $12.0 million.

The IM-1 mission completed in February 2024 and incurred cost of revenue of $4.8 million during the first quarter of 2024. On the IM-2 mission, cost of revenue decreased by approximately $21.7 million for the year ended December 31, 2025 compared to the same period in 2024 as the mission was completed in March 2025. IM-3 mission cost of revenue increased by approximately $12.9 million for the year ended December 31, 2025 compared to the same period in 2024, as IM-3 mission activity increases following the final close-out of IM-2. As of December 31, 2025, the IM-3 contract is in a loss position and the accrued contract loss increased by approximately $7.6 million for year ended December 31, 2025 compared to the same period in 2024, driven by cost adjustments during the second quarter of 2025 related to decisions to align the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSN contract obligations. The IM-4 mission which was awarded in August 2024, incurred cost of revenue of $40.1 million during the year ended December 31, 2025 compared to $2.7 million for the same period in 2024. During the second quarter of 2025, IM-4 became a loss contract and has accrued contract losses of approximately $1.4 million for the year ended December 31, 2025.

Impairment of property and equipment

During the third quarter of 2024, management determined that certain assets under development by a third party subcontractor were not in compliance according to the contract. Management concluded the carrying cost of these assets was not recoverable and recorded an impairment charge of approximately $5.0 million including capitalized interest of $0.5 million, in our consolidated statements of operations for the year ended December 31, 2024. No impairment charges were recorded for during the year ended December 31, 2025 related to these assets or other long-lived assets. See Note 5 to the consolidated financial statements for additional information.

General and administrative expense (excluding depreciation and amortization)
General and administrative expense (excluding depreciation and amortization) increased by $39.4 million for the year ended December 31, 2025 compared to the same period in 2024 and primarily reflects the Company’s investment in its workforce to support our operations and business infrastructure, business development (including acquisitions), and information technology to optimize corporate and operational processes and systems, and research and development initiatives to expand our product and service capabilities. The overall increase was primarily driven by professional fees of $12.1 million mostly related to legal and accounting fees, research and development of $11.1 million, higher employee compensation and benefits expense of $5.9 million, software licenses of $2.3 million, increase in bad debt expense of $3.0 million and various other administrative costs.
Other income (expense)

Total other expense, net favorable change of $273.8 million for the year ended December 31, 2025 compared to the same period in 2024 was primarily driven by the favorable changes in fair value of warrant liabilities of $86.0 million, earn-out liabilities of $86.8 million (as the remaining Earn Out Units vested in the first quarter of 2025), loss on issuance of securities of $93.1 million in 2024, and $15.0 million increase in interest income earned on cash and cash equivalents balances held by us in highly liquid interest bearing overnight sweep and demand deposit accounts slightly offset by increase in interest expense of $4.1 million mostly related to our Convertible Notes issued in August 2025 and various other unfavorable changes of $1.1 million.

Income tax expense

For the years ended December 31, 2025 and 2024, we recognized a combined U.S. federal and state expense for income taxes of $4.0 million and $37 thousand, respectively. The effective combined U.S. federal and state income tax rates were (3.85%) and (0.01%) for the years ended December 31, 2025 and 2024, respectively. For years ended December 31, 2025, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income and the deferred tax consequence of our acquisition and subsequent contribution of KinetX assets into Intuitive Machines, LLC. For year ended December 31, 2024, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income.
Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.
Backlog
We define backlog as our total estimate of the revenue we expect to realize in the future as a result of performing work on awarded contracts, less the amount of revenue previously recognized. Although backlog is not a guarantee of future revenue, we monitor backlog because it provides insight into the potential timing and volume of future work on awarded contracts, which can be helpful to investors in evaluating the performance of our business and identifying trends over time. We generally include total expected revenue in backlog when a contract is awarded by the customer under a legally binding agreement. Our backlog does not include any estimate of future potential work orders that might be awarded under government-wide acquisition contracts, agency-specific indefinite delivery/indefinite quantity contracts or other multiple-award contract vehicles, nor does it include option periods that have not been exercised by the customer. Due to government procurement rules, in certain cases revenue included in backlog is subject to budget appropriation or other contract cancellation clauses. Nearly all contracts allow customers to terminate the agreement at any time for convenience.

If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Consequently, our backlog may differ from actual revenue recognized in our financial statements.
The following table presents our backlog as of the periods indicated:

(in thousands)	December 31, 2025	December 31, 2024
Backlog	$213,070	$328,345

Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of December 31, 2025, based on current contract schedules, we expect to recognize approximately 60% to 65% of our backlog in 2026, approximately 35% to 40% in 2027 and the remaining thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog decreased by $115.3 million as of December 31, 2025 compared to December 31, 2024, due to continued performance on existing contracts of $210.1 million (most notably the OMES III contract 73.1 million, CLPS mission contracts $72.3 million, and NSN contract $18.5 million), IM-2 mission close-out adjustments of $8.4 million and adjustments on the IM-3 mission of $1.8 million. These decreases were partially offset by $105.0 million in new awards primarily associated with the OMES III contract $33.4 million, NSN contract $18.0 million, TSC grant $10.0 million, mission rideshare contracts $7.7 million and various other contracts.
As of December 31, 2025, our backlog of $213.1 million exceeded our remaining performance obligations of $102.8 million as reported in Note 4 to our consolidated financial statements. The difference of $110.3 million was primarily due to $39.3 million of variable consideration associated with constrained revenue and $71.0 million in backlog related to the funded value of the OMES III contract, the NSN contract, and various other contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management team uses to assess our operating performance. We calculate Adjusted EBITDA as net income (loss) excluding results from non-operating sources including interest income, interest expense, transaction and integration costs related to acquisitions, share based compensation, change in fair value instruments, gain or loss on issuance of securities, other income/expense, depreciation, impairment of property and equipment, and provision for income taxes.
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
Adjusted EBITDA has limitations as an analytical measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect interest income, interest expense, transaction and integration costs related to acquisitions or other non-operating gains and losses, which may represent an increase to or reduction in cash available to us;
•Adjusted EBITDA does not consider the impact of share-based compensation expense, which is expected to continue to be part of our compensation strategy;
•Adjusted EBITDA does not consider the impact of change in fair value of SAFE Agreements, change in fair value of earn-out liabilities, change in fair value of warrant liabilities, change in fair value of contingent consideration liabilities, loss on issuance of securities, or impairment of property and equipment, that we do not consider to be routine in nature for the ongoing financial performance of our business;
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

	Year Ended December 31,
(in thousands)	2025	2024
Net loss	$(106,846)	$(346,922)
Adjusted to exclude the following:
Income tax expense	3,962	37
Depreciation and amortization	3,597	1,859
Impairment on property and equipment	—	5,044
Interest income	(15,272)	(272)
Interest expense	4,177	92
Transaction and integration costs related to acquisitions	10,782	—
Share-based compensation expense	8,609	8,798
Change in fair value of earn-out liabilities	33,369	120,124
Change in fair value of warrant liabilities	(8,384)	77,651
Change in fair value of contingent consideration liabilities	1,854	—
Loss on issuance of securities	—	93,136
Other (income) expense, net	(91)	(1,242)
Adjusted EBITDA	$(64,243)	$(41,695)
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to free cash flow:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(14,318)	$(57,587)
Purchases of property and equipment	(41,634)	(10,111)
Free cash flow	$(55,952)	$(67,698)

Liquidity and Capital Resources
Since inception, we have funded our operations through internally generated cash on hand, proceeds from sales of our capital stock, proceeds from warrant exercises, and our proceeds from the issuance of bank debt and Convertible Notes. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short and long-term basis are for working capital requirements, general corporate purposes, and capital expenditures as well as research and development efforts and potential mergers and acquisitions. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. Our capital expenditures are primarily related to machinery and equipment, computers and software, and leasehold improvements for general corporate and operational purposes. We expect construction in progress to continue to increase as we develop data relay satellites and ground networks associated with our Data Transmission Services business.
As of December 31, 2025, the Company had cash and cash equivalents of $582.6 million and working capital of $494.0 million. The Company invests excess cash in highly liquid, low risk interest-bearing overnight sweep and demand deposit accounts with major financial institutions.

Warrant Redemption
On February 4, 2025 the Company announced the redemption of all of its outstanding warrants (the Public Warrants and Private Warrants as defined in Note 11, collectively the “Warrants”) and Warrants remaining unexercised as of March 6, 2025 (the “Redemption Date”) were redeemed by the Company for $0.01 per Warrant. During the first quarter of 2025, the Company received approximately $176.6 million in gross proceeds from the exercise of 15,358,229 Warrants. On the Redemption Date, a total of 6,571,724 Warrants remained unexercised which were redeemed by the Company for an aggregate redemption price of $66 thousand. See Note 11 – Public and Private Warrants for additional information.

Stifel Bank
On March 4, 2025, the Company entered into a loan and security agreement with Stifel Bank which provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million. As of December 31, 2025, the revolving credit facility remains unborrowed. On, January 12, 2026, the Company and Stifel Bank entered into a waiver, in respect to the loan agreement, pursuant to which Stifel Bank consented to the acquisition of Lanteris (as discussed in Note 19 - Subsequent Events and below) and halted any borrowing and covenant obligations by the Company under the revolving credit facility. See Note 8 - Debt for additional information on this loan and security agreement.

Convertible Notes
On August 18, 2025, the Company issued $345.0 million aggregate principal amount of 2.500% convertible senior notes due 2030 (the “Convertible Notes”). The Convertible Notes are general, unsecured obligations of the Company and bear interest at a fixed rate of 2.500% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Convertible Notes will mature on October 1, 2030, unless earlier converted, redeemed, or repurchased. The net proceeds of the Convertible Notes were $334.6 million after deducting the initial purchasers’ discount and commissions and the offering expenses payable by the Company.
We used approximately $36.8 million of the net proceeds to pay the cost of the Capped Calls transactions (as further defined in Note 8 - Debt). The Capped Calls cover, subject to anti-dilution adjustments, the number of Class A Common Stock underlying the Convertible Notes. The Capped Calls can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Convertible Notes.
For further information on the Convertible Notes, including terms of conversion, and the Capped Calls, refer to Note 8 - Debt.

KinetX Acquisition
On October 1, 2025, the Company completed the stock purchase agreement to acquire 100% of the issued and outstanding capital stock of KinetX, Inc (“KinetX”). KinetX is a privately-held, Arizona-based aerospace company with more than 30 years of experience delivering flight-proven, deep-space navigation, systems engineering, ground software, and constellation mission design to the U.S. government and international customers. The consideration for the acquisition totaled approximately $31.3 million, consisting of cash consideration of $15.0 million plus $1.1 million for seller payable adjustments treated as consideration transferred, and the issuance of 1,434,005 shares of the Company’s Class A Common Stock valued at $15.2 million based on the October 1, 2025 closing price of $10.61. Of the issued shares, approximately 329,827 shares of Class A Common Stock was held back in escrow to settle any post-closing adjustments and/or potential claims. See Note 3 - Acquisitions for more information on the acquisition of KinetX.
Lanteris Acquisition
On January 13, 2026, the Company completed the acquisition of 100% of the issued and outstanding membership interests Lanteris, pursuant to a Membership Interest Purchase Agreement with Vantor Holdings Inc. Formerly Maxar Space Systems, Lanteris is a spacecraft manufacturer serving national security, commercial and civil customers. The aggregate consideration transferred at closing was approximately $705.8 million, consisting of $403.3 million in cash and 22,991,028 shares of the Company’s Class A Common Stock valued at $283.7 million. In addition, the Company issued approximately 1,518,163 shares of Class A Common Stock valued at $18.7 million for retention and transaction bonuses, assumed indebtedness and funded obligations of approximately $134.9 million, and incurred transaction expenses of $11.7 million. The Company funded the cash portion of the purchase price using cash on hand.

Orbital Receivables Purchase Facility
In connection with the Lanteris acquisition, the Company entered into a Waiver, Consent, Amendment and Assignment Agreement with ING Belgium NV/SA (“ING”) and certain affiliates of Lanteris, pursuant to which the Company became a guarantor under the Amended and Restated Receivables Purchase Agreement (the “Orbital Receivables Purchase Facility”). Under the facility, through December 1, 2026, ING may purchase certain orbital payment receivables of Lanteris on a discretionary, transaction-by-transaction basis, up to an aggregate maximum of $250.0 million. If a customer prepays a receivable that has been purchased by ING, Lanteris is required to make a contractual make-whole payment based on a net present value formula. The Company expects the Orbital Receivables Purchase Facility to continue to support Lanteris’ working capital and liquidity needs.
Securities Purchase Agreement
On February 27, 2026, the Company completed the Securities Purchase Agreement with the Investors relating to the issuance and sale to the Investors of shares of Class A Common Stock at a price of $15.12 per share for an aggregate purchase price of $175.0 million.

Management believes that the cash and cash equivalents as of December 31, 2025 and the liquidity provided from the proceeds of the issuance of securities pursuant to the Securities Purchase Agreement and the issuance of the Convertible Notes, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(14,318)	$(57,587)
Net cash used in investing activities	$(56,580)	$(10,111)
Net cash provided by financing activities	$446,588	$272,787
Operating Activities
During the year ended December 31, 2025, our operating activities used $14.3 million of net cash as compared to $57.6 million of net cash used during the year ended December 31, 2024. Changes in operating assets and liabilities, which consist primarily of working capital balances for our projects, may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities.
Investing Activities
During the year ended December 31, 2025, investing activities used $56.6 million of net cash as compared to $10.1 million of net cash used during the year ended December 31, 2024. The $46.5 million increase in investing activities was driven by higher capital expenditures of $31.5 million associated primarily with the fabrication and development of commercial communications satellites and navigation network, and capital expenditures related to our expansion to a new leased facility at Houston Spaceport to support the growth of our operations. In addition, in October 2025, the Company completed the business acquisition of KinetX for approximately $14.9 million, net of cash received. See Note 3 - Acquisitions for more information on the acquisition of KinetX.
Financing Activities
During the year ended December 31, 2025, financing activities provided $446.6 million of net cash as compared to $272.8 million of net cash provided during the year ended December 31, 2024.

During 2025, our financing activities primarily included $334.6 million in net proceeds from the issuance Convertible Notes, $176.6 million in proceeds from the exercise of warrants, slightly offset by $36.8 million for the purchase of Capped Calls transactions associated with the issuance of the Convertible Notes, $20.7 million for share repurchase, $4.8 million in net activity related to our share-based awards, and $2.2 million in distributions to noncontrolling interests.

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

Contractual Obligations and Commitments
The following table presents our significant contractual obligations and commitments as of December 31, 2025 (in thousands):

		Payments Due
	Total	2026	2027	2028	2029	2030	Thereafter
Operating lease obligations(1)	$91,648	$12,597	$6,691	$3,603	$3,920	$3,940	$60,897
Finance lease obligations(1)	73	45	21	7	—	—	—
Purchase commitments(2)	58,121	38,527	19,594	—	—	—	—
Total	$149,842	$51,169	$26,306	$3,610	$3,920	$3,940	$60,897

(1)    Refer to Note 7 for additional information on our operating and finance lease obligations.
(2)    From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. This represents our significant remaining purchase obligations under non-cancelable commitments.

See Note 9 of the consolidated financial statements for information regarding our tax receivable agreement.
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

Business Combination
The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires management judgment.

When determining the fair value of the assets and liabilities of an acquired business, we make judgments and estimates using all available information to us including, but not limited to, quoted market prices, carrying values, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position and discount rates. We engage third-party appraisal firms when appropriate to assist in the fair value determination of intangible assets. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. Our purchase price allocation related to the acquisition of KinetX is discussed in Note 3 - Acquisitions in the accompanying consolidated financial statements.

Goodwill and Intangible Assets
We evaluate our goodwill and intangible assets for impairment annually in the fourth quarter and in any interim period in which events or circumstances arise that indicate possible impairment. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions.
We test goodwill for impairment at the reporting unit level based on our reporting structure. We currently have one reporting unit which encompasses all operations including new acquisitions. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization, and other relevant qualitative factors. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.
In connection with the acquisition of KinetX in October 2025, the Company initially recognized goodwill and intangible assets in our consolidated financial statements. The Company evaluated these goodwill and intangible assets for impairment as of December 31, 2025 and did not recognize any impairment changes, and will continue to evaluate them annually and during interim periods in which events or circumstances arise that indicate possible impairment. See Note 3 - Acquisitions and Note 6 - Goodwill and Intangible Assets, net for more information on our goodwill and intangible assets recognized in connection with the acquisition of KinetX.

Emerging Growth Company and Smaller Reporting Company Status
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

Loss of Smaller Reporting Company Status

As of June 30, 2025, the market value of shares of our common stock held by non-affiliates was more than $250 million, and our annual revenue during the most recently completed fiscal year was more than $100 million. Therefore, as of July 1, 2025, we no longer qualify as “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. However, we are continuing to rely on exemptions from certain disclosure requirements that are available to SRCs through the filing of this Annual Report on Form 10-K, consistent with the SEC’s rules and related guidance under the Exchange Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are relying on the scaled disclosure requirements available to SRCs and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Intuitive Machines, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Intuitive Machines, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, mezzanine equity, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 19, 2026

INTUITIVE MACHINES, INC.
Consolidated Balance Sheets
(in thousands, except share data and par value)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$582,606	$207,607
Restricted cash	2,733	2,042
Trade accounts receivable, net of allowance for credit losses of $3,295 and $0, respectively	12,193	44,759
Contract assets	12,236	34,592
Prepaid and other current assets	9,046	4,161
Total current assets	618,814	293,161
Property and equipment, net	68,550	23,364
Intangible assets, net	12,968	—
Goodwill	18,697	—
Operating lease right-of-use assets	36,755	38,765
Finance lease right-of-use assets	94	114
Other assets	1,276	—
Total assets	$757,154	$355,404
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$22,199	$17,350
Accounts payable - affiliated companies	1,723	2,750
Contract liabilities, current	57,368	65,184
Operating lease liabilities, current	10,466	2,021
Finance lease liabilities, current	48	37
Other current liabilities	33,028	11,489
Total current liabilities	124,832	98,831
Long-term debt	335,335	—
Contract liabilities, non-current	6,341	14,334
Operating lease liabilities, non-current	26,290	35,259
Finance lease liabilities, non-current	20	63
Earn-out liabilities	—	134,156
Warrant liabilities	60,394	68,778
Other long-term liabilities	240	62
Total liabilities	553,452	351,483
Commitments and contingencies (Note 15)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 5,000 shares issued and outstanding	6,613	5,990
Redeemable noncontrolling interests	951,536	1,005,965
SHAREHOLDERS’ DEFICIT
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 123,472,960 and 101,859,000 shares issued and 121,281,880 and 100,609,000 outstanding	12	10
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 58,628,185 and 55,394,533 shares issued and outstanding	6	6
Treasury stock, at cost, 2,191,080 shares	(33,525)	(12,825)
Paid-in capital	—	—
Accumulated deficit	(721,457)	(996,453)
Total shareholders’ deficit attributable to the Company	(754,964)	(1,009,262)
Noncontrolling interests	517	1,228
Total shareholders’ deficit	(754,447)	(1,008,034)
Total liabilities, mezzanine equity and shareholders’ deficit	$757,154	$355,404
The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenues:
Service revenue	$207,132	$228,000
Grant revenue	2,927	—
Total revenues	210,059	228,000
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	177,247	190,369
Cost of revenue (excluding depreciation and amortization) - affiliated companies	23,822	34,862
Depreciation and amortization	3,597	1,859
Impairment of property and equipment	—	5,044
General and administrative expense (excluding depreciation and amortization)	92,624	53,262
Total operating expenses	297,290	285,396
Operating loss	(87,231)	(57,396)
Other income (expense):
Interest income	15,272	272
Interest expense	(4,177)	(92)
Change in fair value of earn-out liabilities	(33,369)	(120,124)
Change in fair value of warrant liabilities	8,384	(77,651)
Change in fair value of contingent consideration liabilities	(1,854)	—
Loss on issuance of securities	—	(93,136)
Other income, net	91	1,242
Total other expense, net	(15,653)	(289,489)
Loss before income taxes	(102,884)	(346,885)
Income tax expense	(3,962)	(37)
Net loss	(106,846)	(346,922)
Net loss attributable to redeemable noncontrolling interest	(25,059)	(67,004)
Net income attributable to noncontrolling interest	1,507	3,495
Net loss attributable to the Company	(83,294)	(283,413)
Less: Preferred dividends	(616)	(896)
Net loss attributable to Class A common shareholders	$(83,910)	$(284,309)

Net loss per share
Net loss per share of Class A common stock - basic and diluted	$(0.73)	$(4.63)
Weighted-average common shares outstanding
Weighted average shares outstanding - basic and diluted	115,426,620	61,410,250

The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Mezzanine Equity
(In thousands except per share data)

	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2023	26,000	$28,201	$181,662
Conversion of Series A preferred stock (Note 10)	(21,000)	(23,120)	—
Cumulative preferred dividends	—	896	—
Accretion of preferred stock discount	—	13	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	891,307
Net loss attributable to redeemable noncontrolling interests	—	—	(67,004)
Balance, December 31, 2024	5,000	$5,990	$1,005,965
Cumulative preferred dividends	—	616	—
Accretion of preferred stock discount	—	7	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(29,370)
Net loss attributable to redeemable noncontrolling interests	—	—	(25,059)
Balance, December 31, 2025	5,000	$6,613	$951,536

The accompanying notes are an integral part of these consolidated financial statements

INTUITIVE MACHINES, INC.
Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)

	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	22,279,876	$2	70,909,012	$7	$(12,825)	$—	$(248,619)	$(261,435)	$—	$(261,435)
Share-based compensation expense	—	—	—	—	—	8,798	—	8,798	—	8,798
Cumulative preferred dividends	—	—	—	—	—	(896)	—	(896)	—	(896)
Accretion of preferred stock discount	—	—	—	—	—	(13)	—	(13)	—	(13)
Conversion of Series A preferred stock (Note 10)	7,738,743	1	—	—	—	23,119	—	23,120	—	23,120
Class A common stock issued for warrants exercised (Note 10)	22,974,743	3	—	—	—	184,561	—	184,564	—	184,564
Class A common stock issued related to loan conversion (Notes 8 and 10)	3,487,278	—	—	—	—	—	—	—	—	—
Class A common stock issued for stock options exercised	250,947	—	—	—	—	52	—	52	—	52
Class A common stock issued for vested RSUs and PSUs	1,339,417	—	—	—	—	(2,281)	—	(2,281)	—	(2,281)
Class A common stock issued for Class C canceled	15,361,622	1	(15,361,622)	(1)	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(2,267)	(2,267)
Issuance of Class A common stock related to ATM Program (Note 10)	16,521,612	2	—	—	—	97,495	—	97,497	—	97,497
Issuance of Class A common stock related to the 2024 Offering and Concurrent Private Placement (Note 10)	11,904,762	1	(152,857)	—	—	116,874	—	116,875	—	116,875
Transaction costs (Note 10)	—	—	—	—	—	(350)	—	(350)	—	(350)
Tax receivable agreement - obligation to partners	—	—	—	—	—	(473)	—	(473)	—	(473)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(426,886)	(464,421)	(891,307)	—	(891,307)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	3,495	3,495
Net loss attributable to the Company	—	—	—	—	—	—	(283,413)	(283,413)	—	(283,413)
Balance, December 31, 2024	101,859,000	$10	55,394,533	$6	$(12,825)	$—	$(996,453)	$(1,009,262)	$1,228	$(1,008,034)

INTUITIVE MACHINES, INC.
Consolidated Statements of Shareholders’ Deficit (continued)
(In thousands except per share data)

	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	101,859,000	$10	55,394,533	$6	$(12,825)	$—	$(996,453)	$(1,009,262)	$1,228	$(1,008,034)
Share-based compensation expense	—	—	—	—	—	8,609	—	8,609	—	8,609
Cumulative preferred dividends	—	—	—	—	—	(616)	—	(616)	—	(616)
Accretion of preferred stock discount	—	—	—	—	—	(7)	—	(7)	—	(7)
Capped call transactions (Note 8)	—	—	—	—	—	(36,777)	—	(36,777)	—	(36,777)
Acquisition of KinetX and related adjustments (Notes 3 and 9)	1,104,178	—	—	—	—	18,489	—	18,489	—	18,489
Class A common stock issued for warrants exercised (Note 10)	15,358,229	2	—	—	—	176,552	—	176,554	—	176,554
Repurchase of Class A common stock (Note 10)	—	—	—	—	(20,700)	—	—	(20,700)	—	(20,700)
Class A common stock issued for stock options exercised	113,714	—	—	—	—	(558)	—	(558)	—	(558)
Class A common stock issued for vested RSUs and PSUs	771,491	—	—	—	—	(4,279)	—	(4,279)	—	(4,279)
Class A common stock issued for Class C canceled	4,266,348	—	(4,266,348)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	(18)	—	(18)	(2,218)	(2,236)
Issuance of Class C common stock related to earn-out awards (Note 10)	—	—	7,500,000	—	—	167,525	—	167,525	—	167,525
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(328,920)	358,290	29,370	—	29,370
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	1,507	1,507
Net loss attributable to the Company	—	—	—	—	—	—	(83,294)	(83,294)	—	(83,294)
Balance, December 31, 2025	123,472,960	$12	58,628,185	$6	$(33,525)	$—	$(721,457)	$(754,964)	$517	$(754,447)

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents INTUITIVE MACHINES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(106,846)	$(346,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,597	1,859
Bad debt expense	3,431	440
Impairment of property and equipment (Note 5)	—	5,044
Amortization of debt discount and issuance costs	982	—
Share-based compensation expense	8,609	8,798
Change in fair value of earn-out liabilities	33,369	120,124
Change in fair value of warrant liabilities	(8,384)	77,651
Change in fair value of contingent consideration liabilities	1,854	—
Loss on issuance of securities	—	93,136
Deferred income taxes	3,926	—
Other	308	58
Changes in operating assets and liabilities:
Trade accounts receivable, net	30,334	(28,319)
Contract assets	22,389	(28,102)
Prepaid expenses	(5,966)	(481)
Other assets, net	2,503	1,334
Accounts payable and accrued expenses	(2,101)	(1,228)
Accounts payable – affiliated companies	(1,027)	(3,036)
Contract liabilities – current and long-term	(15,809)	38,147
Other liabilities	14,513	3,910
Net cash used in operating activities	(14,318)	(57,587)
Cash flows from investing activities:
Purchase of property and equipment	(41,634)	(10,111)
Purchase of intangible assets	(63)	—
Acquisition of businesses, net of cash acquired	(14,883)	—
Net cash used in investing activities	(56,580)	(10,111)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of discount	335,513	—
Purchase of capped call transactions	(36,777)	—
Payment of debt issuance costs	(929)	—
Proceeds from issuance of securities	—	233,392
Transaction costs	—	(9,370)
Warrants exercised	176,620	61,261
Redemption of warrants	(66)	—
Repurchase of Class A Common Stock	(20,700)	—
Proceeds from borrowings	—	10,000
Repayment of loans	—	(18,000)
Stock option exercises	—	300
Distributions to noncontrolling interests	(2,236)	(2,267)
Payment of withholding taxes from share-based awards	(4,837)	(2,529)
Net cash provided by financing activities	446,588	272,787
Net increase in cash, cash equivalents and restricted cash	375,690	205,089
Cash, cash equivalents and restricted cash at beginning of the period	209,649	4,560
Cash, cash equivalents and restricted cash at end of the period	585,339	209,649
Less: restricted cash	2,733	2,042
Cash and cash equivalents at end of the period	$582,606	$207,607

Table of Contents INTUITIVE MACHINES, INC.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$408
Cash paid for income taxes, net of income tax refunds	$35	$613
Accrued capital expenditures	$6,815	$1,807
Noncash investing activities:
Class A Common Stock issued in acquisition, at fair value	$11,715	$—
Contingent consideration assumed at acquisition, Class A Common Stock	$3,499	$—
Noncash financing activities:
Issuance of Class C Common Stock related to earn-out awards (Note 10)	$167,525	$—
Conversion of Series A preferred stock (Note 10)	$—	$23,120
Preferred dividends	$(616)	$(896)

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

Beginning on February 14, 2023, the Company’s Class A Common Stock and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share (the “Warrants” as further defined in Note 11) began trading on Nasdaq under the symbols “LUNR” and “LUNRW,” respectively. On February 4, 2025, the Company announced the redemption of all of its outstanding publicly issued Warrants. In connection with the redemption, the Warrants ceased trading on the Nasdaq and were delisted, with the suspension of trading effective before the market opened on March 6, 2025.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements and related notes as of and for the years ended December 31, 2025 and 2024 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. Our consolidated financial statements include the accounts of Intuitive Machines, KinetX Inc. (“KinetX”), Space Network Solutions, LLC (“SNS” or “Space Network Solutions”) a majority-owned subsidiary, and IX, LLC, a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income. The Company reclassed a certain amount to separate line item in the consolidated statement of operations.
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
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. See Note 18 - Segment Information for additional disclosures on segment reporting.

Business Combination
The Company accounts for business combinations using the acquisition method of accounting, in accordance with ASC 805, “Business Combinations”. The acquisition method requires identifiable assets acquired and liabilities assumed be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The determination of estimated fair value requires the Company to make significant estimates and assumptions, such as future cash inflows and outflows, discount rates, and asset lives, among other items. During the measurement period, not to exceed one year from the acquisition date, the Company may record adjustments to the provisional amounts recognized for assets and liabilities assumed, with a corresponding adjustment to goodwill, to reflect new information about facts and circumstances that existed as of the acquisition date. For changes in the valuation of intangible assets identified during the measurement period, the related amortization is adjusted to reflect the revised values as if they had been recognized as of the acquisition date. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. See Note 3 for disclosures related to our recent acquisition.

Contingent Consideration
Under the terms of business combinations or asset acquisitions, we may be required to pay additional contingent consideration if specified future events occur or if certain conditions are met. In a business combination, in accordance with ASC 805, contingent consideration is recorded at fair value as of the acquisition date and classified as liabilities or equity. For contingent consideration classified as liabilities, we remeasure the contingent consideration at fair value each period with changes in fair value recorded in the statements of operations. With respect to contingent consideration that may be settled by issuance of shares of our Class A Common Stock, we account for the contingent consideration as a liability in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” and record the initial fair value of the contingent consideration based on our closing stock price on the acquisition date. Subsequent changes in fair value, driven by our Class A Common Stock price, are recorded in the statements of operations at each reporting date. Contingent consideration is classified as current or noncurrent in the consolidated balance sheets based on the contractual timing of future settlement. For additional information on the contingent consideration liabilities, see Note 3 - Acquisitions and Note 13 - Fair Value Measurements.
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

Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There was one major customer that accounted for 78% and 90% of the Company’s total revenue for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there were three major customers that accounted for 49%, 23%, and 11% of the accounts receivable balance, and one major customer that accounted for 90% of the accounts receivable balance as of December 2024.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. For the year ended December 31, 2025, the Company had no major suppliers, and for the year ended December 31, 2024, the Company had one major supplier representing 17% of goods and services purchased. As of December 31, 2025 and 2024, there was one major supplier representing 11% and one other major supplier representing 14%, respectively, of the accounts payable balance.
Liquidity and Capital Resources
The consolidated financial statements as of and for the year ended December 31, 2025, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of December 31, 2025, the Company had cash and cash equivalents of $582.6 million and working capital of $494.0 million. The Company invests excess cash in highly liquid, low risk interest-bearing overnight sweep and demand deposit accounts with major financial institutions. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock, proceeds from warrant exercises, and proceeds from the issuance of bank debt.
On February 27, 2026, the Company completed a definitive securities purchase agreement (“Securities Purchase Agreement”) with certain institutional investors or their affiliates (collectively, the “Investors”) relating to the issuance and sale to the Investors of shares of Class A Common Stock at a price of $15.12 per share for an aggregate purchase price of $175.0 million.

On January 13, 2026, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Lanteris Space Holdings LLC (“Lanteris”), pursuant to a Membership Interest Purchase Agreement with Vantor Holdings Inc. Formerly Maxar Space Systems, Lanteris is a spacecraft manufacturer serving national security, commercial and civil customers. The aggregate consideration transferred at closing was approximately $705.8 million, consisting of $403.3 million in cash and 22,991,028 shares of the Company’s Class A Common Stock valued at $283.7 million. In addition, the Company issued approximately 1,518,163 shares of Class A Common Stock valued at $18.7 million for retention and transaction bonuses, assumed indebtedness and funded obligations of approximately $134.9 million, and incurred transaction expenses of $11.7 million. The Company funded the cash portion of the purchase price using cash on hand. See Note 19 - Subsequent Events for additional information on this acquisition.

On October 1, 2025, the Company completed the stock purchase agreement to acquire 100% of the issued and outstanding capital stock of KinetX, Inc (“KinetX”). KinetX is a privately-held, Arizona-based aerospace company with more than 30 years of experience delivering flight-proven, deep-space navigation, systems engineering, ground software, and constellation mission design to the U.S. government and international customers. The consideration for the acquisition totaled approximately $31.3 million, consisting of cash consideration of $15.0 million plus $1.1 million for transaction costs and other adjustments, and the issuance of 1,104,178 shares of the Company’s Class A Common Stock valued at $11.7 million based on the acquisition date closing stock price of $10.61. Approximately 329,827 shares of Class A Common Stock, was held back in escrow to fund post-closing adjustments, in the amount of $3.5 million, based on the acquisition date closing stock price. The Company funded the cash consideration using cash on hand. See Note 3 - Acquisitions for more information on the acquisition of KinetX.

On August 18, 2025, the Company issued $345.0 million aggregate principal amount of 2.500% convertible senior notes due 2030 (the “Convertible Notes”). The Convertible Notes are general, unsecured obligations of the Company and bear interest at a fixed rate of 2.500% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Convertible Notes will mature on October 1, 2030, unless earlier converted, redeemed, or repurchased. The net proceeds of the Convertible Notes were $334.6 million after deducting the initial purchasers’ discount and commissions and the offering expenses payable by the Company. We used approximately $36.8 million of the net proceeds to pay the cost of the capped call transactions (as further defined in Note 8 - Debt). For further information on the Convertible Notes refer to Note 8 - Debt.
On March 4, 2025, the Company entered into a loan and security agreement with Stifel Bank which provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million. As of December 31, 2025, the revolving credit facility remains unborrowed. Subsequently, on January 12, 2026, the Company and Stifel Bank entered into a waiver, in respect to the loan agreement, pursuant to which Stifel Bank consented to the acquisition of Lanteris (as discussed in Note 19 - Subsequent Events) while halting any borrowing and covenant obligations by the Company under the revolving credit facility. See Note 8 - Debt for additional information on this loan and security agreement.
Management believes that the cash and cash equivalents as of December 31, 2025 and the liquidity provided under the Securities Purchase Agreement and Convertible Notes, will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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
Transaction Costs
Business Acquisitions
Transaction costs consists of direct legal, consulting, audit and other fees related to the business acquisitions of KinetX and Lanteris as further described herein this footnote under Liquidity and Capital Resources, and Notes 3 and 19. For the year ended December 31, 2025, transaction costs incurred related to acquisitions totaled approximately $10.8 million and was recorded to general and administrative expenses in our statement of operations.
Issuance of Securities
Transaction costs related to various agreements for the issuance of securities (as further described in Note 10), includes direct legal, broker, accounting and other fees. Transaction costs related to these activities totaled approximately $9.4 million for the year ended December 31, 2024, recorded as an offset in additional paid-in capital in our consolidated balance sheets. No transaction costs related to the issuance of securities were incurred during the year ended December 31, 2025.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable consists of billed and unbilled receivable, less an allowance for any potential expected uncollectible amounts and do not bear interest. The Company estimates allowance for credit losses based on the credit worthiness of each customer, historical collections experience and other information, including the aging of the receivables. The Company writes off accounts receivable against the allowance for credit losses when a balance is unlikely to be collected.
The following table provides a roll-forward of the Company’s allowance for credit losses (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$—	$—
Provision for credit losses, net	3,431	440
Write-offs	(136)	(440)
Balance, end of year	$3,295	$—

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
Long-Lived Assets
Long-lived assets consist of property and equipment, net, and are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived asset may not be recoverable. Recoverability is measured by comparing the carrying value of a long-lived asset to the future undiscounted cash flows that the long-lived asset is expected to generate from use and eventual disposition. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. See Note 5 for further discussion of our impairment losses on property and equipment.

Goodwill and Intangible Assets
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The carrying value of goodwill is subject to an annual impairment test, which we will perform during the fourth quarter of the fiscal year. Impairment tests may also be triggered by any significant events or changes in circumstances affecting our business.

We currently have one reporting unit which encompasses all operations including new acquisitions. In performing our annual goodwill impairment test, we will perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization, and other relevant qualitative factors. If the qualitative factors indicate a potential impairment, we compare the fair value of our reporting unit to the carrying value of our reporting unit. If the fair value is less than its carrying value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

Our intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized on a straight-line basis over their estimated useful lives. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that an impairment may exist. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying values. See Note 6 for additional information on goodwill and intangible assets.

Earn-Out Liabilities
Unvested earn out units of Intuitive Machines, LLC (“Earn Out Units”) are classified as liability transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to shareholders’ equity (deficit) on the consolidated balance sheet. As of the Closing Date, the Earn Out Units had a fair value of $99.7 million. As a result of the OMES III Contract award by the National Aeronautics and Space Administration (“NASA”) in May 2023, Triggering Event I under the earn out agreement vested resulting in the issuance of 2,500,000 shares of Intuitive Machines Class C common stock, par value $0.0001 per share (the “Class C Common Stock”) with a fair value of approximately $19.4 million to the applicable Intuitive Machines, LLC Members resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. In February 2025, the Triggering Events II-A and III were met, resulting in the issuance of 5,000,000 and 2,500,000, respectively, shares of Class C Common Stock with an aggregate fair value of approximately $167.5 million, resulting in a reduction to earn-out liabilities and an increase to shareholders’ deficit. See Note 13 - Fair Value Measurements for additional information related to the changes in fair value and conversions to equity of the earn-out liabilities. As of December 31, 2025, all of the Earn Out Units have vested and the earn-out liabilities no longer exist.

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

In conjunction with the closing of the Business Combination, the Company received proceeds of $26.0 million and issued 26,000 shares of Series A Preferred Stock and 541,667 Preferred Investor Warrants. The Series A Preferred Stock and Preferred Investor Warrants each represent freestanding financial instruments. The Series A Preferred Stock is not a mandatorily redeemable financial instrument and is redeemable at the option of the Series A Investors. The Series A Preferred Stock was recorded as Series A preferred stock subject to possible redemption and classified as temporary equity pursuant to ASC 480-10-S99. The Preferred Investor Warrants were classified as equity. The $26.0 million in proceeds received were allocated to the Series A Preferred Stock and Preferred Investor Warrants based on the relative fair value of the instruments at closing. See Note 10 for additional information on the Series A Preferred Stock and Note 11 for additional information on the Preferred Investor Warrants.

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

Lease Liabilities and Right-of-Use Assets
We determine whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and right-of-use assets (“ROU assets”) are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in the calculation of present value unless the implicit rate can be readily determined, however, none of our lease liabilities were determined using implicit rates. Certain leases include provisions for the renewal or termination. We only consider fixed payments and those options that are reasonably certain to be exercised in the determination of the lease term and the initial measurement of lease liabilities and ROU assets. Expense for operating lease payments is recognized as lease expense on a straight-line basis over the lease term. We do not separate lease and non-lease components of a contract. Operating and finance ROU assets, and operating and finance lease liabilities are presented within our consolidated balance sheet. See Note 7 - Leases for further disclosures and information on leases.
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
Redeemable Noncontrolling Interests
Noncontrolling interests represent the portion of Intuitive Machines, LLC that Intuitive Machines, Inc. controls and consolidates but does not own. The noncontrolling interests was created as a result of the Business Combination and represents 68,150,754 common units issued by Intuitive Machines, LLC to the prior investors. As of the Close of the Business Combination, Intuitive Machines, Inc. held an 18.8% interest in Intuitive Machines, LLC, with the remaining 81.2% interest held by Intuitive Machines, LLC’s prior investors. As of December 31, 2025, Intuitive Machines, Inc. held an 67.4% interest in Intuitive Machines, LLC with the remaining 32.6% interest held by the prior investors. The prior investors’ interests in Intuitive Machines, LLC represents a redeemable noncontrolling interest. At its discretion, the members have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Intuitive Machines Class C Common Stock in Intuitive Machines) for either shares of Class A Common Stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of Intuitive Machines, LLC Common Units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the Board’s approval. As of December 31, 2025, the prior investors of Intuitive Machines, LLC hold the majority of the voting rights on the Board.

As the redeemable noncontrolling interests are redeemable upon the occurrence of an event that is not solely within the Company’s control, we classify our redeemable noncontrolling interests as temporary equity. The redeemable noncontrolling interests were initially measured at the Intuitive Machines, LLC prior investors’ share in the net assets of the Company upon consummation of the Business Combination. Subsequent remeasurements of the Company’s redeemable noncontrolling interests are recorded as a deemed dividend each reporting period, which reduces retained earnings, if any, or additional paid-in capital of Intuitive Machines. Remeasurements of the Company’s redeemable noncontrolling interests are based on the fair value of our Class A Common Stock. See Note 10 - Mezzanine Equity and Equity for additional information related to the redeemable noncontrolling interests.

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

Government Grants
From time to time, the Company may be awarded government grants. U.S. GAAP does not have specific accounting standards covering government grants to business entities. The Company applies International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for government grants. Under IAS 20, government grants or awards are initially recognized when there is reasonable assurance the conditions of the grant or award will be met and the grant or award will be received. After initial recognition, government grants or awards are recognized as income under revenue within the statement of operations on a systematic basis in a manner consistent with the manner in which the Company recognizes the underlying costs included in the cost of revenue within the statement of operations for which the grant or award is intended to compensate. A grant receivable is recognized for expenses incurred but for which grant funding has not yet been received. The Company follows ASC 832, Disclosures by Business Entities about Government Assistance, with respect to the disclosures of governmental grants or awards. See Note 4 - Revenue for further discussion on government grants.
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

The Company follows the guidance of ASC Topic 740, Income Taxes. Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The open tax years for the tax returns generally include 2022 through 2024 for state and federal reporting purposes.

Tax Receivable Agreement
In conjunction with the consummation of the Transactions, Intuitive Machines, Inc. entered into a Tax Receivable Agreement (the “TRA”) with Intuitive Machines, LLC and certain Intuitive Machines, LLC members (the “TRA Holders”). Pursuant to the TRA, Intuitive Machines, Inc. is required to pay the TRA Holders 85% of the amount of cash tax savings, if any, in U.S. federal, state, and local income tax that are based on, or measured with respect to, net income or profits, and any interest related thereto that Intuitive Machines, Inc. realizes, or is deemed to realize, as a result of certain tax attributes, including (A) existing tax basis of certain assets of Intuitive Machines, LLC and its subsidiaries, (B) tax basis adjustments resulting from taxable exchanges of Intuitive Machines, LLC Common Units acquired by Intuitive Machines, Inc., (C) certain tax benefits realized by Intuitive Machines, Inc. as a result of the Business Combination, and (D) tax deduction in respect of portions of certain payments made under the TRA. All such payments to the TRA Holders are the obligations of Intuitive Machines, Inc., and not that of Intuitive Machines, LLC. See Note 9 - Income Taxes for additional information on the TRA liability.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For public business entities, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continue to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company adopted the new standard as of January 1, 2025 and has applied this standard prospectively in the financial statements. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments. The standard is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. Management does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets which provides all entities a practical expedient option when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and applied prospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

In December 2025, FASB issued ASU 2025-10, Government Grants (Topic 832) - Accounting for Government Grants Received by Business Entities ASU 2025-10 which establishes authoritative guidance for the accounting of government grants received by business entities. The guidance requires recognition of grants when it is probable that the entity will comply with the related conditions and that the grant will be received. Asset-related grants may be recorded as deferred income or as a reduction of the related asset, while income-related grants are recognized in earnings over the periods in which the related costs are incurred. The amendment is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impacts of adopting this ASU on its consolidated financial statements.

Other Current Liabilities
As of December 31, 2025 and 2024, other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Payroll accruals	$12,818	$10,274
Income tax liability	143	43
Professional fees accruals	11,458	960
Contingent consideration liabilities (Notes 3 and 13)	5,353	—
Loan interest payable	3,186	—
Other accrued liabilities	70	212
Other current liabilities	$33,028	$11,489

NOTE 3 - ACQUISITIONS
On October 1, 2025, the Company completed the stock purchase agreement to acquire 100% of the issued and outstanding capital stock of KinetX. KinetX is a privately-held, Arizona-based aerospace company with more than 30 years of experience delivering flight-proven, deep-space navigation, systems engineering, ground software, and constellation mission design to the U.S. government and international customers. The consideration for the acquisition totaled approximately $31.3 million, consisting of cash consideration of $15.0 million, seller payable adjustments of $1.1 million treated as consideration transferred, and the issuance of 1,104,178 shares of the Company’s Class A Common Stock valued at $11.7 million based on the acquisition date closing stock price of $10.61. Approximately 329,827 shares of Class A Common Stock valued at $3.5 million, were held back in escrow to settle any post-closing adjustments and/or potential claims. The holdback was accounted for as contingent consideration and recorded as a liability based on its estimated fair value as of the acquisition date. The Company funded the cash consideration using cash on hand. Goodwill primarily represents expected synergies, assembled workforce, and future growth opportunities. The goodwill is not fully deductible for income tax purposes.
The following table presents the purchase consideration and the preliminary estimated fair values of the assets acquired and liabilities assumed by the Company as of the acquisition date (in thousands):

October 1, 2025
Cash consideration	$15,000
Fair value of Class A Common Stock issued	11,715
Equity holdback in escrow	3,500
Transaction costs and other adjustments payable to the seller	1,130
Purchase consideration	$31,345

Assets:
Cash and cash equivalents	$1,247
Trade accounts receivable	1,232
Contract assets	34
Prepaid and other current assets	306
Property and equipment, net	134
Intangible assets, net	13,300
Operating lease right-of-use assets	495
Total assets	16,748
Liabilities:
Accounts payable and accrued expenses	174
Operating lease liabilities, current	114
Deferred tax liability, current	2,847
Other current liabilities	584
Operating lease liabilities, non-current	381
Total liabilities	4,100
Fair value of net identifiable assets acquired	12,648
Goodwill	$18,697

The following table summarizes the preliminary estimated fair values of intangible assets acquired by class and the related estimated lives (in thousands, except useful life in years):

Intangible Asset	Estimated Life in Years	October 1, 2025
Customer relationships	10	$1,900
Developed technology	10	11,400
Total intangible assets		$13,300

The amounts presented in the tables above represent preliminary valuation analyses completed to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions but are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. All values remain preliminary including, but not limited to, intangible assets, including the preliminary assumptions used in their estimates of fair values and their respective estimated useful lives, the valuation of certain tangible assets, working capital accounts, income taxes, and residual goodwill. The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

The result of operations of KinetX has been included in the Company’s consolidated statement of operations since the date of acquisition, October 1, 2025, and includes revenues of $1.3 million and operating loss of $0.9 million for the year ended December 31, 2025.

NOTE 4 - REVENUE
Disaggregated Revenue
We disaggregate our revenue from contracts with customers by contract type. The following table provides information about disaggregated revenue for the years ended December 31, 2025 and 2024, (in thousands):

	Year Ended December 31,
	2025		2024
Revenue by Contract Type
Fixed price	$120,308	57%	$74,681	33%
Cost reimbursable	80,102	38%	146,516	64%
Time and materials	6,722	3%	6,803	3%
Revenue from contracts with customers	207,132	98%	228,000	100%
Grant revenue	2,927	2%	—	—%
Total revenue	$210,059	100%	$228,000	100%
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
The following table presents contract assets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Contract Assets
Unbilled receivables	$12,228	$18,113
Deferred contract costs	8	16,479
Total	$12,236	$34,592
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $29.8 million and $10.1 million for the years ended December 31, 2025 and 2024, respectively. Launch delay fees are recorded directly to the cost of revenue and were $2.3 million and $3.6 million, for the years ended December 31, 2025 and 2024, respectively.
The following table presents contract liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Contract liabilities – current
Deferred revenue	$45,712	$54,803
Contract loss provision	6,996	7,890
Accrued launch costs	4,660	2,491
Total contract liabilities – current	57,368	65,184
Contract liabilities – long-term
Deferred revenue	5,900	14,334
Contract loss provision	441	—
Total contract liabilities – long-term	6,341	14,334
Total contract liabilities	$63,709	$79,518
Revenue recognized from amounts included in contract liabilities at the beginning of the period was $53.3 million and $13.6 million, during the years ended December 31, 2025 and 2024, respectively.
Loss Contracts
A contract loss occurs when the current estimate of the consideration that we expect to receive is less than the current estimate of total estimating costs to complete the contract. For purposes of determining the existence of or amount of a contract loss, we consider total contract consideration, including any variable consideration constrained for revenue recognition purposes. We may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of $22.6 million and $28.1 million for the years ended December 31, 2025 and 2024, respectively.
The status of these loss contracts was as follows:
•Our IM-1 mission contract for lunar payload services, became a loss contract due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The contract was successfully completed in February 2024. As a result of a successful mission, previously constrained variable consideration of $12.3 million as of December 31, 2023 was released and approximately $11.6 million was recognized as revenue during the first quarter of 2024. For the year ended December 31, 2024, changes in estimated contract costs resulted in an additional $5.7 million in contract loss.
•Our IM-2 mission contract for lunar payload services, became a loss contract in 2023 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The IM-2 mission associated with this contract was completed in March 2025. For the years ended December 31, 2025 and 2024, changes in estimated contract costs resulted in an additional $1.0 million and $9.9 million, in contract loss, respectively. During the third quarter of 2025, the IM-2 mission contract was closed-out and previously constrained revenue of approximately $5.5 million was recognized in revenue. As of December 31, 2024, the contract loss provision recorded in contract liabilities, current in our consolidated balance sheets was $0.9 million, and there was no contract loss provision remaining as of December 31, 2025.
•Our IM-3 mission contract for lunar payload services, became a loss contract in 2021 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. For the years ended December 31, 2025 and 2024, changes in estimated contract costs resulted in an additional $20.1 million and $12.5 million, in contract loss, respectively. The increase in estimated contract costs was primarily driven by the alignment of the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSN contract obligations. The period of performance for this contract currently runs through March 2027. As of December 31, 2025, this contract was approximately 85% complete. As of December 31, 2025 and 2024, the contract loss provision recorded in contract liabilities, current was $6.5 million and $7.0 million, respectively, in our consolidated balance sheets.

•Our IM-4 mission contract for lunar payload services, became a loss contract during the second quarter of 2025 due to estimated contract costs exceeding the estimated amount of consideration that we expect to receive. For the year ended December 31, 2025, changes in estimated contract costs resulted in $1.4 million in contract loss. As of December 31, 2025 this contract was approximately 32% complete. The period of performance for this contract currently runs through August 2028. As of December 31, 2025, the contract loss provision recorded in contract liabilities, current was $0.5 million and $0.4 million in contract liabilities, non-current in our consolidated balance sheets.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $102.8 million. The Company expects to recognize revenue on approximately 60-65% of the remaining performance obligations over the next 12 months, 35%-40% in 2027 and the remaining thereafter. Remaining performance obligations do not include variable consideration that was determined to be constrained as of December 31, 2025 due to the uncertainty of achieving performance milestones or other factors not yet resolved.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials agreements and cost reimbursable agreements.

Grant Revenue and Related Matters
In April 2025, the Texas Space Commission (“TSC”) selected Intuitive Machines for a grant up to $10.0 million from the Space Exploration and Research Fund. This funding supports the development of an Earth reentry vehicle and orbital fabrication lab designed to enable microgravity biomanufacturing and is intended to serve as a critical risk-reduction platform for the Company’s future lunar sample return missions. Under the TSC grant, the Company will apply up to $10.0 million in funds pursuant to budget periods defined in the TSC award through June 30, 2026 as reimbursement for costs incurred in completing the tasks, specified by the Company, to complete the design of the Earth reentry vehicle. The TSC can terminate the TSC award for convenience. Under such a termination, the Company will be permitted to seek reimbursement of valid costs incurred through the date of termination. During the year ended December 31, 2025, the Company recognized grant revenue of $2.9 million and corresponding expenses included in cost of revenue on the consolidated statement of operations. As of December 31, 2025, the grant receivable was $2.9 million, and is included in trade accounts receivables on the consolidated balance sheet.
NOTE 5 - PROPERTY AND EQUIPMENT, NET
As of December 31, 2025 and 2024, property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Leasehold improvements	$336	$208
Vehicles and trailers	146	129
Computers and software	7,931	4,146
Furniture and fixtures	3,097	1,913
Machinery and equipment	9,632	4,361
Construction in progress	54,964	17,117
Property and equipment, gross	76,106	27,874
Less: accumulated depreciation and amortization	(7,556)	(4,510)
Property and equipment, net	$68,550	$23,364
Total depreciation expense related to property and equipment for the years ended December 31, 2025 and 2024, was $3.3 million and $1.9 million, respectively.

As of December 31, 2025, construction in progress includes $50.8 million in capitalized costs associated with the fabrication and development of communications satellites and ground network assets, primarily in support of the NSN contract. During the third quarter of 2024, management determined that certain assets under development by a third party subcontractor were not in compliance according to the specifications under contract. Management concluded that carrying cost of these assets was not recoverable and recorded an impairment charge of approximately $5.0 million, including capitalized interest of $0.5 million, in our consolidated statements of operations for the year ended December 31, 2024. No impairment charges were recorded for during the year ended December 31, 2025 related to these assets or other long-lived assets.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS, NET

On October 1, 2025, the Company acquired goodwill and intangible assets in connection with the completed stock purchase agreement of KinetX as further discussed in Note 3.

Goodwill
As of December 31, 2025, the carrying amount for goodwill was $18.7 million. There were no adjustments and no impairment recognized related to goodwill during the year ended December 31, 2025.

Intangible Assets, Net
The gross carrying amounts and accumulated amortization of our intangible assets consisted of the following (in thousands, except useful life in years):

		December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets
Customer relationships	10	$1,900	$(47)	$1,853
Developed technology	10	11,400	(285)	11,115
Total intangible assets, net		$13,300	$(332)	$12,968

Our acquired intangible assets are amortized to expense on a straight-line basis over their estimated useful lives. Amortization expense was $332 thousand for the year ended December 31, 2025. Over the next five years, estimated future amortization expense is approximately $1.3 million for each year from 2026 through 2030. There was no impairment recognized related to intangible assets during the year ended December 31, 2025.

NOTE 7 - LEASES
The Company leases real estate for administrative office space, research, marketing and light manufacturing operations of the lessee’s aerospace related research and development business under operating leases.
The Company has seven real estate leases with lease terms ranging from 30 months to 313 months and seven equipment leases (of which six are finance leases) with lease terms ranging from 36 months to 60 months, some of which contain options to extend and some of which contain options to terminate the lease without cause at the option of lessee.
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
Lunar Production and Operations Center Expansion
In July 2025, we executed an amendment to our ground lease agreement to expand our Lunar Production and Operations Center (“LPOC”) at the Houston Spaceport at Ellington Airport. The expansion calls for an additional investment of approximately $12.6 million by the Company for the construction of new production and testing facilities, plus support infrastructure, to scale our lunar lander assembly, Earth-reentry systems, Lunar Terrain Vehicle development, and NASA’s Near Space Network services. The amendment expands the total leased project site by an additional tract of approximately 3.0 acres. The amendment extends the lease term from 20 years to 25 years (ending October, 2048), with three optional renewal periods of 5 years each, and reduces the right-of-use assets and liabilities by approximately $7.1 million. The Company accounted for this amendment as a lease modification by remeasuring the right-of-use assets and liabilities as of the effective date. Should construction costs exceed the estimated expansion investment, the Company will consider and account for the excess as variable lease payments or, if the excess costs are significant, the Company will remeasure the lease liability and right-of-use asset. Furthermore, the amendment includes lease components that have not yet commenced. The Company expects to recognize additional lease liabilities of approximately $7.9 million as the expansion phases are completed in 2026.
Spaceport Facility Lease Agreement
In July 2025, we executed a sublease for additional office and production space at the Houston Spaceport at Ellington Airport totaling approximately 116,000 square feet. The leased production space includes turn-key production equipment, including test facilities, that allow for an efficient and cost-effective expansion of our manufacturing capabilities. The lease agreement has a remaining term of 7 years. As of December 31, 2025, the Company recorded operating right-of-use assets of $6.4 million and operating lease liabilities of $6.8 million.

The components of total lease expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$5,025	$4,144
Finance lease cost	40	37
Variable lease cost	431	—
Short-term lease cost	580	94
Total lease cost	$6,076	$4,275
The components of supplemental cash flow information are as follows (in thousands):

	Year Ended December 31,
	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities	$3,379	$7	$2,019	$9
Cash flows from investing activities	$—	$—	$3,823	$2
Cash flows from financing activities	$—	$31	$—	$35
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,182	$—	$4,145	$43
Weighted average remaining lease term - operating leases (in months)	211	23	204	28
Weighted average discount rate - operating leases	11.2%	8.0%	6.5%	7.8%
The operating and finance lease ROU assets, current operating lease liabilities, current finance lease liabilities, non-current operating lease liabilities, and non-current finance lease liabilities are disclosed in our consolidated balance sheets.
The table below includes the estimated future undiscounted cash flows for operating and finance leases as of December 31, 2025 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$12,597	$45
2027	6,691	21
2028	3,603	7
2029	3,920	—
2030	3,940	—
Thereafter	60,897	—
Total undiscounted lease payments	$91,648	$73
Less: imputed interest	54,892	5
Present value of lease liabilities	$36,756	$68

NOTE 8 - DEBT
The following table summarizes our outstanding debt (in thousands):

	December 31, 2025	December 31, 2024
Convertible Notes	$345,000	$—
Less: unamortized debt discount	(8,803)
Less: unamortized debt issuance costs	(862)	—
Long-term debt, net of current maturities	$335,335	$—
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

The initial conversion rate for the Convertible Notes is 76.2631 shares of Class A Common Stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $13.1125 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, holders who convert their notes in connection with a make-whole fundamental change or a notice of redemption may be entitled to an increase in the conversion rate. For the potential dilutive impact of the Convertible Notes if-converted, refer to Note 14 - Net Loss per Share.

The Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company after which the notes become automatically due and payable. As of December 31, 2025, the Company was in compliance with all debt covenant requirements related to the Convertible Notes.

As of December 31, 2025, the aggregate fair value of the Convertible Notes was $526.4 million based on an observable market quote in an active market (Level 2 inputs). Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the accompanying consolidated balance sheet as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. The conversion feature was evaluated under ASC 815, “Derivatives and Hedging” and ASC 470-20 “Debt with Conversion and Other Options” and was not separated as a derivative because it met the equity scope exception; therefore, the Convertible Notes are accounted for entirely as a liability. During the year ended December 31, 2025, the effective interest rate on the Convertible Notes, including the impact of the debt discount and issuance costs, was approximately 3.04% and the Company recognized $3.9 million of interest expense related to the Convertible Notes which included the amortization of the debt discount and issuance costs of $0.8 million.

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

Stifel Loan Agreement
On March 4, 2025, we entered into a loan and security agreement (the “Loan Agreement”) with Stifel Bank. The Loan Agreement provides for a secured revolving credit facility in an aggregate principal amount of up to $40.0 million (the “Revolving Facility”). The proceeds of the loans (and any letters of credit issued thereunder) may be used for the funding of growth initiatives, including working capital needs and general corporate purposes as the Company continues to focus on minimizing its cost of capital while maximizing available funding alternatives. Amounts outstanding under the Revolving Facility bear interest at a rate per annum equal to the greater of (a) Term SOFR (secured overnight financing rate) plus 2.75% and (b) 6.00% and requires the Company to meet certain financial and other covenants. The Loan Agreement matures on April 30, 2027 (the “Maturity Date”). Subject to certain conditions in the Loan Agreement, amounts borrowed thereunder may be repaid and reborrowed at any time prior to the Maturity Date. As of December 31, 2025, the Company was in compliance with all covenants related to the Loan Agreement. As of December 31, 2025, there was no outstanding debt under the Stifel Loan Agreement.
On January 12, 2026, the Company and Stifel Bank entered into a waiver, in respect to the Loan Agreement pursuant to which Stifel Bank consented to the acquisition of Lanteris (as discussed in Note 19 - Subsequent Events) and halted any borrowing and covenant obligations by the Company under Revolving Facility.
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

On January 29, 2024, the Bridge Loan was repaid in full as a result of $10.0 million in contributions from the Guarantor under the Bridge Loan Conversion transaction further described in Note 10.

NOTE 9 - INCOME TAXES

The Company’s consolidated income tax provision consisted of the following components (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	35	41
Deferred:
Federal	3,927	—
State and local	—	(4)
Total income tax provision (benefit)	$3,962	$37

A reconciliation of the provision for income taxes to the amount computed by applying the 21.0% statutory U.S. federal income tax rate to income before income taxes for years after to the adoption of ASU 2023-09 is as follows (in thousands except for rates):

	Year Ended December 31, 2025
Loss before income taxes	$(102,884)
U.S. federal statutory tax rate	(21,605)	21.0%
State and local income tax, net of federal (national) income tax effect (1)	35	(0.03)%
Changes in valuation allowance	10,657	(10.36)%
Nontaxable or nondeductible items
Fair value activity on earn-out liabilities	7,007	(6.81)%
Income passed through to partners	4,946	(4.81)%
Equity compensation	(1,752)	1.70%
Other	935	(0.91)%
Other adjustments
KinetX investment deferred adjustment	3,927	(3.82)%
Other	(188)	0.19%
Total income tax provision	$3,962	(3.85)%

(1) State and local taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of the income tax provision computed at the Company’s effective tax rate is as follows (in thousands except for rates):

Year Ended December 31, 2024

Loss before income taxes	$(346,885)
Statutory income tax rate	21.0%
Expected income tax benefit	(72,846)
Noncontrolling interest	13,458
Fair value activity on earn-out liabilities	25,226
Fair value activity on warrant liabilities	18,646
Other permanent differences	(99)
Equity compensation	(480)
State income tax expense	(5,593)
Change in valuation allowance	21,997
Other	(272)
Total income tax provision	$37

Effective tax rate	(0.01)%

The Company’s effective tax rates for the years ended December 31, 2025 and 2024, were (3.85)% and (0.01)%, respectively. For years ended December 31, 2025 and 2024, our effective tax rate differed from the statutory rate of 21% primarily due to deferred taxes for which no benefit is being recorded and losses attributable to noncontrolling interest unitholders that are taxable on their respective share of taxable income. Additionally, for the year ended December 31, 2025, our effective tax rate difference from the statutory rate includes the deferred tax consequence of our acquisition and subsequent contribution of KinetX assets into Intuitive Machines, LLC.

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$17,152	$3,256
Restricted stock options	889	629
Deferred revenue	19	25
Investment in Intuitive Machines, LLC	334,502	334,982
Excess Business Interest Expense	687	—
Other deferred tax assets	653	664
Total deferred tax assets	353,902	339,556
Valuation allowance	(353,896)	(339,543)
Net deferred tax assets	6	13

Deferred tax liabilities:
Section 481(a) adjustment	(6)	(13)
Total deferred tax liabilities	(6)	(13)
Net deferred tax asset (liability)	$—	$—

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

All such payments to the TRA Holders are the obligations of the Company, and not that of Intuitive Machines, LLC. As of December 31, 2025, based primarily on historical losses of Intuitive Machines, Inc., management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset for a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. The TRA is unrecognized. Due to the fact that the Company's deferred tax assets and corresponding TRA liability are unrecognized, changes to the TRA liability had no impact on the consolidated statements of operations.

Net Operating Loss
As of December 31, 2025, the Company had approximately $73.9 million of federal net operating loss carryforwards (“NOL carryforwards”), which do not have an expiration date. The Company’s deferred tax assets, including these NOL carryforwards have been reduced by a valuation allowance due to a determination made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence.

Uncertain Tax Positions
As of December 31, 2025, and 2024, the Company has no reserves for uncertain tax positions.

The Company files income tax returns in the U.S., including federal and various state filings. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. We remain subject to U.S. federal tax examinations for years after 2021.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We have assessed the impact of the OBBBA and determined that the impact on our consolidated financial statements is not material.
NOTE 10 - MEZZANINE EQUITY AND EQUITY

Equity Transactions

Share Repurchase
In February 2025, related to the Warrant Redemption (as further discussed in Note 11), Michael Blitzer, a director and warrant holder, agreed to exercise 1,800,000 of the Warrants, and the Company agreed to repurchase 941,080 shares of the Company’s Class A Common Stock for an aggregate purchase price of $20.7 million.

Private Placement Transaction
On September 5, 2023, the Company consummated a securities purchase agreement (the “Purchase Agreement”) with Armistice Capital Master Fund Ltd (the “Purchaser”) pursuant to which the Company agreed to sell securities to the Purchaser in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of (i) an aggregate of 4,705,883 shares of the Company’s Class A Common Stock (the “PIPE Shares”) and (ii) an accompanying (a) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series A Warrant”) at an exercise price of $4.75 per share and (b) warrant to purchase up to 4,705,883 shares of Class A Common Stock (the “Initial Series B Warrant”) at an exercise price of $4.75 per share, for aggregate gross proceeds of $20.0 million, before deducting related transaction costs of $1.4 million. The Initial Series A Warrant and the Initial Series B Warrant are immediately exercisable and will expire on March 5, 2029 and March 5, 2025, respectively. During the first quarter of 2024, the Initial Series A Warrant and the Initial Series B Warrant were fully exercised. See Note 11 for additional information on these warrants.

Bridge Loan Conversion
On January 28, 2024, the Company and the Guarantor entered into a letter agreement (the “Letter Agreement”) pursuant to which, on January 29, 2024 the Guarantor contributed $10.0 million to the Company for purposes of repaying the principal amount owed to the lender under the Bridge Loan in exchange for which the Company issued to the Guarantor 3,487,278 shares of the Company’s Class A Common Stock and Conversion Warrants described further in Note 11. Following the contribution, all amounts due to the Lender in satisfaction of the Bridge Loan were repaid in full.

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

Capital Stock

The table below reflects share information about the Company’s capital stock as of December 31, 2025.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	123,472,960	(2,191,080)	121,281,880
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	58,628,185	—	58,628,185
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	182,106,145	(2,191,080)	179,915,065

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

Equity Facility

On September 16, 2022, in connection with the Business Combination discussed in Note 1, the Company entered into a common stock purchase agreement (the “Cantor Purchase Agreement” with CF Principal Investments LLC (“CFPI”), relating to an equity facility under which shares of Class A Common Stock may be sold to CFPI at the Company’s discretion, up to the lesser of (i) $50.0 million and (ii) the Exchange Cap (as defined in the common stock purchase agreement), subject to certain requirements and limitations. In connection with the execution of the Cantor Purchase Agreement, the Company agreed to issue 100,000 shares of Class A Common Stock to CFPI. The Company entered into a registration rights agreement with CFPI, pursuant to which it agreed to register for resale, pursuant to Rule 415 under the Securities Act, the shares of Class A Common Stock that are sold to CFPI under the equity facility and the Commitment Shares. During the second quarter of 2023, we recorded a recapitalization adjustment to increase other current liabilities and decrease to paid-in capital for $1.0 million to recognize the Commitment Share liability within our consolidated balance sheets which was not previously recognized in the balance sheet of IPAX prior to the closing of the Business Combination.

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

Each share of Series A Preferred Stock will be convertible at the holder's option into shares of Class A Common Stock at an initial conversion ratio determined by dividing the Accrued Value (as defined in the Certificate of Designation) of such shares of Series A Preferred Stock by the conversion price of $12.00 per share subject to adjustment in accordance with the terms of the Certificate of Designation. As a result of the Private Placement on September 5, 2023 as discussed above and in accordance with the terms of the Certificate of Designation, the Series A Preferred Stock conversion price was reduced to $5.10 per share. Additionally, as a result of the Warrant Exercise Agreement on January 10, 2024 in conjunction with the warrant transactions discussed in Note 11, the Series A Preferred Stock conversion price was further reduced from $5.10 per share to $3.00 per share.

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

Redeemable Noncontrolling Interests (Mezzanine Equity)
As of December 31, 2025, the prior investors of Intuitive Machines, LLC owns 32.6% of the common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board, which as of December 31, 2025, is controlled by the prior investors. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.

The financial results of Intuitive Machines, LLC and its subsidiaries are consolidated with Intuitive Machines, Inc. with the redeemable noncontrolling interests' share of our net loss separately allocated.

NOTE 11 - WARRANTS

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

As result of the Private Placement Transaction on September 5, 2023 discussed in Note 10 and in accordance with the terms of the Certificate of Designation, the Preferred Investor Warrants exercise price was reduced from $15.00 to $11.50 per share and the aggregate number of shares of Class A Common Stock issuable upon exercise of the Preferred Investor Warrants was proportionally increased to 706,522.

As of December 31, 2025, there have been no exercises of the Preferred Investor Warrants.

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

Subsequently, the Purchaser exercised 4,705,883 Initial Series A Warrants, 4,705,883 New Series A Warrants and 4,705,883 New Series B Warrants during the period from February 9, 2024 to February 23, 2024. As a result, the Company issued 14,117,649 shares of Class A Common Stock and received cash proceeds of approximately $38.8 million and all of the Initial Warrants and New Warrants have been settled and are no longer outstanding. The Company recorded a loss on issuance of securities of approximately $47.9 million as a result of these warrant exercises.

Conversion Warrants
In connection with the January 2024 Bridge Loan Conversion discussed further in Note 8, the Company agreed to issue to the Guarantor, pursuant to Section 4(a)(2) of the Securities Act of 1933, (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 5 years, (the “Conversion Series A Warrant”) and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 18 months (the “Conversion Series B Warrant”), collectively (the “Conversion Warrants”). On May 31, 2024, the guarantor assigned the Conversion Warrants to a third party investor in a private transaction. Pursuant to the assignment to a third party investor, the Conversion Warrants are no longer exercisable for Class C Common Stock. All other terms related to the Conversion Warrants remain the same as previously discussed. Pursuant to the guidance under ASC 480 “Distinguishing Liabilities from Equity,” the Company determined that the Conversion Warrants should be recorded as liabilities as of the issuance date and March 31, 2024 and subsequently determined that they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability as of May 31, 2024 and June 30, 2024, initially measured at fair value with changes in fair value recognized in earnings in other income (expense) on the consolidated statement of operations.

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

During the period from June 5, 2024 to June 7, 2024, the investor exercised 300,000 Conversion Series B Warrants, resulting in the issuance of an equal number of shares of Class A Common Stock. The Company recorded a gain on issuance of securities of approximately $0.6 million as a result of these warrant exercises. During the period from November 21, 2024 to November 29, 2024, the investor exercised the remaining 3,850,780 Conversion Series B Warrants, resulting in the issuance of an equal number of Class A Common Stock, and recorded a loss on issuance of securities of approximately $25.0 million.

During the year ended December 31, 2025, the Company recognized a gain of $8.4 million from the change in fair value of the Conversion Series A Warrant liability in our consolidated statement of operations. During the year ended December 31, 2024, the Company recognized a loss of $58.8 million and $17.7 million from the change in fair value of the Conversion Series A Warrant liability and Conversion Series B Warrant liability, respectively.

The following table provides the overall warrant activity through December 31, 2025:

	Public and Private Warrants	Preferred Investor Warrants	Series A Warrants	Series B Warrants
Balance, December 31, 2022	—	—	—	—
Warrant issuance	23,332,490	541,667	4,705,883	4,705,883
Warrant exercises	(1,402,106)	—	—	—
Adjustment, effects of the Private Placement (Note 10)	—	164,855	—	—
Balance, December 31, 2023	21,930,384	706,522	4,705,883	4,705,883
Warrant issuance	—	—	8,856,663	8,856,663
Warrant exercises	(431)	—	(9,411,766)	(13,562,546)
Balance, December 31, 2024	21,929,953	706,522	4,150,780	—
Warrant issuance	—	—	—	—
Warrant exercises	(15,358,229)	—	—	—
Warrant redemptions	(6,571,724)	—	—	—
Balance, December 31, 2025	—	706,522	4,150,780	—

NOTE 12 - SHARE-BASED COMPENSATION AND RETIREMENT BENEFITS
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
As of December 31, 2025, Intuitive Machines, LLC was authorized to issue a total of 748,357 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	989,423	$3.54	6.74	$—
Granted	—	—		—
Exercised	(206,578)	1.80		2,981
Forfeited / Cancelled	(34,488)	1.80		—
Balance as of December 31, 2025	748,357	$4.09	5.84	$9,082
Exercisable as of December 31, 2025	557,555	$3.65	5.76	$7,015
Aggregate intrinsic value represents the difference between the exercise price of the options and the market price of our Class A Common Stock.

The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2024	$2.23
Granted	—
Vested	1.71
Forfeited	0.55
Non-vested as of December 31, 2025	$3.17
Share-based compensation expense related to options was $186 thousand and $362 thousand for the years ended December 31, 2025 and 2024, respectively, and was classified in the consolidated statement of operations under general and administrative expense. As of December 31, 2025, the Company had $133 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 1.56 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of December 31, 2025, the Company has issued restricted stock units (“RSUs”) and performance stock units (“PSUs”) as outlined in the following disclosures. No other awards have been granted under the 2023 Plan. As of December 31, 2025, approximately 7,654,172 shares were available for future grants under the 2023 Plan.

Restricted Stock Units and Performance Stock Units

Pursuant to the 2023 Plan, the Company grants RSUs with time-based vesting requirements which typically vest over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of RSUs and PSUs are based on the Company’s closing stock price on the date of grant.

The following table provides a summary of the Company’s RSU and PSU activity:

	Number of Units(1)(2)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	3,307,039	$4.31
Granted	739,991	16.95
Vested	(1,285,414)	4.54
Forfeited	(9,197)	9.50
Balance as of December 31, 2025	2,752,419	$7.58

(1)    Includes PSUs of 53,333 granted in October 2024 at the 100% attainment level which are based on two performance goals related to the Company’s financial management plan. Each goal has a performance multiplier of 50% and must be attained by September 1, 2025. In April 2025, the performance goals were attained and all 53,333 PSU grants fully vested.

The weighted average grant-date fair value per share of RSUs and PSUs granted to employees was $16.95 and $3.70 for fiscal years 2025 and 2024, respectively. Share-based compensation expense related to RSUs was $8.1 million and $5.1 million, for years ended December 31, 2025 and 2024, respectively. Share-based compensation expense related to PSUs was $0.3 million and $3.3 million, for years ended December 31, 2025 and 2024, respectively. Share-based compensation expense for RSUs and PSUs are classified in the consolidated statement of operations under general and administrative expense. As of December 31, 2025, the estimated unrecognized share-based compensation costs related to unvested RSUs was $15.1 million that is expected to be recognized over a weighted average period of 2.54 years. In April 2025, the remaining PSUs were fully vested and hence the Company has no estimated unrecognized share-based compensation costs related to unvested PSUs.

Defined Contribution Retirement Plan

We have an elective defined contribution plan for our employees that provides retirement benefits in return for services rendered. This plan provides an individual account for each participant and has terms that specify how contributions to the participant’s account are to be determined. Contributions to this plan are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plan totaled approximately $2.5 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively.

NOTE 13 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s consolidated balance sheets as of December 31, 2025 and 2024 at fair value on a recurring basis (in thousands).

	December 31, 2025
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities - Series A	Recurring	60,394	—	—	60,394
Warrant liabilities - Series B	Recurring	—	—	—	—
Warrant liabilities		60,394	—	—	60,394

Contingent consideration liabilities	Recurring	5,353	—	—	5,353

Total liabilities measured at fair value		$65,747	$—	$—	$65,747

	December 31, 2024
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Earn-out liabilities	Recurring	$134,156	$—	$—	$134,156

Warrant liabilities - Series A	Recurring	68,778	—	—	68,778
Warrant liabilities - Series B	Recurring	—	—	—	—
Warrant liabilities		68,778	—	—	68,778

Total liabilities measured at fair value		$202,934	$—	$—	$202,934

The following table provides a roll-forward of the Company’s Level 3 liabilities (in thousands):

	Earn-out liabilities	Warrant liabilities Series A	Warrant liabilities Series B	Total Warrant liabilities	Contingent consideration liabilities
Balance, December 31, 2023	14,032	8,612	2,682	11,294	—
Additions	—	20,827	11,262	32,089	—
Change in fair value	120,124	59,810	17,841	77,651	—
Converted to equity	—	(20,471)	(31,785)	(52,256)	—
Balance, December 31, 2024	134,156	68,778	—	68,778	—
Additions	—	—	—	—	3,499
Change in fair value	33,369	(8,384)	—	(8,384)	1,854
Converted to equity	(167,525)	—	—	—	—
Balance, December 31, 2025	$—	$60,394	$—	$60,394	$5,353

Earn-out Liabilities
As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of 2,500,000 vested for the year ended December 31, 2023, and the remaining 7,500,000 Earn Out Units vested during the year ended December 31, 2025.

Warrant Liabilities

Conversion Warrants
Pursuant to the Letter Agreement and the issuance of warrants on January 29, 2024 as described further in Notes 8 and 11, the fair values of the Conversion Series A Warrant and the Conversion Series B Warrant liabilities were estimated at $10.0 million and $5.1 million, respectively, utilizing the Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $3.05; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.97%; and (iv) expected volatility of 102%. The significant assumptions utilized in estimating the fair value of the Conversion Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $3.05; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.53%; and (iv) expected volatility of 76%.

The fair value of the Conversion Series A Warrant liabilities as of December 31, 2025 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $16.23; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.56%; and (iv) expected volatility of 104%.

During June 2024 and November 2024, the investor fully exercised and converted to equity the Conversion Series B Warrants. As of December 31, 2025, the Conversion Series A Warrants remain outstanding. Refer to Note 11 for more information on the Conversion Warrants.

Initial Warrants
Pursuant to the Warrant Exercise Agreement on January 10, 2024 (as further described in Note 11 and discussed below), the terms of the Initial Warrants were modified, and the Initial Series B Warrant was exercised in full and converted to equity. The pre-modification fair value of the Initial Warrant liabilities was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the pre-modification fair value of the Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.99%; and (iv) expected volatility of 104%. The significant assumptions utilized in estimating the pre-modification fair value of the Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.75%; and (iv) expected volatility of 85%.

During February 2024, the investor also fully exercised and converted to equity the Initial Series A Warrant. Refer to Note 11 for more information on the warrant exercises.

New Warrants
Pursuant to the Warrant Exercise Agreement on January 10, 2024 as described further in Note 11, the fair values of the New Series A Warrant and the New Series B Warrant liabilities were estimated at $10.8 million and $5.7 million, respectively, utilizing the Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the New Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.00%; and (iv) expected volatility of 105%. The significant assumptions utilized in estimating the fair value of the New Series B Warrant liabilities include: (i) a per share price of the Class A Common Stock of $2.83; (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.55%; and (iv) expected volatility of 83%.

During February 2024, the investor fully exercised and converted to equity the New Warrants. Refer to Note 11 for more information on the warrant exercises.

Contingent Consideration Liability
On October 1, 2025 and in connection with the purchase consideration related to our recent acquisition of KinetX, approximately 329,827 shares of Class A Common Stock was held back in escrow to fund post-closing adjustments, in the amount of $3.5 million, based on the acquisition date closing stock price of $10.61, and recorded as a contingent consideration liability in our consolidated balance sheets. The fair value of the contingent consideration liability as of December 31, 2025 was estimated based on our Class A Common Stock closing stock price of $16.23. See Note 3 - Acquisitions for additional information on the acquisition of KinetX,

NOTE 14 - NET LOSS PER SHARE

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders for the years ended December 31, 2025 and 2024 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

Diluted net income per share of Class A common stock includes additional weighted average common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for the Series A Preferred Stock and Convertible Notes, and the treasury method for our RSUs, PSUs, options, and warrants. During loss periods, diluted net loss per share for all periods presented is the same as basic net loss per share as the inclusion of the potentially issuable shares would be anti-dilutive. The Capped Call transactions entered into in connection with the Convertible Notes (as discussed in Note 8) are excluded from diluted net income (loss) per share calculations as they are designed to reduce potential dilution and are currently anti-dilutive.

The following table presents the computation of the basic and diluted income (loss) per share of Class A Common Stock (in thousands, except share data):

	Year Ended December 31,
	2025	2024
Numerator
Net loss	$(106,846)	$(346,922)
Less: Net loss attributable to redeemable noncontrolling interest	(25,059)	(67,004)
Less: Net income attributable to noncontrolling interest	1,507	3,495
Net loss attributable to the Company	(83,294)	(283,413)
Less: Cumulative preferred dividends	(616)	(896)
Net loss attributable to Class A common shareholders	$(83,910)	$(284,309)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	115,426,620	61,410,250

Net loss per share of Class A common stock - basic and diluted	$(0.73)	$(4.63)

The following table presents potentially dilutive securities, as of the end of the periods, excluded from the computation of diluted net income (loss) per share of Class A Common Stock as their effect would be anti-dilutive, their exercise price was out-of-the-money, or because of unsatisfied contingent issuance conditions.

	Year Ended December 31,
	2025	2024
RSUs and PSUs(1)	2,941,731	3,307,039
Options(1)(4)	748,357	989,423
Series A Preferred Stock(2)	2,091,854	1,893,830
Warrants (publicly issued), Initial Warrants, Conversion Warrants, and Series A Preferred Warrants (1)(4)	4,857,302	26,787,265
Earn Out Units(3)	—	7,500,000
Escrow Shares(5)	329,827	—
Convertible Notes(2)	26,310,770	—

(1)    Represents the number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. The number of RSUs outstanding at the year ended December 31, 2025 consists of 2,752,419 unvested RSUs and 189,312 vested RSUs with elected deferrals of the issuance of Class A common stock.
(2)    Represents the number of instruments outstanding as converted at the end of the period that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive. For the year ended December 31, 2025, the Convertible Notes (if-converted) included in the table above that were out-of-the-money totaled 26,310,770.
(3)    Represents the number of Earn Out Units outstanding at the end of the period that were excluded due to unsatisfied contingent issuance conditions.
(4)    Options and warrants with exercises prices greater than the average market price of our Class A common stock would be excluded from the computation of diluted net income per share because they are out-of-the-money. There was no out-of-the-money Options included in the table above for the years ended December 31, 2025 and 2024. The out-of-the-money warrants included in the table above was none for the year ended December 31, 2025, and 22,636,485 for the year ended December 31, 2024.
(5)    Represents the number of escrow shares outstanding at the end of the period due to unsatisfied contingent issuance conditions and were determined to be anti-dilutive.

During the first quarter of 2026, we issued 24,509,191 shares of Class A Common Stock related to the acquisition of Lanteris and 11,574,069 shares of Class A Common Stock in a private sale pursuant to the Securities Purchase Agreement. See Notes 2 and 19 for additional information on these transactions.

NOTE 15 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. The Company bases any accrual for losses on a variety of factors, including informal settlement discussions. As of December 31, 2025 and 2024, the aggregate amount accrued on our consolidated balance sheets was approximately $2.1 million and represents management’s best estimate of probable losses. For matters for which no accrual has currently been made or for potential losses in excess of amounts accrued, the Company currently believes, based on management’s assessment, that any losses that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, it could have a material adverse effect on our business, financial condition and results of operations. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

On November 22, 2024, Starlight Strategies IV LLC (“Plaintiff”), an alleged successor in interest to a purported former holder of shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) filed a breach of contract action in Delaware Chancery Court. The complaint alleges that the Plaintiff’s predecessor received fewer shares of common stock upon conversion of its shares of Series A Preferred Stock than it was allegedly entitled to receive under the terms of the applicable certificate of designation. The Plaintiff is seeking unspecified contractual damages and equitable relief. The Company has filed its answer to the complaint and asserted counterclaims against the Plaintiff and third-party claims against certain entities affiliated with the Plaintiff. Also, on

January 24, 2025, Kingstown 1740 Fund L.P. and Kingstown Capital Partners LLC (together, “Kingstown”) moved to intervene, seeking to file a complaint in intervention against Starlight. The court granted Kingstown leave to intervene. In connection with the intervention, the Company has agreed to pay Kingstown’s legal fees. In February 2026, the Company and Plaintiff filed motions for summary judgment. The court granted parties leave to move for summary judgment. The Company has not recorded an accrual related to this matter because a loss is not considered probable or reasonably estimable at this time.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. Our aggregate purchases under these commitments totaled approximately $15.2 million and $51.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had remaining purchase obligations under non-cancelable commitments with various vendors totaling $58.1 million of which approximately $38.5 million due in 2026, and the remaining $19.6 million due in 2027.
NOTE 16 - RELATED PARTY TRANSACTIONS
Intuitive Machines, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.
KBR, Inc.
KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries holds approximately 10% of the equity of Space Network Solutions, LLC (“SNS”), one of our operating subsidiaries. The Company recognized affiliate revenue from KBR related to engineering services of $1.8 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there were $0.3 million and $0.4 million, respectively, of affiliate accounts receivable related to KBR revenue.

In addition, SNS incurred cost of revenue with KBR related to the OMES III contract of $21.7 million and $34.9 million for years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was $1.6 million and $2.5 million, respectively, of affiliate accounts payable related to cost of revenue with KBR. See Note 17 - Variable Interest Entities for more information on the OMES III contract with KBR.

Revenue and expenses related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.
ASES
The Company recognized revenue from ASES related to engineering services of $1.0 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was $0.2 million and $0.1 million, respectively of affiliate accounts receivable related to ASES revenue. ASES is a joint venture between Aerodyne Industries, LLC and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a current member of management at Aerodyne Industries, LLC. Revenue related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.

In addition, SNS incurred cost of revenue with Aerodyne related to the OMES III contract of $2.1 million for the year ended December 31, 2025 and none for the year ended December 31, 2024. As of December 31, 2025, there was approximately $0.1 million of affiliate accounts payable related to cost of revenue with Aerodyne. See Note 15 - Variable Interest Entities for more information on the OMES III contract.

Revenue and expenses related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC
The Company incurred expenses with X-energy, LLC (“X-energy”) of $0.6 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was no affiliate accounts payable related to X-energy expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.

IBX, LLC and PTX, LLC
From time to time, the Company may incur expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms. IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX/PTX. The Company incurred expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) of $26 thousand and $54 thousand for the years ended December 31, 2025 and 2024, respectively. There was $26 thousand affiliate accounts payable related to IBX/PTX expenses as of December 31, 2025 and none as of December 31, 2024.
Axiom Space, Inc.
The Company recognized revenue from Axiom Space, Inc. (“Axiom”) related to space infrastructure development activities of $300 thousand and $50 thousand for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was no affiliate accounts receivable related to Axiom. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder, CEO, and Executive Chairman of Axiom. Revenue related to Axiom are incurred in the normal course of business and amounts are settled under normal business terms.
NOTE 17 - VARIABLE INTEREST ENTITIES

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
Space Network Solutions, LLC

The Company participates in the Space Network Solutions joint venture with KBR, a leading provider of specialized engineering, and professional, scientific and technical services primarily to the U.S. federal government. Under the terms of the Amended Space Network Solutions limited liability company agreement, we hold a 90% interest in the Space Network Solutions and KBR holds a 10% interest. Space Network Solutions is a VIE and Intuitive Machines is the primary beneficiary.

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
IX, LLC Joint Venture

The Company participates in the IX, LLC joint venture (“IX LLC JV”) with X-energy, a nuclear reactor and fuel design engineering company, developing high-temperature gas cooled nuclear reactors and fuel to power them. We hold a 51% interest in the X LLC JV and X-energy holds a 49% interest. Kamal Ghaffarian is also the co-founder and current member of management of X-energy. Intuitive Machines and X-energy are common controlled entities. We have determined that IX, LLC JV is a variable interest entity and Intuitive Machines is the primary beneficiary because it is most closely associated with the activities of the joint venture. Therefore, we consolidate this VIE for financial reporting purposes.

The IX LLC JV was formed to pursue nuclear space propulsion and surface power systems in support of future space exploration goals. In the third quarter of 2022, the IX LLC JV received an award from Battelle Energy Alliance to design a fission surface power system that can operate on the surface of the Moon to support sustained lunar presence and exploration of Mars.

Provided below is the summarized financial information for our consolidated VIEs (in thousands).

Balance Sheet	SNS		IX, LLC
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Cash and cash equivalents	$2,992	$4,248	$—	$—
Trade accounts receivable, net	4,797	8,639	—	490
Prepaid and other current assets	28	26	—	—
Total current assets	7,817	12,913	—	490

Total assets	$7,817	$12,913	$—	$490

Accounts payable and accrued expenses	$2,976	$5,290	$—	$—
Accounts payable - affiliated companies	2,480	3,913	—	490
Total current liabilities	5,456	9,203	—	490

Total liabilities	$5,456	$9,203	$—	$490

Statements of Operations	SNS		IX, LLC
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Service revenue	$73,120	$145,033	$1,959	$980
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	69,978	138,349	1,959	980
General and administrative expense (excluding depreciation and amortization)	300	345	—	—
Total operating expenses	70,278	138,694	1,959	980

Operating income	2,842	6,339	—	—
Other income, net	2	—	—	—
Net income	$2,844	$6,339	$—	$—

NOTE 18 - SEGMENT INFORMATION

The Company operates in one operating segment and one reportable segment underpinned by our operating model organized around three integrated capabilities, Build-Connect-Operate that have similar customers. The Company’s chief operating decision-maker (“CODM”) is our chief executive officer. Our CODM reviews and evaluates consolidated Net income (loss), a U.S. GAAP measure, and Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), a non-GAAP measure, for purposes of evaluating financial performance, making operating decisions, allocating resources, and planning and forecasting for future periods. Although we utilize a non-GAAP measure of Adjusted EBITDA to evaluate our ability to generate cash and as an alternative measure of profitability, our primary profitability measure is the GAAP measure of Net income (loss).

All of the Company’s long-lived assets are maintained in the U.S. We geographically disaggregate our revenues based on the customer’s country of domicile. Most of our revenues are derived from customers in the U.S., and our revenues from foreign customers was 5% of total revenues for the year ended December 31, 2025, and was not material for the year ended

December 31, 2024. Refer to Note 2 for information regarding our major customer and Note 4 for further information on revenues.

The following presents the significant financial information with respect to the Company’s one reportable segment (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$210,059	$228,000
Less:
Cost of revenue (excluding depreciation and amortization)(1)	201,069	225,231
Depreciation and amortization	3,597	1,859
Impairment of property and equipment	—	5,044
General and administrative expense (excluding depreciation and amortization):
Sales and marketing expense(2)	15,812	3,122
Other general and administrative expense(3)	76,812	50,140
Total general and administrative expense (excluding depreciation and amortization)	92,624	53,262

Operating loss	(87,231)	(57,396)

Interest income	15,272	272
Interest expense	(4,177)	(92)
Change in fair value of earn-out liabilities	(33,369)	(120,124)
Change in fair value of warrant liabilities	8,384	(77,651)
Change in fair value of contingent consideration liabilities	(1,854)	—
Loss on issuance of securities	—	(93,136)
Other income, net	91	1,242
Income tax expense	(3,962)	(37)
Net loss	$(106,846)	$(346,922)

(1)    Cost of revenue consists primarily of direct material and labor costs, launch costs, manufacturing overhead, freight expense, and other personnel-related expenses, which include employee compensation and benefits and stock-based compensation expense.
(2)    Sales and marketing expense primarily includes business development and research and development related expenses such as, employee compensation and benefits, subcontract costs, marketing, and materials and supplies costs. Costs incurred for business development were $3.4 million and $1.7 million and research and development costs were $12.4 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.
(3)    Other general and administrative expense primarily includes all other employee compensation and benefits, stock-based compensation, facilities costs, professional services, software licenses, and other administrative costs.
NOTE 19 - SUBSEQUENT EVENTS
Purchase Agreement - Lanteris Space Holdings LLC
On January 13, 2026, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Lanteris, pursuant to a Membership Interest Purchase Agreement with Vantor Holdings Inc. The aggregate consideration transferred at closing was approximately $705.8 million consisting of $403.3 million in cash and 22,991,028 shares of the Company’s Class A Common Stock valued at $283.7 million. In addition, the Company issued approximately 1,518,163 shares of Class A Common Stock valued at $18.7 million for retention and transaction bonuses. Lanteris is a spacecraft manufacturer serving national security, commercial and civil customers. The acquisition expands the Company’s spacecraft manufacturing and space systems capabilities.

The acquisition will be accounted for as a business combination in accordance with ASC 805, Business Combinations. As of the date of this filing, the initial accounting for the acquisition is incomplete because the Company has not yet completed the valuation of the assets acquired and liabilities assumed. The Company is continuing to gather the information necessary to complete the purchase accounting and to provide additional required disclosures, including unaudited pro forma financial information, in future filings. The operating results of Lanteris will be included in the Company’s consolidated financial statements beginning in the first quarter of 2026.
Stifel Bank - Waiver of Loan Security Agreement
On January 12, 2026, the Company and Stifel Bank entered into a waiver, in respect to the Loan Agreement pursuant to which Stifel Bank consented to the acquisition of Lanteris while halting any borrowing and covenant obligations by the Company under the Revolving Facility. See Note 8 - Debt for more information on the Loan Agreement and Revolving Facility.
Securities Purchase Agreement
On February 27, 2026 the Company completed the issuance and sale of 11,574,069 shares of Class A Common Stock at a price of $15.12 per share for an aggregate purchase price of $175.0 million to certain Investors pursuant to the terms of the Securities Purchase Agreement.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.

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

Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, management identified and remediated material weaknesses of internal controls over financial reporting related to (i) evidence of management review controls for certain time and materials and firm fixed price revenue contracts, primarily related to the review of customer invoices and project cost estimates; and (ii) controls over our procure-to-pay process primarily related to improper access and segregation of duties within our financial applications, undue reliance placed on a third party system used for purchase order requisitions and approvals, and lack of independent review and approval controls for changes to vendor master files and vendor invoice postings. No misstatement arose as a result of these deficiencies. Except for the foregoing, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15d of the Exchange Act that occurred during the quarter December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Securities Trading Plans
During the three months ended December 31, 2025, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A Common Stock in amounts and prices determined in accordance with a formula set forth in each such plan:

				Duration of Plan
Name	Title	Action	Date of Action	Start Date	End Date	Shares
Kamal Ghaffarian	Chairman of the Board	Adopted	12/4/2025	3/24/2026	9/21/2026 or until all securities under the plan have been sold	The potential sale of up to 1,986,732 shares of Class A Common Stock, subject to pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Michael Blitzer	Director	Terminated	11/12/2025	(1)	(1)	(1)

(1) On November 12, 2025, Michael Blitzer, a member of our Board, terminated a Rule 10b5-1 plan which was adopted on December 16, 2024. The terminated trading plan provided for the potential sale of up to 500,000 shares of our common stock, and was scheduled to be effective from December 16, 2024 until March 24, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of business conduct and ethics that applies to our CEO, CFO and CAO as well as other officers, directors and employees of the Company. The code of business conduct and ethics, is available on-line at investors.intuitivemachines.com in the tab “Corporate Governance— Governance Documents.” We intend to post any amendments to the code of business conduct and ethics that apply to our officers and directors, and any required disclosure of waivers from the code of business conduct and ethics, to the “Corporate Governance— Governance Documents” tab at investors.intuitivemachines.com.

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

All other information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of September 16, 2022, by and between Inflection Point Acquisition Corp. and Intuitive Machines, LLC	S-4/A	333-267846	4.5	January 20, 2023
2.2	Membership Interest Purchase Agreement, dated November 3, 2025, by and among Intuitive Machines, Inc., Intuitive Machines, LLC, Vantor Holdings Inc., Galileo Topco, Inc., and Lanteris Space Holdings LLC	8-K	001-40823	2.1	November 4, 2025
3.1	Certificate of Incorporation of Intuitive Machines, Inc.	8-K	001-40823	3.1	February 14, 2023
3.2	By-Laws of Intuitive Machines, Inc.	8-K	001-40823	3.2	February 14, 2023
3.3	Certificate of Designation relating to the 10.0% Series A Cumulative Convertible Preferred Stock	8-K	001-40823	3.3	February 14, 2023
4.1	Warrant Agreement	8-K	001-40823	4.1	September 24, 2021
4.2	Specimen Class A Common Stock Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.5	January 20, 2023
4.3	Specimen Warrant Certificate of Intuitive Machines, Inc.	S-4/A	333-267846	4.6	January 20, 2023
4.4	Form of Series A Common Stock Purchase Warrant, dated as of September 5, 2023	8-K	001-40823	4.1	September 6, 2023
4.5	Form of Series B Common Stock Purchase Warrant, dated as of September 5, 2023	8-K	001-40823	4.2	September 6, 2023
4.6	Form of Series A Common Stock Purchase Warrant, dated as of January 10, 2024	8-K	001-40823	4.1	January 11, 2024
4.7	Form of Series B Common Stock Purchase Warrant, dated as of January 10, 2024	8-K	001-40823	4.2	January 11, 2024
4.8	Form of Series A Common Stock Purchase Warrant, dated as of January 29, 2024	8-K	001-40823	4.3	January 30, 2024
4.9	Form of Series B Common Stock Purchase Warrant, dated as of January 29, 2024	8-K	001-40823	4.4	January 30, 2024
4.10	Indenture, dated as of August 18, 2025, by and between Intuitive Machines, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-40823	4.1	August 18, 2025
4.11	Description of Capital Stock	10-K	001-40823	4.10	March 25, 2025
10.1+	Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan	S-8	001-40823	99.1	May 9, 2023
10.2	Tax Receivable Agreement, dated February 13, 2023, by and among Intuitive Machines, Inc., Intuitive Machines, LLC, the TRA Parties and other persons from time to time party thereto	8-K	001-40823	10.1	February 14, 2023
10.3	Second A&R Operating Agreement of Intuitive Machines, LLC, dated February 13, 2023	8-K	001-40823	10.2	February 14, 2023
10.4+	Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan	8-K	001-40823	10.7	February 14, 2023
10.5+	Form of Director Restricted Stock Unit Award Agreement	8-K	001-40823	10.2	June 23, 2023

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.6+	Form Restricted Stock Unit Award Agreement (under Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan)	8-K	001-40823	10.8	February 14, 2023
10.7+	Amended and Restated Non-Employee Director Compensation Program	10-Q	001-40823	10.1	May 14, 2024
10.8+	Severance and Change of Control Agreement for Executives	10-K	001-40823	10.85	March 25, 2025
10.9+	Severance and Change of Control Agreement for Other Executives	10-K	001-40823	10.86	March 25, 2025
10.10+*	Change in Control and Severance Agreement for Chris Johnson
10.11	Securities Purchase Agreement, dated as of August 30, 2023, by and among Intuitive Machines, Inc. and the Purchaser named therein	8-K	001-40823	10.1	September 6, 2023
10.12	Registration Rights Agreement, dated as of August 30, 2023, by and among Intuitive Machines, Inc. and the Purchaser named therein	8-K	001-40823	10.2	September 6, 2023
10.13	Subscription Agreement, dated as of September 6, 2023, by and among Intuitive Machines, Inc. and Ghaffarian Enterprises, LLC	8-K	001-40823	10.3	September 6, 2023
10.14	Subscription Agreement, dated as of September 6, 2023, by and among Intuitive Machines, Inc. and Ghaffarian Enterprises, LLC	8-K	001-40823	10.4	September 6, 2023
10.15+	Non-Employee Director Deferral Plan	10-K	001-40823	10.13	March 25, 2024
10.16	Form of Warrant Exercise Agreement, dated January 10, 2024, by and between Intuitive Machines, Inc. and the Investor	8-K	001-40823	10.1	January 11, 2024
10.17	Credit Agreement, dated as of January 10, 2024, by and between Intuitive Machines, LLC and Pershing LLC	8-K	001-40823	10.1	January 16, 2024
10.18	Letter Agreement, dated as of January 28, 2024, by and among Intuitive Machines, Inc., Intuitive Machines, LLC and Ghaffarian Enterprises, LLC	8-K	001-40823	10.1	January 30, 2024
10.19	Loan and Security Agreement, dated March 4, 2025	8-K	001-40823	10.1	March 10, 2025
10.20	Waiver, Consent, Amendment and Assignment Agreement, dated January 13, 2026, by and among Lanteris Space LLC, as seller and servicer, Vantor Parent Inc., as assignor and existing guarantor, Intuitive Machines, LLC, as assignee and new guarantor, and ING Belgium NV/SA.	8-K	001-40823	10.2	January 13, 2026
10.21	Consent to Loan and Security Agreement, dated January 12, 2026, by and among Intuitive Machines, Inc., Intuitive Machines, LLC and Stifel Bank in respect of the Loan and Security Agreement, dated as of March 4, 2025.	8-K	001-40823	10.3	January 13, 2026
10.22	Registration Rights Agreement, dated January 13, 2026, by and among Intuitive Machines, Inc. and the other parties thereto.	8-K	001-40823	10.1	January 13, 2026
10.23	Registration Rights Agreement, dated as of February 27, 2026, by and among Intuitive Machines, Inc. and the Purchasers named therein	8-K	001-40823	10.1	February 27, 2026
10.24*	Amended and Restated Limited Recourse Receivables Purchase Agreement dated December 1, 2023 among Maxar Space LLC, and Maxar Technologies Inc., and ING Belgium NV/SA.
19.1	Insider Trading Policy	10-K	001-40823	19.1	March 25, 2025
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation	8-K	001-40823	10.17	March 5, 2025
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Intuitive Machines, Inc.

Date:	March 19, 2026	By:	/s/ Peter McGrath
Peter McGrath
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

Date:	March 19, 2026		/s/ Steven Vontur
Steven Vontur
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Altemus	Chief Executive Officer, President and Director	March 19, 2026
Stephen Altemus	(Principal Executive Officer)

/s/ Peter McGrath	Chief Financial Officer and Senior Vice President	March 19, 2026
Peter McGrath	(Principal Financial Officer)

/s/ Steven Vontur	Chief Accounting Officer and Controller	March 19, 2026
Steven Vontur	(Principal Accounting Officer)

/s/ Dr. Kamal Ghaffarian	Chairman of the Board of Directors	March 19, 2026
Dr. Kamal Ghaffarian

/s/ Michael Blitzer	Director	March 19, 2026
Michael Blitzer

/s/ William Liquori	Director	March 19, 2026
William Liquori

/s/ Robert Masson	Director	March 19, 2026
Robert Masson

/s/ Nicole Seligman	Director	March 19, 2026
Nicole Seligman