Form 10-Q
period 2026-03-31
Intuitive Machines, Inc.
filed 2026-05-15
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 7, 2026, the Registrant had 160,452,309 shares of Class A common stock, $0.0001 par value per share, 0 shares of Class B common stock, $0.0001 par value per share, and 56,568,640 shares of Class C common stock, $0.0001 par value per share, outstanding.

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
•our limited operating history;
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
•uncertain macro-economic and U.S. domestic and foreign political conditions and elevated inflation and interest rates;
•uncertain impacts of geopolitical conflicts, including the ongoing wars in Ukraine, Israel, Iran or other global conflicts;
•our history of losses and failure to achieve profitability in the future or failure of our business to generate sufficient funds to continue operations;
•the cost and potential outcomes of pending and any future litigation;
•our public securities’ potential liquidity and trading;
•the sufficiency and anticipated use of our existing capital resources to fund our future operating expenses and capital expenditure requirements and needs for additional financing in light of our recent acquisitions; and
•other factors detailed under the section titled Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), the section titled Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”).

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, the (“Exchange Act”).

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

Part I – Financial Information
Item 1. Financial Statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets
Cash and cash equivalents	$231,624	$582,606
Restricted cash	11,741	2,733
Trade and other receivables, net of allowance for credit losses of $3,652 and $3,295, respectively	105,788	12,193
Contract assets	48,022	12,236
Inventory, net	57,873	—
Advances to suppliers	25,896	3,353
Prepaid and other current assets	24,334	5,693
Total current assets	505,278	618,814
Orbital receivables, non-current	217,518	—
Property and equipment, net	244,220	68,550
Intangible assets, net	304,130	12,968
Goodwill	379,840	18,697
Operating lease right-of-use assets	66,032	36,755
Finance lease right-of-use assets	86	94
Other assets	843	1,276
Total assets	$1,717,947	$757,154
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$89,335	$22,199
Accounts payable - affiliated companies	2,405	1,723
Contract liabilities, current	205,575	57,368
Operating lease liabilities, current	27,698	10,466
Finance lease liabilities, current	33	48
Other current liabilities	90,416	33,028
Total current liabilities	415,462	124,832
Long-term debt, net	335,844	335,335
Contract liabilities, non-current	2,731	6,341
Pension and other postretirement benefits	52,030	—
Operating lease liabilities, non-current	62,793	26,290
Finance lease liabilities, non-current	24	20
Warrant liabilities	69,816	60,394
Other non-current liabilities	48,092	240
Total liabilities	986,792	553,452
Commitments and contingencies (Note 18)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 5,000 shares issued and outstanding	6,776	6,613
Redeemable noncontrolling interests	1,057,816	951,536
SHAREHOLDERS’ DEFICIT
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 162,010,801 and 123,472,960 shares issued, and 159,819,721 and 121,281,880 outstanding	16	12
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 56,994,367 and 58,628,185 shares issued and outstanding	6	6
Treasury stock, at cost, 2,191,080 shares	(33,525)	(33,525)
Paid-in capital	—	—
Accumulated deficit	(300,794)	(721,457)
Total shareholders’ deficit attributable to the Company	(334,297)	(754,964)
Noncontrolling interests	860	517
Total shareholders’ deficit	(333,437)	(754,447)
Total liabilities, mezzanine equity and shareholders’ deficit	$1,717,947	$757,154

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product revenue	$141,554	$—
Service revenue	42,076	62,524
Grant revenue	3,100	—
Total revenues	186,730	62,524
Operating expenses:
Cost of product revenue (excluding depreciation and amortization)	113,913	—
Cost of service revenue (excluding depreciation and amortization)	33,660	48,925
Cost of grant revenue (excluding depreciation and amortization)	3,101	—
Cost of service revenue (excluding depreciation and amortization) - affiliated companies	5,949	6,922
Depreciation and amortization	13,048	623
Research and development	5,589	911
General and administrative expense (excluding depreciation and amortization)	50,671	15,220
Total operating expenses	225,931	72,601
Operating loss	(39,201)	(10,077)
Other income (expense), net:
Interest income	1,431	1,419
Interest expense	(4,885)	(26)
Change in fair value of earn-out liabilities	—	(33,369)
Change in fair value of warrant liabilities	(9,422)	43,002
Change in fair value of contingent consideration liabilities	(521)	—
Other income, net	72	26
Total other income (expense), net	(13,325)	11,052
Income (loss) before income taxes	(52,526)	975
Income tax expense	(2)	—
Net income (loss)	(52,528)	975
Net income (loss) attributable to redeemable noncontrolling interest	(15,484)	11,909
Net income attributable to noncontrolling interest	343	462
Net loss attributable to the Company	(37,387)	(11,396)
Less: Preferred dividends	(162)	(147)
Net loss attributable to Class A common shareholders	$(37,549)	$(11,543)

Net loss per share
Net loss per share of Class A common stock - basic and diluted	$(0.25)	$(0.11)
Weighted-average common shares outstanding
Weighted average shares outstanding - basic and diluted	147,878,006	107,081,918

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Equity
(In thousands except per share data)
(Unaudited)

Three Months Ended March 31, 2026
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2025	5,000	$6,613	$951,536
Cumulative preferred dividends	—	162	—
Accretion of preferred stock discount	—	1	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	121,764
Net loss attributable to redeemable noncontrolling interests	—	—	(15,484)
Balance, March 31, 2026	5,000	$6,776	$1,057,816

Three Months Ended March 31, 2025
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2024	5,000	$5,990	$1,005,965
Cumulative preferred dividends	—	147	—
Accretion of preferred stock discount	—	2	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(561,176)
Net income attributable to redeemable noncontrolling interests	—	—	11,909
Balance, March 31, 2025	5,000	$6,139	$456,698

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)
(Unaudited)

Three Months Ended March 31, 2026
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	123,472,960	$12	58,628,185	$6	$(33,525)	$—	$(721,457)	$(754,964)	$517	$(754,447)
Share-based compensation expense	—	—	—	—	—	8,842	—	8,842	—	8,842
Cumulative preferred dividends	—	—	—	—	—	(162)	—	(162)	—	(162)
Accretion of preferred stock discount	—	—	—	—	—	(1)	—	(1)	—	(1)
Acquisition of Lanteris and related adjustments (Notes 3)	22,991,028	2	—	—	—	403,687	—	403,689	—	403,689
Class A common stock issued related to contingency consideration release (Notes 3 and 16)	13,336	—	—	—	—	—	—	—	—	—
Class A common stock issued related to Securities Purchase Agreement (Note 12)	11,574,069	1	—	—	—	167,449	—	167,450	—	167,450
Class A common stock issued related to RSU and RSS awards	2,325,590	1	—	—	—	(1)	—	—	—	—
Class A common stock issued for Class C shares canceled	1,633,818	—	(1,633,818)	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(579,814)	458,050	(121,764)	—	(121,764)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	343	343
Net loss attributable to the Company	—	—	—	—	—	—	(37,387)	(37,387)	—	(37,387)
Balance, March 31, 2026	162,010,801	$16	56,994,367	$6	$(33,525)	$—	$(300,794)	$(334,297)	$860	$(333,437)

Three Months Ended March 31, 2025
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	101,859,000	$10	55,394,533	$6	$(12,825)	$—	$(996,453)	$(1,009,262)	$1,228	$(1,008,034)
Share-based compensation expense	—	—	—	—	—	2,844	—	2,844	—	2,844
Cumulative preferred dividends	—	—	—	—	—	(147)	—	(147)	—	(147)
Accretion of preferred stock discount	—	—	—	—	—	(2)	—	(2)	—	(2)
Class A common stock issued for warrants exercised, net of redemption cost	15,358,229	2	—	—	—	176,552	—	176,554	—	176,554
Repurchase of Class A common stock	—	—	—	—	(20,700)	—	—	(20,700)	—	(20,700)
Class A common stock issued for stock options exercised	18,790	—	—	—	—	(69)	—	(69)	—	(69)
Class A common stock issued for vested RSUs and PSUs	500,580	—	—	—	—	(3,436)	—	(3,436)	—	(3,436)
Class A common stock issued for Class C shares canceled	1,592,729		(1,592,729)		—	—	—	—	—	—
Issuance of Class C common stock related to earn-out awards (Note 16)	—	—	7,500,000	—	—	167,525	—	167,525	—	167,525
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(343,267)	904,443	561,176	—	561,176
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	462	462
Net loss attributable to the Company	—	—	—	—	—	—	(11,396)	(11,396)	—	(11,396)
Balance, March 31, 2025	119,329,328	$12	61,301,804	$6	$(33,525)	$—	$(103,406)	$(136,913)	$1,690	$(135,223)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(52,528)	$975
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,048	623
Bad debt expense	357	—
Amortization of debt discount and issuance costs	277	—
Share-based compensation expense	8,842	2,844
Change in fair value of earn-out liabilities	—	33,369
Change in fair value of warrant liabilities	9,422	(43,002)
Change in fair value of contingent consideration liabilities	521	—
Other	(1,927)	194
Changes in operating assets and liabilities:
Trade and other receivables, net	1,275	15,418
Inventory, net	(1,726)	—
Contract assets	(12,642)	13,077
Prepaid expenses	(17,685)	(1,576)
Orbital receivables, net	7,689	—
Other assets, net	3,012	547
Accounts payable and accrued expenses	26,483	5,856
Accounts payable – affiliated companies	682	1,789
Contract liabilities – current and long-term	(17,119)	(8,626)
Securitization liabilities	(2,692)	—
Pension and other postretirement benefits	(2,763)	—
Other liabilities	(17,294)	(2,069)
Net cash provided by (used in) operating activities	(54,768)	19,419
Cash flows from investing activities:
Purchase of property and equipment	(9,876)	(6,122)
Acquisition of businesses, net of cash acquired	(444,779)	—
Net cash used in investing activities	(454,655)	(6,122)
Cash flows from financing activities:
Warrants exercised	—	176,620
Redemption of warrants	—	(66)
Transaction costs related to the issuance of securities	(7,550)	—
Repurchase of Class A Common Stock	—	(20,700)
Proceeds from issuance of securities	175,000	—
Payment of withholding taxes from share-based awards	(1)	(3,505)
Net cash provided by financing activities	167,449	152,349
Net increase (decrease) in cash, cash equivalents and restricted cash	(341,974)	165,646
Cash, cash equivalents and restricted cash at beginning of the period	585,339	209,649
Cash, cash equivalents and restricted cash at end of the period	243,365	375,295
Less: restricted cash	11,741	2,042
Cash and cash equivalents at end of the period	$231,624	$373,253

Supplemental disclosure of cash flow information
Cash paid for interest	$23	$—
Cash paid for taxes	$70	$66
Accrued capital expenditures	$10,092	$930
Noncash investing activities:
Class A Common Stock issued in acquisition, at fair value	$403,952	$—
Noncash financing activities:
Issuance of Class C Common Stock related to earn-out awards (Note 16)	$—	$167,525
Preferred dividends	$(162)	$(147)

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

Beginning on February 14, 2023, the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share (the “Warrants” as further defined in Note 13) began trading on Nasdaq under the symbols “LUNR” and “LUNRW,” respectively. On February 4, 2025, the Company announced the redemption of all of its outstanding publicly issued Warrants. In connection with the redemption, the unexercised Warrants ceased trading on the Nasdaq and were delisted, with the suspension of trading effective before the market opened on March 6, 2025.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim reporting and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. Our condensed consolidated financial statements include the accounts of Intuitive Machines, Lanteris Space Holdings LLC (“Lanteris”), KinetX Inc. (“KinetX”), Space Network Solutions, LLC (“SNS” or “Space Network Solutions”) a majority-owned subsidiary, and IX, LLC, a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 contained in our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. The Company reclassed certain prior period amounts to a separate line item in the condensed consolidated balance sheets and condensed consolidated statement of operations. These reclassifications did not result in any changes to previously reported net income.
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
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. While the Company engages in manufacturing, mission services, and related activities, these operations are highly integrated and are not managed or evaluated separately by the CODM. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. See Note 21 - Segment Information for additional disclosures on segment reporting.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There were four major customer that accounted for 36%, 26%, 13%, and 13% of the Company’s total revenue for the three months ended March 31, 2026 and there was one major customer that accounted for 78% of the Company’s total revenue for the three months ended March 31, 2025. As of March 31, 2026, there were four major customers that accounted for 37%, 12%, 19%, and 14% of the accounts receivable balance as of March 31, 2026 and there was three major customer that accounted for 49%, 23%, and 11% of the accounts receivable balance as of December 31, 2025.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. There was one major supplier that accounted for 11% the goods and services we purchased during the three months ended March 31, 2026, and there was no major supplier that accounted for more than 10% of the goods and services purchased during three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, there was one major supplier that accounted for 19% and 11% of the accounts payable balance, respectively.

Trade and other receivables, net
Trade and other receivables include amounts billed to customers, unbilled receivables in which the Company’s right to consideration is unconditional and current portion of orbital receivables, net of allowance for expected credit losses. The Company bills customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries. The Company estimates allowance for credit losses based on the credit worthiness of each customer, historical collections experience and other information, including the aging of the receivables. The Company writes off accounts receivable against the allowance for credit losses when a balance is unlikely to be collected.

Orbital Receivables
Orbital receivables relate to performance incentives due under certain satellite construction contracts that are paid over the in-orbit life of the satellite. Orbital receivables are recognized as revenue when measuring progress under the cost-to-cost method during the construction period. The interest portion of the in-orbit payments is recognized as orbital revenue and included in product revenue in the condensed consolidated statement of operations. Current orbital receivables are included in trade and other receivables, net and the long-term portion of orbital receivables, net is disclosed in the condensed consolidated balance sheets. See Note 5 - Trade and Other Receivables, net for additional information on the orbital receivables.

The Company records an allowance on its orbital receivables when, based on current events and circumstances, it believes it is probable the outstanding amounts will not be collected. The Company utilizes customer credit ratings, expected credit loss and other credit quality indicators, as well as contractual terms to evaluate the collectability of orbital receivables. When qualitative factors indicate that all or a portion of an outstanding orbital receivable is uncollectable, or that all or a portion of an outstanding orbital receivable previously deemed uncollectable is collectable, a fair value assessment is performed using a discounted cash flow model as an indicator to determine whether an increase or decrease in the allowance is necessary. Increases and decreases in the orbital receivables allowance are included in (gain) loss on orbital receivables allowance in the product revenue on the condensed consolidated statements of operations.

If the Company does not fulfill its performance obligation associated with its orbital receivables, a write-off of those orbital receivables will occur resulting in a reduction in the contractual value and revenue recognition associated with the performance obligation. The Company has a revolving securitization facility agreement with an international financial institution. Under the terms of the agreement, the Company may offer to sell eligible orbital receivables from time to time with terms of five years or less, discounted to face value using effective interest rates.

The orbital receivables that have been securitized remain recognized on the condensed consolidated balance sheets as the Company does not meet the accounting criteria for surrendering control of the receivables. The net proceeds received on the orbital receivables have been recognized as securitization liabilities and are subsequently measured at amortized cost using the effective interest rate method. Securitization liabilities are presented in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from the customers and passed on to the purchaser of the tranche. The Company continues to recognize orbital revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization liability.

Inventory
Inventories are measured at the lower of cost or net realizable value and consist primarily of parts and sub-assemblies used in the manufacturing of satellites. The cost of inventories is determined on a first-in-first-out basis or weighted average cost basis, depending on the nature of the inventory. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expense. Inventory is impaired when it is probable inventory values exceed their net realizable value.
Transaction Costs
Business Acquisitions
Transaction costs consists of direct legal, consulting, audit and other fees related to the business acquisition of Lanteris as further described herein in Note 3 - Acquisitions. For the three months ended March 31, 2026, transaction costs incurred related to acquisitions totaled approximately $20.0 million and was recorded to general and administrative expenses in our statement of operations.
Issuance of Securities
Transaction costs related to various agreements for the issuance of securities (as further described in Note 12), includes direct legal, broker, accounting and other fees. Transaction costs related to these activities totaled approximately $7.5 million for the three months ended March 31, 2026 and were netted against the proceeds recorded in additional paid in capital.

Warranty and After-Sale Service Costs
Warranty and after-sale service provisions are based on management’s best estimate of the expected obligation using historical warranty data and experience. In connection with our acquisition of Lanteris (as further discussed in Note 3 - Acquisitions), we assumed warranty and after-sale service liabilities which are presented in other current liabilities and other long-term liabilities on our condensed consolidated balance sheets. Warranty and after-sale service costs are recognized within cost of product revenue (excluding depreciation and amortization) in the condensed consolidated statement of operations. The current and non-current portions of the warranty and after-sale service liabilities totaled $11.7 million as of March 31, 2026 and $13.3 million as of January 13, 2026, the acquisition date of Lanteris, with the $1.6 million change attributable to payments and uses of the warranty.

Defined Benefit Pension and Other Postretirement Benefit Plans
The Company assumed defined benefit pension and other postretirement benefit plans for certain employees associated with the recent Lanteris acquisition. Pension and postretirement obligation balances and related costs reflected within the condensed consolidated financial statements include costs directly attributable to plans dedicated to the Company. The pension and other postretirement plan benefits were frozen on December 31, 2013. See Note 15 - Employee Benefit Plans for additional information on the defined benefit and other postretirement plans and Note 3 - Acquisitions for more information on the acquisition of Lanteris.

The Company recognizes the funded status of each pension and other postretirement benefit plan in the condensed consolidated balance sheets. The calculation of pension and other postretirement benefit obligations is performed annually by qualified actuaries using the projected unit credit actuarial cost method. The projected benefit obligation is the sum of the actuarial present value of all pension benefits attributed to benefit service completed to the determination date.

Pension and other postretirement plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. The Company’s net obligation in respect of the pension and other postretirement benefit plans is calculated separately for each plan by estimating the amount of future benefit that employees have earned in the prior periods, discounting that amount and deducting the fair value of associated plan assets.

The Company uses the net asset value (“NAV”) practical expedient to measure the fair value of the plan’s commingled fund investments. These commingled fund investments for which the fair value is measured using the NAV practical expedient are excluded from the fair value hierarchy.

The Company recognizes the amortization of prior service costs as a component of general and administrative expense. All other costs, including administrative expenses related to frozen plans, are recognized within other income (expense), net. When the benefits of a plan are changed or when a plan is curtailed, the resulting change in the net benefit liability that relates to past service or the gain or loss on curtailment is recognized immediately in accumulated other comprehensive income (loss). The Company recognizes gains or losses on the settlement of a defined benefit plan when settlement occurs.

For the Company’s pension and other postretirement benefit plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of March 31, 2026, the Company had cash and cash equivalents of $231.6 million and working capital of $89.8 million. The Company invests excess cash in highly liquid, low risk interest-bearing overnight sweep and demand deposit accounts with major financial institutions. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock, proceeds from warrant exercises, and proceeds from the issuance of bank debt.
On January 13, 2026, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Lanteris Space Holdings LLC (“Lanteris”), formerly Maxar Space Systems, a spacecraft manufacturer, from Advent International LLC. The aggregate consideration transferred at the closing of the acquisition was $851.0 million, consisting of $403.3 million in cash plus $43.7 million of transaction bonuses deemed to be part of consideration and the issuance of 22,991,028 shares of the Company’s Class A Common Stock valued at $404.0 million based on the acquisition date closing stock price of $17.57. The Company funded the cash consideration using cash on hand. See Note 3 - Acquisitions for more information on the acquisition of Lanteris.
On February 27, 2026, the Company completed the issuance and sale to certain institutional investors or their affiliates (collectively, the “Investors”) of 11,574,069 shares of the Company’s Class A Common Stock at a price of $15.12 per share for an aggregate purchase price of $175.0 million pursuant to the terms of a definitive securities purchase agreement (the “Securities Purchase Agreement”), and incurred related transaction costs of $7.5 million for the three months ended March 31, 2026. Refer to Note 12 for additional information on this issuance.

Management believes that the cash and cash equivalents as of March 31, 2026 and the liquidity provided the proceeds of the issuance of securities pursuant to the Securities Purchase Agreement and the issuance of the Convertible Notes (defined in Note 10 - Debt), will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The standard can be adopted early and must be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company decided to early adopt this standard as of January 1, 2026, and applied the new guidance when analyzing the acquisition.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets which provides all entities a practical expedient option when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and applied prospectively. Early adoption is permitted. The Company has adopted the amendments as of January 1, 2026, with no material impact to its consolidated financial statements.

In September 2025, FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software costs by eliminating the prescriptive and sequential development stage model and introducing a principles-based framework requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. The amendment is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has adopted this ASU as of January 1, 2026, with no material impact to its consolidated financial statements.

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

Other Current Liabilities
As of March 31, 2026 and December 31, 2025, other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$26,609	$12,818
Income tax liability	143	143
Professional fees accruals	6,330	11,458
Commercial insurance financing	3,912	—
Loan interest payable	5,343	3,186
Securitization liabilities - current	24,869	—
Contingent consideration liabilities (Note 3 and 16)	5,874	5,353
Pension liability - current	1,868	—
Warranty and after-sale service liabilities	5,000	—
Other accrued liabilities	10,468	70
Other current liabilities	$90,416	$33,028

NOTE 3 - ACQUISITIONS
Lanteris Space Holdings LLC Acquisition
On January 13, 2026, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Lanteris, a spacecraft manufacturer serving national security, civil, and commercial customers. The acquisition expands the Company’s spacecraft manufacturing and space systems capabilities. The acquisition date fair value of consideration transferred totaled approximately $851.0 million consisting of $403.3 million in cash, $43.7 million of cash transaction bonuses (which were included in consideration as they had no required service conditions and were deemed to be for the benefit of the Company), and the issuance of 22,991,028 shares of the Company’s Class A Common Stock valued at $404.0 million, based on the acquisition date closing stock price of $17.57 per share. The Company funded the cash consideration and cash transaction bonuses using cash on hand. The excess of the consideration transferred over the fair value of the acquired net assets was recorded as goodwill which primarily represents expected growth synergies, developed workforce, and future opportunities. The goodwill is partially deductible for income tax purposes. As of March 31, 2026, the Company has incurred acquisition-related costs of $29.4 million (consisting of $10.4 million incurred during the fourth quarter of 2025 and $19.0 million during the first quarter of 2026), which are recorded in general and administrative expense on our condensed consolidated statement of operations.

The following table presents the purchase consideration, acquisition related costs, and the preliminary estimated fair values of the assets acquired and liabilities assumed by the Company as of the acquisition date (in thousands):

January 13, 2026
Cash consideration	$403,340
Fair value of Class A Common Stock issued	403,953
Transaction bonuses and other adjustments	43,689
Purchase consideration	$850,982

Assets:
Cash and cash equivalents	$2,242
Restricted cash	268
Trade and other receivables	97,152
Contract assets	23,144
Inventory	56,147
Advances to suppliers	17,125
Prepaid and other current assets	5,798
Property and equipment	162,908
Intangible assets	297,000
Operating lease right-of-use assets	32,174
Orbital receivables, non-current	223,366
Total assets	917,325
Liabilities:
Accounts payable and accrued expenses	40,429
Contract liabilities	161,716
Operating lease liabilities, current	17,986
Other current liabilities	61,977
Pension and other postretirement benefits, non-current	54,792
Operating lease liabilities, non-current	40,578
Other non-current liabilities	49,535
Total liabilities	427,013
Noncontrolling interests	415
Fair value of net identifiable assets acquired	489,897
Goodwill	$361,085

The following table summarizes the preliminary estimated fair values of intangible assets acquired by class and the related estimated lives (in thousands, except useful life in years):

Intangible Asset	Estimated Life in Years	January 13, 2026
Trademark / trade name	1	$5,000
Customer relationships	15	138,000
Developed technologies	15	154,000
Total intangible assets		$297,000

The amounts presented in the tables above represent the preliminary valuation analyses completed to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions but are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. All values remain preliminary including, but not limited to, intangible assets, including the preliminary assumptions used in their estimates of fair values and their respective estimated useful lives, the valuation of certain tangible and financial assets, working capital accounts, income taxes, and residual goodwill. The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

The following unaudited supplemental pro forma results of operations have been prepared based on the historical information of the Company and Lanteris, and reflects the combined results of operations as if the acquisition had been consummated on January 1, 2025.

The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that we may expect to result from the acquisitions. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had these business combinations occurred on January 1, 2025.

	Unaudited
	Three Months Ended March 31,
(in thousands)	2026	2025
Total revenues	$199,846	$218,156
Net loss	$(54,361)	$(47,639)
Net loss attributable to the Company	$(39,220)	$(60,010)
Net loss attributable to Class A common shareholders	$(39,382)	$(60,157)

The result of operations of Lanteris has been included in the Company’s condensed consolidated statement of operations since the date of acquisition, January 13, 2026, and includes revenues of $141.6 million and operating income of $0.2 million for the three months ended March 31, 2026.

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
The following table presents the purchase consideration and the preliminary estimated fair values of the assets acquired and liabilities assumed by the Company as of the acquisition date (in thousands):

October 1, 2025
Cash consideration	$15,000
Fair value of Class A Common Stock issued	11,715
Equity holdback in escrow	3,500
Transaction costs and other adjustments payable to the seller	1,130
Purchase consideration	$31,345

Assets:
Cash and cash equivalents	$1,247
Trade accounts receivable	1,232
Contract assets	34
Prepaid and other current assets	306
Property and equipment	134
Intangible assets	13,300
Operating lease right-of-use assets	495
Total assets	16,748
Liabilities:
Accounts payable and accrued expenses	232
Operating lease liabilities, current	114
Deferred tax liability, current	2,847
Other current liabilities	584
Operating lease liabilities, non-current	381
Total liabilities	4,159
Fair value of net identifiable assets acquired	12,589
Goodwill	$18,756

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

The result of operations of KinetX has been included in the Company’s condensed consolidated statement of operations since the date of acquisition, October 1, 2025, and includes revenues of $1.5 million and the operating loss was nil for the three months ended March 31, 2026.

NOTE 4 - REVENUE
Disaggregated Revenue
The following table disaggregates our revenue by contract type for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026		2025
Revenue by contract type
Fixed price	$162,087	87%	$38,183	61%
Cost reimbursable	19,304	10%	22,597	36%
Time and materials	2,239	1%	1,744	3%
Revenue from contracts with customers	183,630	98%	62,524	100%
Grant revenue	3,100	2%	—	—%
Total revenue	$186,730	100%	$62,524	100%

The following table disaggregates our revenue by customer type for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026		2025
Revenue by customer type
Commercial	$61,089	33%	$10,078	16%
Civil	71,673	38%	52,091	83%
National security	50,868	27%	355	1%
Revenue from contracts with customers	183,630	98%	62,524	100%
Grant revenue	3,100	2%	—	—%
Total revenue	$186,730	100%	$62,524	100%
We geographically disaggregate our revenues based on the customer’s country of domicile. Most of our revenues are derived from customers in the U.S., and our revenues from foreign customers were nil and 8% of total revenues for the three months ended March 31, 2026 and 2025, respectively.
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
The following table presents contract assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Contract assets
Unbilled receivables(1)	$41,320	$12,228
Deferred contract costs	6,702	8
Total	$48,022	$12,236

(1)    The balance as of March 31, 2026 includes approximately $23.5 million related to Lanteris, which was recently acquired on January 13, 2026. See Note 3 for additional information on the Lanteris acquisition.

Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of revenue and was $7.2 million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively. Launch delay fees are recorded directly to the cost of revenue and was $1.4 million for the three months ended March 31, 2025 and no launch delay fees were incurred for the three months ended March 31, 2026.

The following table presents contract liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Contract liabilities – current
Deferred revenue(1)	$198,329	$45,712
Contract loss provision	5,701	6,996
Accrued launch costs	1,545	4,660
Total contract liabilities – current	205,575	57,368
Contract liabilities – long-term
Deferred revenue	2,434	5,900
Contract loss provision	297	441
Total contract liabilities – long-term	2,731	6,341
Total contract liabilities	$208,306	$63,709

(1)    The balance as of March 31, 2026 includes approximately $160.2 million in contract liabilities, current, related to Lanteris, which was recently acquired on January 13, 2026. See Note 3 for additional information on the Lanteris acquisition.

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $11.2 million and $14.9 million during the three months ended March 31, 2026 and 2025, respectively.
Loss Contracts
A contract loss occurs when the current estimate of the consideration that we expect to receive is less than the current estimate of total estimating costs to complete the contract. For purposes of determining the existence of or amount of a contract loss, we consider total contract consideration, including any variable consideration constrained for revenue recognition purposes. We may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of and $2.7 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.

The status of these loss contracts was as follows:
•Our IM-2 mission contract for lunar payload services, became a loss contract in 2023 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. The IM-2 mission associated with this contract was completed in March 2025. For the three months ended March 31, 2025, changes in estimated contract costs resulted in an $1.0 million in contract loss. During the third quarter of 2025, the IM-2 mission contract was closed-out and we recognized revenue of approximately $5.5 million was recognized in revenue. As of December 31, 2025, there were no contract loss provisions remaining recorded in contract liabilities, current in our condensed consolidated balance sheets.
•Our IM-3 mission contract for lunar payload services became a loss contract in 2021 due to estimated contract costs exceeding the estimated amount of consideration that we expected to receive. For the three months ended March 31, 2026 and 2025, changes in estimated contract costs resulted in an additional $2.8 million and $0.2 million in contract loss, respectively. The period of performance for this contract currently runs through March 2027. As of March 31, 2026, this contract was approximately 89% complete. As of March 31, 2026 and December 31, 2025, the contract loss provision recorded in contract liabilities, current was $5.2 million and $6.5 million, respectively in our condensed consolidated balance sheets.
•Our IM-4 mission contract for lunar payload services, became a loss contract during the second quarter of 2025 due to estimated contract costs exceeding the estimated amount of consideration that we expect to receive. For the three months ended March 31, 2026, changes in estimated contract costs resulted in a favorable change in contract loss of $51 thousand. As of March 31, 2026 this contract was approximately 42% complete. The period of performance for this contract currently runs through August 2028. As of March 31, 2026 and December 31, 2025, the contract loss provision recorded in contract liabilities, current was $0.5 million for both periods. The contract loss provision recorded in contract liabilities, non-current was $0.3 million and $0.4 million, respectively, in our condensed consolidated balance sheets.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $792.3 million. The Company expects to recognize revenue on approximately 60-65% of the remaining performance obligations over the remaining 9 months, 25-30% in 2027 and the remaining thereafter over the next 3 years. Remaining performance obligations do not include variable consideration that was determined to be constrained as of March 31, 2026 due to the uncertainty of achieving performance milestones or other factors not yet resolved.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials and cost reimbursable agreements.

Grant Revenue and Related Matters
In April 2025, the Texas Space Commission (“TSC”) selected Intuitive Machines for a grant up to $10.0 million from the Space Exploration and Research Fund. This funding supports the development of an Earth reentry vehicle and orbital fabrication lab designed to enable microgravity biomanufacturing and is intended to serve as a critical risk-reduction platform for the Company’s future lunar sample return missions. Under the TSC grant, the Company will apply up to $10.0 million in funds pursuant to budget periods defined in the TSC award through June 30, 2026 as reimbursement for costs incurred in completing the tasks, specified by the Company, to complete the design of the Earth reentry vehicle. The TSC can terminate the TSC award for convenience. Under such a termination, the Company will be permitted to seek reimbursement of valid costs incurred through the date of termination. During the three months ended March 31, 2026, the Company recognized grant revenue of $3.1 million and corresponding cost of grant revenue on the condensed consolidated statement of operations.

NOTE 5 - TRADE AND OTHER RECEIVABLES, NET

	March 31, 2026	December 31, 2025
Trade receivables	$64,611	$12,637
Orbital receivables, current	39,256	—
Grant receivables	5,573	2,851
Allowance for doubtful accounts	(3,652)	(3,295)
Trade and other receivables, net	$105,788	$12,193
Orbital Receivables
In connection with our acquisition of Lanteris in January 2026, the Company acquired orbital receivables. As of March 31, 2026, non-current orbital receivables, net of allowances was $217.5 million.

The Company has orbital receivables from 12 customers of which there were two major customers that respectively accounted for 33% and 30% of the aggregate total of the orbital receivables, current and non-current, net of allowances as of March 31, 2026. During the three months ended March 31, 2026, the Company did not sell orbital receivables.

The expected timing of total contractual cash flows, including principal and interest payments for orbital receivables is as follows (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Contractual cash flows from orbital receivables	$293,753	$37,453	$49,032	$38,423	$33,569	$30,200	$105,076

Securitization liabilities current and non-current are included in other current liabilities, and other non-current liabilities, respectively, in our condensed consolidated balance sheet are as follows (in thousands):

March 31, 2026
Current portion	$24,869
Non-current portion	35,423
Total securitization liabilities	$60,292

Allowance for credit losses
The following table provides a roll-forward of the Company’s allowance for credit losses related to our trade receivables (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$3,295	$—
Provision for credit losses	357	—
Ending balance	$3,652	$—

NOTE 6 - INVENTORY

The Company acquired inventory in connection with its acquisition of Lanteris in January 2026, as further discussed in Note 3. As of March 31, 2026, inventories consisted of the following (in thousands):

March 31, 2026
Raw materials	$41,877
Work in progress	15,996
Total Inventory	$57,873

NOTE 7 - PROPERTY AND EQUIPMENT, NET
As of March 31, 2026 and December 31, 2025, property and equipment, net consisted of the following (in thousands):

	March 31, 2026 (1)	December 31, 2025
Leasehold improvements	$32,380	$336
Vehicles and trailers	188	146
Computers and software	11,589	7,931
Furniture and fixtures	4,158	3,097
Machinery and equipment	96,788	9,632
Construction in progress	113,906	54,964
Property and equipment, gross	259,009	76,106
Less: accumulated depreciation and amortization	(14,789)	(7,556)
Property and equipment, net	$244,220	$68,550

(1)    The balance as of March 31, 2026 includes approximately $158.6 million of property and equipment, net (of which $43.3 million is for construction in progress) related to Lanteris which was recently acquired on January 13, 2026. See Note 3 for additional information on the Lanteris acquisition.

Total depreciation expense related to property and equipment for the three months ended March 31, 2026 and 2025 was $7.2 million and $0.6 million, respectively.

As of March 31, 2026, construction in progress includes $66.7 million in capitalized costs associated with the fabrication and development of communications satellites and ground network assets, primarily in support of the NASA Near Space Network (“NSN”) contract
NOTE 8 - GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill
The following table presents the changes in the Company’s goodwill balance as of March 31, 2026 (in thousands):

	Gross Carrying Amount	Impairment	Net Carrying Amount
Balance, December 31, 2025	$18,697	$—	$18,697
Acquisition of Lanteris (Note 3)	361,085	—	361,085
Adjustment related to KinetX acquisition	58	—	58
Balance, March 31, 2026	$379,840	$—	$379,840
Intangible Assets, Net

Intangible assets, net consist of the following as of March 31, 2026 and December 31, 2025 (in thousands, except useful life in years):

		March 31, 2026
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets
Trademark / trade name	1	$5,000	$(1,250)	$3,750
Customer relationships	15	139,900	(2,017)	137,883
Developed technology	14	165,400	(2,903)	162,497
Total intangible assets, net		$310,300	$(6,170)	$304,130

		December 31, 2025
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets
Customer relationships	10	$1,900	$(47)	$1,853
Developed technology	10	11,400	(285)	11,115
Total intangible assets, net		$13,300	$(332)	$12,968

Our acquired intangible assets are amortized to expense on a straight-line basis over their estimated useful lives. Amortization expense was $5.8 million and zero for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment losses related to intangible assets. As of March 31, 2026, estimated future amortization expense for acquired intangible assets is approximately $17.5 million for the remainder of 2026 and $18.3 million per year for each of the years from 2027 through 2030.

For additional information on our acquired intangible assets, see Note 3.
NOTE 9 - LEASES
The Company leases real estate for administrative office space, research, marketing and light manufacturing operations of the lessee’s aerospace related research and development business under operating leases.
The Company has operating and finance leases for real estate and equipment with remaining lease terms ranging from 7 months to 271 months, some of which contain options to extend and some of which contain options to terminate the lease without cause at the option of lessee.
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
The components of total lease expense recorded in cost of product revenue (excluding depreciation and amortization) and general and administrative expense (excluding depreciation and amortization) are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$3,344	$1,193
Finance lease cost	9	11
Variable lease cost	688	—
Short-term lease cost	125	4
Total lease cost	$4,166	$1,208
The components of supplemental cash flow information are as follows (in thousands):

	Three Months Ended March 31,
	2026		2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities	$10,463	$1	$601	$2
Cash flows from financing activities	$—	$11	$—	$12
Weighted average remaining lease term (months)	106	21	202	27
Weighted average discount rate	7.2%	8.0%	6.5%	8.0%

The operating and finance lease ROU assets, current operating lease liabilities, current finance lease liabilities, non-current operating lease liabilities, and non-current finance lease liabilities are disclosed in our condensed consolidated balance sheets.
The table below includes the estimated future undiscounted cash flows for operating and finance leases as of March 31, 2026 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$22,825	$32
2027	21,071	21
2028	18,088	8
2029	17,766	—
2030	3,941	—
Thereafter	60,897	—
Total undiscounted lease payments	$144,588	$61
Less: imputed interest	54,097	4
Present value of lease liabilities	$90,491	$57
NOTE 10 - DEBT

The following table summarizes our outstanding debt (in thousands):

	March 31, 2026	December 31, 2025
Convertible Notes	$345,000	$345,000
Less: unamortized debt discount	(8,340)	(8,803)
Less: unamortized debt issuance costs	(816)	(862)
Total long-term debt	$335,844	$335,335
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

The initial conversion rate for the Convertible Notes is 76.2631 shares of Class A Common Stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $13.1125 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, holders who convert their notes in connection with a make-whole fundamental change or a notice of redemption may be entitled to an increase in the conversion rate. For the potential dilutive impact of the Convertible Notes if-converted, refer to Note 17 - Net Loss per Share.

The Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company after which the notes become automatically due and payable. As of March 31, 2026, the Company was in compliance with all debt covenant requirements related to the Convertible Notes.

As of March 31, 2026, the aggregate fair value of the Convertible Notes was $607.6 million based on an observable market quote in an active market (Level 2 inputs). Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the accompanying condensed consolidated balance sheet as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. The conversion feature was evaluated under ASC 815, “Derivatives and Hedging” and ASC 470-20 “Debt with Conversion and Other Options” and was not separated as a derivative because it met the equity scope exception; therefore, the Convertible Notes are accounted for entirely as a liability. During the three months ended March 31, 2026, the effective interest rate on the Convertible Notes, including the impact of the debt discount and issuance costs, was approximately 3.09% and the Company recognized $2.7 million of interest expense related to the Convertible Notes which included the amortization of the debt discount and issuance costs of $0.5 million.

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
On January 12, 2026, the Company and Stifel Bank entered into a waiver, in respect to the Loan Agreement pursuant to which Stifel Bank consented to the acquisition of Lanteris (as discussed in Note 3) and halted any borrowing and covenant obligations by the Company under the Revolving Facility. As of March 31, 2026, there was no outstanding debt under the Stifel Loan Agreement.

NOTE 11 - INCOME TAXES

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

For the three months ended March 31, 2026, we recognized $2 thousand U.S. federal and state expense for income taxes. For the three months ended March 31, 2025, we recognized no U.S. federal and state expense for income taxes. Our effective combined U.S. federal and state income tax rates were 0.00% for both periods.

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

All such payments to the TRA Holders are the obligations of the Company, and not that of Intuitive Machines, LLC. As of March 31, 2026, based primarily on historical losses of the Company, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset for a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. As of March 31, 2026, management does not expect a TRA liability to be recorded.

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

NOTE 12 - MEZZANINE EQUITY AND EQUITY

Capital Stock

The table below reflects share information about the Company’s capital stock as of March 31, 2026.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	162,010,801	(2,191,080)	159,819,721
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	56,994,367	—	56,994,367
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	219,010,168	(2,191,080)	216,819,088
Securities Purchase Agreement
On February 27, 2026, the Company completed the issuance and sale to the Investors of 11,574,069 shares of Class A Common Stock at a price of $15.12 per share for an aggregate purchase price of $175.0 million pursuant to the terms of the Securities Purchase Agreement.

Series A Preferred Stock (Mezzanine Equity)
As a result of the Private Placement Transaction on September 5, 2023 (as discussed below) and in accordance with the terms of the Certificate of Designation, the Series A Preferred Stock conversion price was reduced from $12.00 per share to $5.10 per share. Additionally, as a result of the Warrant Exercise Agreement on January 10, 2024 in conjunction with the warrant transactions discussed in Note 13, the Series A Preferred Stock conversion price was further reduced from $5.10 per share to $3.00 per share.

Redeemable Noncontrolling Interests (Mezzanine Equity)
As of March 31, 2026, the prior investors of Intuitive Machines, LLC own 26.3% of the outstanding common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.

The financial results of Intuitive Machines, LLC and its subsidiaries are consolidated with Intuitive Machines, Inc. with the redeemable noncontrolling interests' share of our net loss separately allocated.

NOTE 13 - WARRANTS

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

As result of the Private Placement Transaction on September 5, 2023 discussed in Note 12 and in accordance with the terms of the Certificate of Designation, the Preferred Investor Warrants exercise price was reduced from $15.00 to $11.50 per share and the aggregate number of shares of Class A Common Stock issuable upon exercise of the Preferred Investor Warrants was proportionally increased to 706,522.

As of March 31, 2026, there have been no exercises of the Preferred Investor Warrants.

Conversion Warrants
In connection with the January 2024 Bridge Loan Conversion, the Company agreed to issue to the Guarantor, pursuant to Section 4(a)(2) of the Securities Act of 1933, (i) a new unregistered Series A Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the Guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 5 years, (the “Conversion Series A Warrant”) and (ii) a new unregistered Series B Common Stock Purchase Warrant to purchase up to an aggregate of 4,150,780 shares of, at the guarantor’s election, Class A Common Stock (at an exercise price per share equal to $2.57 per share), Class C Common Stock (at an exercise price per share equal to $0.0001 per share), or a combination thereof, and a term of 18 months (the “Conversion Series B Warrant”), collectively (the “Conversion Warrants”). On May 31, 2024, the guarantor assigned the Conversion Warrants to a third party investor in a private transaction. Pursuant to the assignment to a third party investor, the Conversion Warrants are no longer exercisable for Class C Common Stock. All other terms related to the Conversion Warrants remain the same as previously discussed. Pursuant to the guidance under ASC 480 “Distinguishing Liabilities from Equity,” the Company determined that the Conversion Warrants should be recorded as liabilities as of the issuance date and March 31, 2024 and subsequently determined that they meet the criteria in ASC 815, “Derivatives and Hedging”, to be classified as a derivative liability as of May 31, 2024 and June 30, 2024, initially measured at fair value with changes in fair value recognized in earnings in other income (expense) on the condensed consolidated statement of operations.

During the period from June 5, 2024 to June 7, 2024, the investor exercised 300,000 Conversion Series B Warrants, resulting in the issuance of an equal number of shares of Class A Common Stock. During the period from November 21, 2024 to November 29, 2024, the investor exercised the remaining 3,850,780 Conversion Series B Warrants, resulting in the issuance of an equal number of Class A Common Stock. As of March 31, 2026, there have been no exercises of the Conversion Series A Warrants.

During the three months ended March 31, 2026 and 2025, the Company recognized a loss of $9.4 million and a gain of $43.0 million, respectively, from the change in fair value of the Conversion Series A Warrant liability in our condensed consolidated statement of operations. See Note 16 for additional information on the fair value measurement of the Conversion Series A Warrants.
NOTE 14 - SHARE-BASED COMPENSATION
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

As of March 31, 2026, Intuitive Machines, LLC was authorized to issue a total of 748,357 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2025	748,357	$4.09	5.84
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance as of March 31, 2026	748,357	$4.09	5.59	$10,825,350
Exercisable as of March 31, 2026	557,883	$3.65	5.51	$8,319,026
Aggregate intrinsic value represents the difference between the exercise price of the options and the market price of our Class A Common Stock.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2025	$3.17
Granted	—
Vested	0.56
Forfeited	—
Non-vested as of March 31, 2026	$3.17
Share-based compensation expense related to options was $33 thousand and $47 thousand for the three months ended March 31, 2026 and 2025, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of March 31, 2026, the Company had $100 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 1.33 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of March 31, 2026, the Company has issued restricted stock units (“RSUs”), restricted stock shares (“RSSs”), and performance stock units (“PSUs”). No other awards have been granted under the 2023 Plan. As of March 31, 2026, approximately 4,872,615 shares were available for future grants under the 2023 Plan.

Pursuant to the 2023 Plan, the Company grants RSUs and RSSs with time-based vesting requirements which typically vest over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of these awards are based on the Company’s closing stock price on the date of grant. As of April 2025, all PSU grants were fully vested.

The following table provides a summary of the Company’s 2023 Plan activity:

	Number of Units(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,752,419	$7.58
Granted	2,784,668	17.50
Vested	(662,901)	7.03
Forfeited	(3,111)	14.79
Balance as of March 31, 2026	4,871,075	$13.32

(1)    Includes the Company’s issuance of 1,518,163 RSSs associated with the Lanteris acquisition in January 2026. The fair value of the RSSs granted was $19.76 per share based on the grant date of when all terms and conditions were approved and communicated to employees. The RSSs have service-only vesting conditions and vest in one year. See Note 3 for more information on the Lanteris acquisition.

For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense related to the 2023 Plan awards of $8.8 million and $2.8 million, respectively, within general and administrative expense on our condensed consolidated statement of operations. As of March 31, 2026, the estimated unrecognized share-based compensation costs related to unvested RSUs and RSSs was $31.3 million and $23.7 million, respectively, that is expected to be recognized over a weighted average period of 3.22 years and 0.79 years, respectively.
NOTE 15 - EMPLOYEE BENEFIT PLANS

On January 13, 2026, we acquired Lanteris, and assumed its company-sponsored defined benefit pension and other postretirement plans covering certain employees, for which we recorded net liabilities of approximately $56.7 million (consisting of $1.9 million included in other current liabilities and $54.8 million in non-current liabilities), reflecting an approximate fair value of plan assets of $336.1 million and a projected benefit obligation of $392.8 million. The pension and other postretirement plan benefits were frozen on December 31, 2013. The defined benefit plan provides pension benefits based on various factors including prior earnings and length of service. The defined benefit plan is funded, and the Company’s funding requirements are based on the plans’ actuarial measurement framework as established by the plan agreements or applicable laws. The funded plans’ assets are legally separated from the Company and are held by an independent trustee. The trustee is responsible for ensuring that the funds are protected as per applicable laws. The other postretirement benefits, comprised of life insurance is primarily funded out of operating income (loss).

As of March 31, 2026, the Company recorded net pension liabilities of $53.9 million on our condensed consolidated balance sheet, consisting of $1.9 million recorded in other current liabilities and the non-current portion of $52.0 million recorded in pension and other post-retirement benefits.

The service cost component of net periodic benefit cost is recorded in operating expenses, and the other components are recorded in other income (expense), net, in our condensed consolidated statements of operations. The following table summarizes the components of net periodic benefit cost for the Company’s pension plans (in thousands):

January 13, 2026 -
March 31, 2026
Service cost	$700
Interest cost	5,008
Expected return on plans assets	(5,754)
Net periodic benefit	$(47)

The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations. During the period from January 13, 2026 to March 31, 2026, the Company contributed approximately $2.7 million to the pension and other postretirement benefit plans.

NOTE 16 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 at fair value on a recurring basis.

	March 31, 2026
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities - Conversion Series A	Recurring	69,816	—	—	69,816

Contingent consideration liabilities	Recurring	5,874	5,874	$—	—

Total liabilities measured at fair value		$75,690	$5,874	$—	$69,816

	December 31, 2025
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities - Conversion Series A	Recurring	$60,394	$—	$—	$60,394

Contingent consideration liabilities	Recurring	5,353	5,353	—	—

Total liabilities measured at fair value		$65,747	$5,353	$—	$60,394

Cash and cash equivalents consist of cash in bank, time deposits and other highly liquid investments purchased with original maturities of less than 90 days. Because of the short-term nature of these instruments, the carrying amounts approximate fair value and therefore are considered Level 1 measurements under the fair value hierarchy.
The following tables provide roll-forwards of the Company’s Level 3 liabilities (in thousands):

Warrant liabilities - Series A
Balance, December 31, 2025	$60,394
Additions	—
Change in fair value	9,422
Converted to equity	—
Balance, March 31, 2026	$69,816

	Earn-out liabilities	Warrant liabilities - Series A
Balance, December 31, 2024	$134,156	$68,778
Additions	—	—
Change in fair value	33,369	(43,002)
Converted to equity	(167,525)	—
Balance, March 31, 2025	$—	$25,776

Earn-out Liabilities
As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of

2,500,000 vested during the year ended December 31, 2023, and the remaining 7,500,000 Earn Out Units vested during three months ended March 31, 2025.

Conversion Series A Warrant Liabilities
The fair value of the Conversion Series A Warrant liabilities as of March 31, 2026 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $18.56, (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 3.81%; and (iv) expected volatility of 108%.

Contingent Consideration Liability
On October 1, 2025 and in connection with the purchase consideration related to our acquisition of KinetX, approximately 329,827 shares of Class A Common Stock were held back in escrow to fund post-closing adjustments, in the amount of $3.5 million, based on the acquisition date closing stock price of $10.61, and recorded as a contingent consideration liability in our condensed consolidated balance sheets. During the three months ended March 31, 2026, 13,336 shares of Class A Common Stock were released from escrow and issued. The fair value of the contingent consideration liability of the remaining 316,491 shares of Class A Common Stock held in escrow as of March 31, 2026 was estimated based on our Class A Common Stock closing stock price of $18.56. See Note 3 - Acquisitions for additional information on the acquisition of KinetX.

NOTE 17 - NET LOSS PER SHARE

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders for the three months ended March 31, 2026 and 2025 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

Diluted net income (loss) per share of Class A common stock includes additional weighted average common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for the Series A Preferred Stock and Convertible Notes, and the treasury method for our RSUs, PSUs, options, and warrants. During loss periods, diluted net loss per share for all periods presented is the same as basic net loss per share as the inclusion of the potentially issuable shares would be anti-dilutive. The Capped Call transactions entered into in connection with the Convertible Notes (as discussed in Note 10) are excluded from diluted net income (loss) per share calculations as they are designed to reduce potential dilution and are currently anti-dilutive

The following table presents the computation of the basic and diluted loss per share of Class A Common Stock (in thousands, except share data):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss)	$(52,528)	$975
Less: Net income (loss) attributable to redeemable noncontrolling interest	(15,484)	11,909
Less: Net income attributable to noncontrolling interest	343	462
Net loss attributable to the Company	(37,387)	(11,396)
Less: Cumulative preferred dividends	(162)	(147)
Net loss attributable to Class A common shareholders	$(37,549)	$(11,543)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	147,878,006	107,081,918

Net loss per share of Class A common stock - basic and diluted	$(0.25)	$(0.11)

The following table presents potentially dilutive securities, as of the end of the periods, excluded from the computation of diluted net loss per share of Class A Common Stock as their effect would be anti-dilutive, their exercise price was out-of-the-money, or because of unsatisfied contingent issuance conditions.

	Three Months Ended March 31,
	2026	2025
RSU and RSS awards(1)	5,060,387	3,214,513
Options(1)	748,357	923,173
Series A Preferred Stock(2)	2,224,832	2,014,443
Warrants (Conversion Warrants and Preferred Investor Warrants)(1)	4,857,302	4,857,302
Escrow Shares(3)	316,491	—
Convertible Notes(2)	26,310,770	—

(1)    Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. The number of 2023 Plan awards outstanding at the three months ended March 31, 2026 consists of 4,871,075 unvested RSU and RSS awards and 189,312 vested RSUs with elected deferrals of the issuance of Class A common stock.
(2)    Represents number of instruments outstanding as converted at the end of the period that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.
(3)    Represents the number of escrow shares outstanding at the end of the period due to unsatisfied contingent issuance conditions and were determined to be anti-dilutive.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. The Company bases any accrual for losses on a variety of factors, including informal settlement discussions. As of March 31, 2026 and December 31, 2025, the aggregate amount accrued on our condensed consolidated balance sheet is approximately $2.1 million and represents management’s best estimate of probable losses. For matters for which no accrual has currently been made or for potential losses in excess of amounts accrued, the Company currently believes, based on management’s assessment, that any losses that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, it could have a material adverse effect on our business, financial condition and results of operations. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

On November 22, 2024, Starlight Strategies IV LLC (“Plaintiff”), an alleged successor in interest to a purported former holder of shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) filed a breach of contract action in Delaware Chancery Court. The complaint alleges that the Plaintiff’s predecessor received fewer shares of common stock upon conversion of its shares of Series A Preferred Stock than it was allegedly entitled to receive under the terms of the applicable certificate of designation. The Plaintiff is seeking unspecified contractual damages and equitable relief. The Company has filed its answer to the complaint and asserted counterclaims against the Plaintiff and third-party claims against certain entities affiliated with the Plaintiff. Also, on January 24, 2025, Kingstown 1740 Fund L.P. and Kingstown Capital Partners LLC (together, “Kingstown”) moved to intervene, seeking to file a complaint in intervention against Starlight. The court granted Kingstown leave to intervene. In connection with the intervention, the Company has agreed to pay Kingstown’s legal fees. In February 2026, the Court granted leave for the parties to file motions for summary judgment and pending the Motions, it removed deadlines for Expert reports and trial date. The Company and Kingstown filed its Motions in April and Plaintiff’s Motions will be filed in May 2026. The Company has not recorded an accrual related to this matter because a loss is not considered probable or reasonably estimable at this time.

In October 2023, the Civil Division of the U.S. Department of Justice issued a Civil Investigative Demand as part of an investigation into allegations that Lanteris submitted, or caused to be submitted, false claims to the federal government by failing to meet cybersecurity requirements in federal regulations and government contracts issued to Lanteris and made or used false records or statements material to these false claims. In late 2025, the Department of Justice presented its initial civil investigation review to Lanteris that it alleged constitute False Claims Act violations related to certain federal government contracts awarded to it. Lanteris is cooperating with the investigation. In connection with the Company’s acquisition of Lanteris, the Seller Parent, Vantor Holdings Inc., agreed to indemnify Intuitive Machines and its affiliates for the liability of Lanteris related to this investigation. At the request of the Department of Justice, a response and counter arguments to dispute the department’s assertions against Lanteris of False Claims Act violations will be made in the coming months.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. Our aggregate purchases under these commitments totaled approximately $26.1 million and $15.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had remaining purchase obligations under non-cancelable commitments with various vendors totaling $122.7 million of which approximately $47.1 million is due during the remaining of 2026, $73.1 million due in 2027, and the remaining $2.5 million due in 2028.

NOTE 19 - RELATED PARTY TRANSACTIONS
Intuitive Machines, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.

KBR, Inc.
KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries holds approximately 10% of the equity of Space Network Solutions, LLC (“SNS”), one of our operating subsidiaries. The Company recognized affiliate revenue from KBR related to engineering services of $0.4 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, there was $0.4 million and $0.3 million, respectively, of affiliate accounts receivable related to KBR revenue.

In addition, SNS incurred cost of revenue with KBR related to the OMES III contract of $5.4 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, there was $2.1 million and $1.6 million, respectively, of affiliate accounts payable related to cost of revenue with KBR. See Note 20 - Variable Interest Entities for more information on the OMES III contract with KBR.

Revenue and expenses related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.

ASES
The Company recognized revenue from ASES related to engineering services of $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. There was $0.2 million and $0.2 million of affiliate accounts receivable related to ASES revenue as of March 31, 2026 and December 31, 2025, respectively. ASES is a joint venture between Aerodyne and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a current member of management of Aerodyne Industries, LLC.

In addition, SNS incurred cost of revenue with Aerodyne related to the OMES III contract of $0.5 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, there was $0.3 million and $0.1 million, respectively, of affiliate accounts payable related to cost of revenue with Aerodyne. See Note 20 - Variable Interest Entities for more information on the OMES III contract.

Revenue and expenses related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC
The Company incurred expenses with X-energy, LLC (“X-energy”) of zero and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, there was no affiliate accounts payable related to X-energy expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.

IBX, LLC and PTX, LLC
From time to time, the Company may incur expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms. IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX/PTX. For the three months ended March 31, 2026 and 2025, the Company incurred no expenses. As of March 31, 2026 and December 31, 2025, there was zero and $26 thousand, respectively, of affiliate accounts payable related to IBX/PTX expenses.

NOTE 20 - VARIABLE INTEREST ENTITIES
The Company determines whether joint ventures in which it has invested meet the criteria of a variable interest entity or “VIE” at the start of each new venture and when a reconsideration event has occurred. A VIE is a legal entity that satisfies any of the following characteristics: (a) the legal entity does not have sufficient equity investment at risk; (b) the equity investors at risk as a group, lack the characteristics of a controlling financial interest; or ( the legal entity is structured with disproportionate voting rights.
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

Space Network Solutions was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded Space Network Solutions a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. As of March 31, 2026, SNS LLC had total assets of $11.6 million and total liabilities of $8.6 million. As of December 31, 2025, SNS LLC had total assets of $7.8 million and total liabilities of $5.5 million.

NOTE 21 - SEGMENT INFORMATION

The Company operates in one operating segment and one reportable segment underpinned by three core pillars (delivery services, data transmission services, and infrastructure as a service) that have similar capabilities, customers, and economic characteristics. The Company’s chief operating decision-maker (“CODM”) is our chief executive officer. Our CODM reviews and evaluates consolidated Net income (loss), a U.S. GAAP measure, and Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), a non-GAAP measure, and Total assets for purposes of evaluating financial performance, making operating decisions, allocating resources, and planning and forecasting for future periods. Although we utilize a non-GAAP measure of Adjusted EBITDA to evaluate our ability to generate cash and as an alternative measure of profitability, our primary profitability measure is the GAAP measure of Net income (loss).

All of the Company’s long-lived assets are maintained in the U.S. We geographically disaggregate our revenues based on the customer’s country of domicile and most of our revenues are derived from customers in the U.S. Refer to Note 2 for information regarding our major customers and Note 4 for further information on revenues.

The following presents the significant financial information with respect to the Company’s reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$186,730	$62,524
Less:
Cost of revenue (excluding depreciation and amortization)(1)	153,522	55,847
Depreciation and amortization	13,048	623
Research and development	5,589	911
General and administrative expense (excluding depreciation and amortization)(2)(3)	50,671	15,220
Operating loss	(36,100)	(10,077)
Interest income	1,431	1,419
Interest expense	(4,885)	(26)
Change in fair value of earn-out liabilities	—	(33,369)
Change in fair value of warrant liabilities	(9,422)	43,002
Change in fair value of contingent consideration liabilities	(521)	—
Other income, net	72	26
Income tax expense	(2)	—
Net income (loss)	$(49,427)	$975

(1)    Cost of revenue consists primarily of direct material and labor costs, launch costs, manufacturing overhead, freight expense, and other personnel-related expenses, which include employee compensation and benefits and stock-based compensation.
(2)    General and administrative expense includes sales and marketing expense primarily related to business development expenses such as, expenses such as, employee compensation and benefits, subcontract costs, marketing, and materials and supplies costs. Costs incurred for business development were $1.2 million and $0.5 million, for the three months ended March 31, 2026 and 2025, respectively.
(3)    Other general and administrative expense primarily includes all other employee compensation and benefits, stock-based compensation, facilities costs, professional services, software licenses, and other administrative costs.
NOTE 22 - SUBSEQUENT EVENTS
On May 14, 2026, the Company entered into a Share Purchase Agreement (the “SPA”) with Goonhilly Holdings Limited (“Seller”), pursuant to which we agreed to acquire all of the issued and outstanding shares of Goonhilly Earth Station Limited (“Goonhilly Earth Station”), a ground station and satellite communications company incorporated in England and Wales (the “UK Acquisition”). The Company is a party to the SPA solely with respect to certain obligations relating to the issuance, transfer, lock-up and registration of shares of its Class A Class A Common Stock, and related securities-law matters.

The SPA is part of the contemplated acquisition of the Goonhilly group’s UK and U.S. operations. The SPA governs the UK Acquisition and also requires Seller to procure Goonhilly Holdings USA Inc. (“GHUI”) to enter into a separate Membership Interest Purchase Agreement (the “MIPA” or “U.S. Agreement”) with Buyer for the acquisition of Goonhilly Inc. (the “U.S. Target”), which is to be converted into a Delaware limited liability company (“Goonhilly LLC”). The U.S. Agreement is a Transaction Document under the SPA, and certain SPA conditions relate to the U.S. operations, including FCC approval, completion of the U.S. reorganization and specified U.S. property, tax, employee-benefit and environmental matters. The MIPA has not been executed as of the date of this Quarterly Report.

The aggregate consideration for the UK Acquisition (the “UK Consideration”) is £37,000,000, split equally between stock and cash. The stock portion consists of: 960,649 shares of Class A Common Stock (the “Consideration Shares”) using the volume weighted average price of the Common Stock for the twenty consecutive trading day period ending May 8, 2026, to be issued by the Company to Buyer in exchange for units of Buyer and immediately transferred by Buyer to Seller at Completion in an offshore transaction to a non-U.S. person pursuant to Regulation S under the Securities Act of 1933, as amended, In addition, the cash consideration includes a cash escrow deposit of £592,621.50. The UK Consideration is subject to post-closing adjustment for working capital, cash, debt, intra-company debt and, to the extent applicable, business-interruption insurance proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 which was filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements“ and Part II. Item 1A. “Risk Factors” included in this Quarterly Report and in the section titled Part I. Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K filed with the SEC on March 19, 2026, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
Recent Developments
Purchase Agreement - Lanteris Space Systems
On January 13, 2026, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Lanteris Space Holdings LLC (“Lanteris”), pursuant to a Membership Interest Purchase Agreement with Vantor Holdings Inc. Formerly Maxar Space Systems, Lanteris is a spacecraft manufacturer serving national security, commercial and civil customers. In alignment with our vision, we believe the acquisition of Lanteris positions us as a vertically integrated, next generation space prime that can design, manufacture, deliver, and operate missions from earth orbit to the Moon, Mars, and beyond. See Note 3 - Acquisitions for additional information on the Lanteris acquisition.

Stifel Loan Agreement
On January 12, 2026, the Company and Stifel Bank entered into a waiver, in respect to the loan agreement, pursuant to which Stifel Bank consented to the acquisition of Lanteris (as discussed above and in Note 3 - Acquisitions) and halted any borrowing and covenant obligations by the Company under the revolving credit facility. See Note 10 - Debt for additional information on this loan and security agreement.

Securities Purchase Agreement
On February 27, 2026, the Company completed the issuance and sale to certain institutional investors or their affiliates (collectively, the “Investors”) of 11,574,069 shares of Class A Common Stock at a price of $15.12 per share for an aggregate purchase price of $175.0 million pursuant to the terms of a definitive purchase agreement (the “Securities Purchase Agreement”), and incurred related transaction costs of $7.5 million.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the sections titled Part I., Item 1A. “Risk Factors” in the 2025 Annual Report on Form 10-K, and Part II., Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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

We continue to monitor economic conditions and the impact of macroeconomic pressures, including repercussions from elevated interest rates, sustained inflation and recession fears, supply chain disruptions, monetary and fiscal policy measures including future actions or inactions of the United States government related to the “debt-ceiling”, heightened geopolitical tensions and armed conflicts (such as the ongoing wars in Ukraine, Israel and Iran), the current budgetary and deficit funding environment, future government shutdowns, and the political and regulatory environment (including changes as a result of policy shifts implemented by the current administration) on our business, customers, suppliers and other third parties. While rising costs and other inflationary pressures have not had a material impact on our business to date, we are monitoring the situation and assessing its impact on our business, including to our partners and customers.

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

Any future U.S. government shutdown may cause our business, program performance and results of operations to be impacted by the disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop work orders, delay in contract awards, new program starts, payments for work performed from U.S. government entities, and other actions. We may also experience similar impacts in the event of a series of short-term continuing resolutions rather than full-year fiscal year appropriations. Generally, the significance of these impacts will primarily be based on the length of the shutdown and timing of passage of a new continuing resolutions or a full budget.
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

Our ability to expand spaceflight mission operations
Our success will partially depend on our ability to expand our lunar mission operations and win government contracts in 2026 and beyond. We completed the first mission in February 2024 and completed our second mission in March 2025. With binding agreements for additional launches as of March 31, 2026, we have $1.1 billion in contracted backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue backlog.
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
Components of Results of Operations
Revenues
We perform work under contracts that broadly consist of fixed-price, cost-reimbursable, time-and-materials or a combination of the three. Pricing for all customers is based on specific negotiations with each customer. For a description of our revenue recognition policies, see the section titled “Critical Accounting Policies and Estimates.”

The Company’s revenue is primarily generated from fixed-price, long-term construction contracts to develop satellite systems and long-term service contracts for the delivery of payloads to the lunar surface. In order to satisfy these contracts, we undertake the engineering for the research, design, development, manufacturing, integration and sustainment of advanced technology space systems. The integration of these technologies and systems lead to an organic and integrated capability to provide lunar access on a commercial services basis. Revenue is measured based on the amount of consideration specified in a contract with the customer.

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
Cost of revenues (excluding depreciation and amortization)
Cost of revenues (excluding depreciation and amortization) consists primarily of direct material and labor costs, subcontract costs, launch services, manufacturing overhead, freight expense, and other personnel-related expenses, which include salaries, bonuses, benefits and stock-based compensation expense. We expect our cost of revenue to increase in absolute dollars in future periods as we sell more products and services. As we grow into our current capacity and execute on cost-optimization initiatives, we expect our cost of revenue as a percentage of revenue to decrease over time.
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

Research and development
Research and development (“R&D”) represents costs incurred for the Company’s continued enhancements of our landers, lunar data network, other space systems, and also for the development and innovation of our proprietary technology platforms. R&D costs primarily include engineering personnel salaries and benefits, subcontractor costs, materials and supplies, and other related expenses.
General and administrative expense (excluding depreciation and amortization)
Selling, general and administrative expense (excluding depreciation and amortization) consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, professional services, insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We expect to invest in our corporate organization and incur additional expenses associated with growing and operating as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs.
Interest income
Interest income consists of interest income earned on cash and cash equivalent balances held by us in interest-bearing demand deposit accounts, money market funds, and certificates of deposit.
Interest expense
Interest expense is primarily incurred on the Convertible Notes as discussed in Note 10 - Debt, in addition to interest expense on our finance leases.

Change in fair value of earn-out liabilities

Earn Out Units are classified as liabilities transactions at initial issuance which were offset against paid-in capital as of the closing of the Business Combination. At each period end, the Earn Out Units are remeasured to their fair value with the changes during that period recognized in other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Triggering Event is met, the related Earn Out Units will be remeasured to fair value at that time with the changes recognized in other income (expense), and such Earn Out Units will be reclassed to stockholders’ equity (deficit) on the consolidated balance sheet. See Note 16 of the condensed consolidated financial statements for additional information on the earn-out liabilities.

Change in fair value of warrant liabilities

In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion, the Company has issued warrants which are classified as liabilities on our balance sheet. At each period end, the warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our condensed consolidated statement of operations. As of March 31, 2026, only the Bridge Loan Conversion warrants remain outstanding. See Notes 13 and 16 of the condensed consolidated financial statements for additional information on the warrant liabilities.

Change in fair value of contingent consideration liabilities
In connection with the acquisition of KinetX, the purchase price included a contingent consideration if certain future events or conditions are met and required the Company to holdback a number of shares of Class A Common Stock in escrow. The holdback was accounted for as contingent consideration and recorded as a liability based on its estimated fair value as of the acquisition date. We remeasure the contingent consideration at fair value each period with changes in fair value recorded in other income (expense) on our condensed consolidated statement of operations. See Notes 3 and 16 of the condensed consolidated financial statements for additional information on the contingent consideration liabilities.

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

Net income (loss) attributable to redeemable noncontrolling interest

Redeemable noncontrolling interest represents the portion of Intuitive Machines, LLC that the Company controls and consolidates but does not own. The noncontrolling interest was created as a result of the Business Combination and represented the common units issued by Intuitive Machines, LLC to the prior investors. The Company allocates net income or loss attributable to the noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss attributable to noncontrolling interests is reflected in the condensed consolidated statement of operations. As of March 31, 2026, the financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. and resulted in the allocation of approximately 26.3% of Intuitive Machines, LLC’s net loss to noncontrolling interest.

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
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

	Three Months Ended March 31,		$ Change
(in thousands)	2026	2025
Revenues:
Product revenue	$141,554	$—	$141,554
Service revenue	42,076	62,524	(20,448)
Grant revenue	3,100	—	3,100
Total revenues	186,730	62,524	124,206
Operating expenses:
Cost of product revenue (excluding depreciation and amortization)	113,913	—	113,913
Cost of service revenue (excluding depreciation and amortization)	33,660	48,925	(15,265)
Cost of grant revenue (excluding depreciation and amortization)	3,101	—	3,101
Cost of service revenue (excluding depreciation and amortization) - affiliated companies	5,949	6,922	(973)
Depreciation and amortization	13,048	623	12,425
Research and development	5,589	911	4,678
General and administrative expense (excluding depreciation and amortization)	50,671	15,220	35,451
Total operating expenses	225,931	72,601	153,330
Operating loss	(39,201)	(10,077)	(29,124)
Other income (expense), net:
Interest income	1,431	1,419	12
Interest expense	(4,885)	(26)	(4,859)
Change in fair value of earn-out liabilities	—	(33,369)	33,369
Change in fair value of warrant liabilities	(9,422)	43,002	(52,424)
Change in fair value of contingent consideration liabilities	(521)	—	(521)
Other income, net	72	26	46
Total other income (expense), net	(13,325)	11,052	(24,377)
Income (loss) before income taxes	(52,526)	975	(53,501)
Income tax expense	(2)	—	(2)
Net income (loss)	(52,528)	975	(53,503)
Net income (loss) attributable to redeemable noncontrolling interest	(15,484)	11,909	(27,393)
Net income attributable to noncontrolling interest	343	462	(119)
Net loss attributable to the Company	(37,387)	(11,396)	(25,991)
Less: Preferred dividends	(162)	(147)	(15)
Net loss attributable to Class A common shareholders	$(37,549)	$(11,543)	$(26,006)

Product and services revenues
The following provides a summary of the significant contracts and estimated mission launch dates for each lunar payload mission impacting our results of operations:

•The initial NASA payload contract for the IM-3 mission was awarded in November 2021 with an initial targeted mission launch date no later than June 2024. Total IM-3 mission estimated revenue under fixed-priced contracts is $91.3 million (excluding constrained revenue of $9.7 million) as of March 31, 2026. The IM-3 mission timeline runs through March 2027.

•The initial NASA payload contract for the IM-4 mission was awarded in August 2024 with an initial targeted mission launch date no later than August 2028, although we expect the mission launch to occur during the second half of 2027. Total IM-4 mission estimated revenue under fixed-priced contracts is $124.5 million (excluding constrained revenue of $16.2 million) as of March 31, 2026.

•The initial NASA payload contract for the IM-5 mission was awarded in March 2026 with an initial targeted mission launch of mid-year 2030. Total IM-5 mission estimated revenue under fixed-priced contracts is $161.4 million (excluding constrained revenue of $18.3 million) as of March 31, 2026.

Comparison of three months ended March 31, 2026 and 2025
Total revenue increased by $124.2 million for the three months ended March 31, 2026 compared to the same period in 2025, mostly related to our recent acquisition of Lanteris in January 2026 which contributed $141.6 million driven by revenues from several government contracts, notably the Tracking Layer program for $39.5 million, Power & Propulsion Element for $30.6 million, a government defense contract for $7.7 million, commercial satellite contracts related to EchoStar for $23.7 million, a proprietary commercial contract for $23.4 million, and SiriusXM for $11.8 million.

For the three months ended March 31, 2026 compared to the same period in 2025, the revenues on the CLPS mission contracts decreased by $12.7 million, mostly due to the IM-2 mission completion in March of 2025 which contributed $12.7 million in revenues during the first quarter of 2025. Revenue from the IM-3 mission decreased by $3.6 million due to launch delay, while revenue from the IM-4 mission increased by $3.6 million as activity ramps up for the next mission to follow IM-3.

Revenue on the OMES III contract decreased by $5.5 million due to NASA’s cancellation of the OSAM task orders, and the LTV contract decreased by $6.9 million due to completion in the second quarter of 2025. Various other engineering services contributed a net increase in revenue of $0.6 million.
Cost of revenue (excluding depreciation and amortization)

Comparison of three months ended March 31, 2026 and 2025
Total cost of revenue increased by $100.8 million, for the three months ended March 31, 2026 compared to the same period in 2025, mostly related to our acquisition of Lanteris in January 2026 which incurred costs of $113.9 million driven by product costs from several government contracts, notably the Tracking Layer program for $32.2 million, NASA Power & Propulsion Element for $27.2 million, and a government defense contract for $6.2 million, and commercial satellite contracts related to EchoStar for $20.1 million, a proprietary commercial contract for $19.7 million, and SiriusXM for $9.6 million.

For the three months ended March 31, 2026 compared to the same period in 2025, the cost of revenues on the CLPS mission contracts decreased by $4.7 million. The cost of revenue on IM-2 mission decreased by approximately $8.7 million as the mission was completed in March 2025, partially offset by the IM-4 mission increase of $4.0 million as activity ramps up. The cost of revenue for the IM-3 mission was flat for the same comparative periods. As of March 31, 2026, the IM-3 and IM-4 contracts are in a loss position. For the three months ended March 31, 2026 compared to the same period in 2025, the accrued contract loss for IM-3 increased by approximately $2.5 million due to increase in estimate at completion and the accrued contract loss for IM-4 was relatively flat.

Cost of revenue decreased on the OMES III contract by $5.4 million due to NASA’s cancellation of the OSAM project and the LTV contract by $7.6 million as the contract was completed in the second quarter of 2025, offset by cost of revenue increases on various engineering services of $4.9 million,

Research and development
Research and development increased by $4.7 million for the three months ended March 31, 2026 compared to the same period in 2025 as the Company invests in initiatives to expand our product and service capabilities.

General and administrative expense (excluding depreciation and amortization)
General and administrative expense (excluding depreciation and amortization) (“G&A”) increased by $35.5 million for the three months ended March 31, 2026 compared to the same period in 2025. These increases primarily reflect the Company’s investment in its workforce to support our operations and business infrastructure, business development, and information technology to optimize corporate and operational processes and systems, and research and development initiatives to expand our product and service capabilities. Additionally, the increase was driven by the Company’s acquisition of Lanteris on January 13, 2026. These increases are summarized below.

The $35.5 million increase for the three months ended March 31, 2026 compared to the same periods in 2025 was driven by higher employee compensation and benefits expense of $18.3 million and non-cash share-based compensation expense of $6.0 million, and professional services of $13.8 million driven by accounting and legal fees, partially offset by various decreases $2.7 million.

Other income (expense), net
Total other income (expense), net unfavorable change of $24.4 million for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to the unfavorable changes in the fair value of warrant liabilities of $52.4 million and contingent consideration liabilities of $0.5 million, interest expense mostly related to the Convertible Notes of $4.9 million partially offset by the favorable change in the fair value of earn out liabilities as the earn out units fully vested during the first quarter of 2025.
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
The following table presents our backlog as of the periods indicated:

(in thousands)	March 31, 2026	December 31, 2025
Backlog	$1,055,434	$213,070
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of March 31, 2026, we expect to recognize approximately 60%-65% of our backlog over the remainder of 2026, approximately 25-30% over the subsequent twelve months of 2027 and the remaining thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog increased by $842.4 million as of March 31, 2026 compared to December 31, 2025, which includes $612.8 million of acquired backlog associated with the Lanteris acquisition in January 2026, new awards of $428.9 million primarily associated with the IM-5 mission, a government defense contract, and various other contracts, partially offset by continued performance on existing contracts of $186.7 million.
As of March 31, 2026, our backlog of $1.1 billion exceeded our remaining performance obligations of $792.3 million as reported in Note 4 - Revenue to our condensed consolidated financial statements. The difference of $263.1 million was primarily related to $44.3 million of variable consideration associated with constrained revenue and $65.9 million in backlog related to the funded value of the OMES III contract, the NSN contract, and various other contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations.
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

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$(52,528)	$975
Adjusted to exclude the following:
Taxes	2	—
Depreciation and amortization	13,048	623
Interest income	(1,431)	(1,419)
Interest expense	4,885	26
Transaction and integration costs related to acquisitions	19,978	—
Share-based compensation expense	8,842	2,844
Change in fair value of earn-out liabilities	—	33,369
Change in fair value of warrant liabilities	9,422	(43,002)
Change in fair value of contingent consideration liabilities	521	—
Other income, net	(72)	(26)
Adjusted EBITDA	$2,667	$(6,610)
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to free cash flow:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$(54,768)	$19,419
Purchases of property and equipment	(9,876)	(6,122)
Free cash flow	$(64,644)	$13,297

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

As of March 31, 2026, we had cash and cash equivalents of $231.6 million and working capital of $89.8 million. The Company invests excess cash in highly-liquid, low risk interest-bearing demand deposit accounts, money market funds, and certificates of deposits, all of which are with major financial institutions.
Lanteris Acquisition
On January 13, 2026, the Company completed the acquisition of the 100% of the issued and outstanding membership interests of Lanteris Space Holdings LLC (“Lanteris”), formerly Maxar Space Systems, a spacecraft manufacturer, from Advent International LLC. The aggregate consideration for the acquisition is $851.0 million , consisting of $403.3 million in cash plus $43.7 million of transaction bonuses deemed to be part of consideration and the issuance of 22,991,028 shares of the Company’s Class A Common Stock valued at $404.0 million, based on the acquisition date closing stock price of $17.57. The Company funded the cash consideration using cash on hand. See Note 3 - Acquisitions for more information on the acquisition of Lanteris.

Orbital Receivables Purchase Facility
In connection with the Lanteris acquisition, the Company entered into a Waiver, Consent, Amendment and Assignment Agreement with ING Belgium NV/SA (“ING”) and certain affiliates of Lanteris, pursuant to which the Company became a guarantor under the Amended and Restated Receivables Purchase Agreement (the “Orbital Receivables Purchase Facility”). Under the facility, through December 1, 2026, ING may purchase certain orbital payment receivables of Lanteris on a discretionary, transaction-by-transaction basis, up to an aggregate maximum of $250.0 million. If a customer prepays a receivable that has been purchased by ING, Lanteris is required to make a contractual make-whole payment based on a net present value formula. The Company expects the Orbital Receivables Purchase Facility to continue to support Lanteris’ working capital and liquidity needs. For further discussion on the orbital receivables, refer to Note 5 - Trade and Other Receivables, net.
Securities Purchase Agreement
On February 27, 2026, the Company completed the issuance and sale to the Investors of 11,574,069 shares of the Company’s Class A Common Stock at a price of of $15.12 per share for an aggregate purchase price of $175.0 million pursuant to the terms of a definitive securities purchase agreement (the “Securities Purchase Agreement”), and incurred related transaction costs of $7.5 million. Refer to Note 12 for additional information on this issuance.

Management believes that the cash and cash equivalents as of March 31, 2026 and the liquidity provided from the proceeds of the issuance of securities pursuant to the Securities Purchase Agreement and the issuance of the Convertible Notes (defined in Note 10 - Debt), will be sufficient to fund the short-term liquidity needs and the execution of the business plan through at least the twelve-month period from the date the financial statements are issued.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$(54,768)	$19,419
Net cash used in investing activities	$(454,655)	$(6,122)
Net cash provided by financing activities	$167,449	$152,349

Cash Flows for the three months ended March 31, 2026 and 2025
Operating Activities
During the three months ended March 31, 2026, our operating activities used $54.8 million of net cash as compared to $19.4 million of net cash provided during the three months ended March 31, 2025. Changes in operating assets and liabilities, which consist primarily of working capital balances for our projects may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities. In addition, the changes in operating activities were impacted by the recent acquisition of Lanteris in January 2026.
Investing Activities
During the three months ended March 31, 2026, investing activities used $454.7 million of net cash as compared to $6.1 million of net cash used during the three months ended March 31, 2025. The $448.6 million increase in investing activities was driven primarily by the business acquisition of Lanteris in January 2026 for approximately $444.8 million, net of cash received and $3.8 million capital expenditures associated primarily with the fabrication and development of commercial communications satellites and navigation network, and capital expenditures related to our expansion to a new leased facility at Houston Spaceport to support the growth of our operations.
Financing Activities
During the three months ended March 31, 2026, financing activities provided $167.4 million of net cash as compared to $152.3 million of net cash provided during the three months ended March 31, 2025.

During 2026, our financing activities primarily included $167.5 million in net proceeds from the issuance of securities under the Securities Purchase Agreement, as further described in Note 12 in our condensed consolidated financial statements. During 2025, our financing activities primarily included $176.6 million in proceeds from the exercise of warrants, slightly offset by $20.7 million for share repurchase, and $3.5 million in net activity related to our share-based awards.

Contractual Obligations and Commitments
The following table presents our significant contractual obligations and commitments as of March 31, 2026 (in thousands):

		Payments Due
	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Operating lease obligations(1)	$144,588	$22,825	$21,071	$18,088	$17,766	$3,941	$60,897
Finance lease obligations(1)	61	32	21	8	—	—	—
Purchase commitments(2)	122,739	47,163	73,067	2,509	—	—	—
Total	$267,388	$70,020	$94,159	$20,605	$17,766	$3,941	$60,897

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

Tax Receivable Agreement
See Note 11 of the condensed consolidated financial statements for information regarding our tax receivable agreement.
Debt
For disclosures regarding the Convertible Notes and Stifel Loan Agreement, refer to Note 10 - Debt in the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. Significant accounting policies employed by us, including the use of estimates, are presented in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report and our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 contained in our Annual Report on Form 10-K, filed with the SEC on March 19, 2026.

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
Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Our revenue is primarily generated from long-term construction contracts and the progress on long-term lunar mission contracts and engineering services for the research, design, development, and manufacturing of advancement technology aerospace system.
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
For most of our business, where performance obligations are satisfied due to the continuous transfer of control to the customer, revenue is recognized over time. Where the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, those contracts are accounted for as single performance obligations. We recognize revenue generally using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. This method is deemed appropriate in measuring performance towards completion because it directly measures the value of the goods and services transferred to the customer. For services contracts, cost estimates at completion generally include direct labor, direct materials and subcontract costs. For satellite construction contracts (products), cost estimates at completion also include certain overhead allocations which may include facilities, information technology, insurance and various other costs. Billing timetables and payment terms on our contracts vary based on a few factors, including the contract type. Typical payment terms under fixed-price contracts provide that the customer pays either performance-based payment based on the achievement of contract milestones or progress payments based on a percentage of costs we incur.

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

Satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price is contingent upon in-orbit performance of the satellite. These performance incentives are structured in two forms. As a warranty payback, the customer pays the entire amount of the performance incentive during the period of the satellite construction and such incentives are subject to refund if satellite performance does not achieve certain predefined operating specifications. As an orbital receivable, the customer makes payment of performance incentives over the estimated in-orbit life of the satellite. Performance incentives, whether warranty payback or orbital receivables, are included in revenue during the construction period to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Amounts attributable to the financing element of post-launch payments are recorded as revenue over the incentive period. A portion of performance incentives may be allocated to services in the post-launch period if a separate performance obligation for such services has been determined to exist within the contract. In addition to the in-orbit performance incentives, satellite construction contracts may include liquidated damages clauses. Liquidated damages can be incurred on programs as a result of delays due to slippage or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses related to liquidated damages result in a reduction of revenue recognized and are recorded in the period in which, based on available facts and circumstances, management believes it is probable that liquidated damages will be incurred and enforced.

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

When determining the fair value of the assets and liabilities of an acquired business, we make judgments and estimates using all available information to us including, but not limited to, quoted market prices, carrying values, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position and discount rates. We engage third-party appraisal firms when appropriate to assist in the fair value determination of intangible assets. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. Our purchase price allocation related to the acquisition of KinetX is discussed in Note 3 - Acquisitions in the accompanying condensed consolidated financial statements.

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
In connection with the recent acquisitions of KinetX in October 2025 and Lanteris in January 2026, the Company initially recognized goodwill and intangible assets in our condensed consolidated financial statements. The Company evaluated these goodwill and intangible assets for impairment as of March 31, 2026 and did not recognize any impairment changes, and will continue to evaluate them annually and during interim periods in which events or circumstances arise that indicate possible impairment. See Note 3 - Acquisitions and Note 8 - Goodwill and Intangible Assets, net for more information on our goodwill and intangible assets recognized in connection with the acquisitions of KinetX and Lanteris.

Emerging Growth Company
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, foreign currency exchange rates, and inflation.

Interest Rate Risk
We had cash and cash equivalents and restricted cash totaling approximately $243.4 million as of March 31, 2026. Our cash and cash equivalents consist of highly liquid interest bearing overnight sweep and demand deposit accounts, and are held for purposes of working capital and strategic business investments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk. As of March 31, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our unaudited condensed consolidated financial statements.

In August 2025, we issued $345.0 million aggregate principal amount of 2.500% Convertible Notes (as defined in Note 10 - Debt in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report) and the full amount was outstanding as of March 31, 2026. We carry the Convertible Notes at face value less the unamortized debt discount and issuance costs on our condensed consolidated balance sheets. The Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the Convertible Notes. The fair value of the Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars and we have not had material foreign currency risk nor recognized foreign exchange gains or losses to date. We believe our exposure to foreign currency fluctuation from operating expenses is immaterial as the related costs do not constitute a significant portion of our total expenses. As such, we currently do not engage in forward contracts or other derivatives in foreign currencies to limit our exposure on non-U.S. dollar transactions. As we grow operations, our exposure to foreign currency risk may become more significant, and we will consider methods to limit our exposure on non-U.S. dollar transactions.

Impact of Inflation
Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect if inflation rates continue to rise. Significant adverse changes in inflation and costs in the future could result in material losses.
Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives.

On January 13, 2026, we completed the Lanteris acquisition. Prior to the acquisition, Lanteris was a privately held company and was not subject to the rules and regulations of the SEC. We are currently in the process of integrating Lanteris into our operations and internal control environment.

Other than our integration of Lanteris, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us. The information required with respect to this item is disclosed under Note 18 - Commitments and Contingencies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and is incorporated by reference to this Item 1.
Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2025 Annual Report on Form 10-K. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as reported in Item 3.02 of our Current Reports on Form 8-K filed with the SEC on January 13, 2026 and February
25, 2026 which are incorporated by reference into this Quarterly Report on Form 10-Q, there were no sales of unregistered securities during the three months ended March 31, 2026.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of
Regulation S-K.

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

Intuitive Machines, Inc.

Date:	May 14, 2026	By:	/s/ Peter McGrath
Peter McGrath
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

Date:	May 14, 2026	By:	/s/ Steven Vontur
Steven Vontur
Chief Accounting Officer and Controller
(Principal Accounting Officer)