Form 10-Q
period 2026-06-30
Intuitive Machines, Inc.
filed 2026-08-13
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 6, 2026, the Registrant had 173,231,343 shares of Class A common stock, $0.0001 par value per share, 0 shares of Class B common stock, $0.0001 par value per share, and 55,692,725 shares of Class C common stock, $0.0001 par value per share, outstanding.

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
•the sufficiency and anticipated use of our existing capital resources to fund our future operating expenses and capital expenditure requirements and needs for additional financing in light of our recent acquisitions; and
•other factors detailed under the section titled Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), the section titled Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Part I – Financial Information
Item 1. Financial Statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets
Cash and cash equivalents	$367,354	$582,606
Restricted cash	11,668	2,733
Trade and other receivables, net of allowance for credit losses of $3,652 and $3,295, respectively	119,670	12,193
Contract assets	50,992	12,236
Inventory, net	59,941	—
Advances to suppliers	32,558	3,353
Prepaid and other current assets	20,637	5,693
Total current assets	662,820	618,814
Orbital receivables, non-current	209,833	—
Property and equipment, net	264,626	68,550
Intangible assets, net	297,069	12,968
Goodwill	379,216	18,697
Operating lease right-of-use assets	72,704	36,755
Finance lease right-of-use assets	78	94
Other assets	935	1,276
Total assets	$1,887,281	$757,154
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$64,603	$22,199
Accounts payable - affiliated companies	2,870	1,723
Contract liabilities, current	215,518	57,368
Operating lease liabilities, current	25,104	10,466
Finance lease liabilities, current	27	48
Other current liabilities	91,709	33,028
Total current liabilities	399,831	124,832
Long-term debt, net	336,352	335,335
Contract liabilities, non-current	4,065	6,341
Pension and other postretirement benefits	48,739	—
Operating lease liabilities, non-current	68,298	26,290
Finance lease liabilities, non-current	19	20
Warrant liabilities	81,438	60,394
Other non-current liabilities	37,023	240
Total liabilities	975,765	553,452
Commitments and contingencies (Note 18)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 5,000 shares issued and outstanding	6,945	6,613
Redeemable noncontrolling interests	1,194,653	951,536
SHAREHOLDERS’ DEFICIT
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 171,720,829 and 123,472,960 shares issued, and 169,529,749 and 121,281,880 outstanding	17	12
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 55,851,004 and 58,628,185 shares issued and outstanding	6	6
Treasury stock, at cost, 2,191,080 shares	(33,525)	(33,525)
Paid-in capital	—	—
Accumulated deficit	(257,147)	(721,457)
Total shareholders’ deficit attributable to the Company	(290,649)	(754,964)
Noncontrolling interests	567	517
Total shareholders’ deficit	(290,082)	(754,447)
Total liabilities, mezzanine equity and shareholders’ deficit	$1,887,281	$757,154
The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product revenue	$166,735	$—	$308,289	$—
Service revenue	36,677	50,313	78,753	112,837
Grant revenue	2,756	—	5,856	—
Total revenues	206,168	50,313	392,898	112,837
Operating expenses:
Cost of product revenue (excluding depreciation and amortization)	119,328	—	233,241	—
Cost of service revenue (excluding depreciation and amortization)	41,126	56,047	74,786	104,972
Cost of grant revenue (excluding depreciation and amortization)	2,760	—	5,861	—
Cost of service revenue (excluding depreciation and amortization) - affiliated companies	7,088	6,109	13,037	13,031
Total cost of revenues	170,302	62,156	326,925	118,003
Depreciation and amortization	14,927	752	27,975	1,375
Research and development	7,729	461	13,318	1,372
General and administrative expense (excluding depreciation and amortization)	60,346	15,584	111,017	30,804
Total operating expenses	253,304	78,953	479,235	151,554
Operating loss	(47,136)	(28,640)	(86,337)	(38,717)
Other income (expense), net:
Interest income	1,476	3,500	2,907	4,919
Interest expense	(4,483)	(72)	(9,368)	(97)
Change in fair value of earn-out liabilities	—	—	—	(33,369)
Change in fair value of warrant liabilities	(11,622)	(13,033)	(21,044)	29,969
Change in fair value of contingent consideration liabilities	(890)	—	(1,411)	—
Other income (expense), net	(178)	39	(106)	65
Total other income (expense), net	(15,697)	(9,566)	(29,022)	1,486
Loss before income taxes	(62,833)	(38,206)	(115,359)	(37,231)
Income tax expense	(8)	—	(10)	—
Net loss	(62,841)	(38,206)	(115,369)	(37,231)
Net loss attributable to redeemable noncontrolling interest	(16,781)	(13,408)	(32,265)	(1,499)
Net income attributable to noncontrolling interest	385	383	728	845
Net loss attributable to the Company	(46,445)	(25,181)	(83,832)	(36,577)
Less: Preferred dividends	(167)	(151)	(329)	(298)
Net loss attributable to Class A common shareholders	$(46,612)	$(25,332)	$(84,161)	$(36,875)

Net loss per share
Net loss per share of Class A common stock - basic and diluted	$(0.29)	$(0.22)	$(0.54)	$(0.33)
Weighted-average common shares outstanding
Weighted average shares outstanding - basic and diluted	162,172,470	117,434,775	155,064,726	112,286,945

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Equity
(In thousands except per share data)
(Unaudited)

Three Months Ended June 30, 2026
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, March 31, 2026	5,000	$6,776	$1,057,816
Cumulative preferred dividends	—	167	—
Accretion of preferred stock discount	—	2	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	153,618
Net loss attributable to redeemable noncontrolling interests	—	—	(16,781)
Balance, June 30, 2026	5,000	$6,945	$1,194,653

Six Months Ended June 30, 2026
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2025	5,000	$6,613	$951,536
Cumulative preferred dividends	—	329	—
Accretion of preferred stock discount	—	3	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	275,382
Net loss attributable to redeemable noncontrolling interests	—	—	(32,265)
Balance, June 30, 2026	5,000	$6,945	$1,194,653

Three Months Ended June 30, 2025
	Series A Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount
Balance, March 31, 2025	5,000	$6,139	$456,698
Cumulative preferred dividends	—	151	—
Accretion of preferred stock discount	—	1	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	220,435
Net loss attributable to redeemable noncontrolling interests	—	—	(13,408)
Balance, June 30, 2025	5,000	$6,291	$663,725

Six Months Ended June 30, 2025
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2024	5,000	$5,990	$1,005,965
Cumulative preferred dividends	—	298	—
Accretion of preferred stock discount	—	3	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(340,741)
Net income attributable to redeemable noncontrolling interests	—	—	(1,499)
Balance, June 30, 2025	5,000	$6,291	$663,725

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Deficit
(In thousands except per share data)
(Unaudited)

Three Months Ended June 30, 2026
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2026	162,010,801	$16	56,994,367	$6	$(33,525)	$—	$(300,794)	$(334,297)	$860	$(333,437)
Share-based compensation expense	—	—	—	—	—	10,491	—	10,491	—	10,491
Cumulative preferred dividends	—	—	—	—	—	(167)	—	(167)	—	(167)
Accretion of preferred stock discount	—	—	—	—	—	(2)	—	(2)	—	(2)
Acquisition of Lanteris and related adjustments (Notes 3)	—	—	—	—	—	7	—	7	—	7
Class A common stock issued related to contingency consideration release (Note 3)	254	—	—	—	—	—	—	—	—	—
Class A common stock issued related to the ATM Program (Note 12)	8,259,379	1	—	—	—	234,613	—	234,614	—	234,614
Class A common stock issued for stock options exercised	82,149	—	—	—	—	(1,232)	—	(1,232)	—	(1,232)
Class A common stock issued related to RSU and RSS awards	224,883	—	—	—	—	—	—	—	—	—
Class A common stock issued for Class C shares canceled	1,143,363	—	(1,143,363)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(678)	(678)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(243,710)	90,092	(153,618)	—	(153,618)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	385	385
Net loss attributable to the Company	—	—	—	—	—	—	(46,445)	(46,445)	—	(46,445)
Balance, June 30, 2026	171,720,829	$17	55,851,004	$6	$(33,525)	$—	$(257,147)	$(290,649)	$567	$(290,082)

Six Months Ended June 30, 2026
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	123,472,960	$12	58,628,185	$6	$(33,525)	$—	$(721,457)	$(754,964)	$517	$(754,447)
Share-based compensation expense	—	—	—	—	—	19,333	—	19,333	—	19,333
Cumulative preferred dividends	—	—	—	—	—	(329)	—	(329)	—	(329)
Accretion of preferred stock discount	—	—	—	—	—	(3)	—	(3)	—	(3)
Acquisition of Lanteris and related adjustments (Notes 3)	22,991,028	2	—	—	—	403,694	—	403,696	—	403,696
Class A common stock issued related to contingency consideration release (Note 3)	13,590	—	—	—	—	—	—	—	—	—
Class A common stock issued related to the ATM Program (Note 12)	8,259,379	1	—	—	—	234,613	—	234,614	—	234,614
Class A common stock issued related to Securities Purchase Agreement (Note 12)	11,574,069	1	—	—	—	167,449	—	167,450	—	167,450
Class A common stock issued for stock options exercised	82,149	—	—	—	—	(1,232)	—	(1,232)	—	(1,232)
Class A common stock issued related to RSU and RSS awards	2,550,473	1	—	—	—	(1)	—	—	—	—
Class A common stock issued for Class B canceled	—	—	—	—	—	—	—	—	—	—
Class A common stock issued for Class C shares canceled	2,777,181	—	(2,777,181)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(678)	(678)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(823,524)	548,142	(275,382)	—	(275,382)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	728	728
Net loss attributable to the Company	—	—	—	—	—	—	(83,832)	(83,832)	—	(83,832)
Balance, June 30, 2026	171,720,829	$17	55,851,004	$6	$(33,525)	$—	$(257,147)	$(290,649)	$567	$(290,082)

Three Months Ended June 30, 2025
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	119,329,328	$12	61,301,804	$6	$(33,525)	$—	$(103,406)	$(136,913)	$1,690	$(135,223)
Share-based compensation expense	—	—	—	—	—	2,520	—	2,520	—	2,520
Cumulative preferred dividends	—	—	—	—	—	(151)	—	(151)	—	(151)
Accretion of preferred stock discount	—	—	—	—	—	(1)	—	(1)	—	(1)
Class A common stock issued for stock options exercised	42,672	—	—	—	—	(273)	—	(273)	—	(273)
Class A common stock issued for vested RSUs and PSUs	236,065	—	—	—	—	(762)	—	(762)	—	(762)
Class A common stock issued for Class C shares canceled	241,524	—	(241,524)	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(1,333)	(219,102)	(220,435)	—	(220,435)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	383	383
Net loss attributable to the Company	—	—	—	—	—	—	(25,181)	(25,181)	—	(25,181)
Balance, June 30, 2025	119,849,589	$12	61,060,280	$6	$(33,525)	$—	$(347,689)	$(381,196)	$2,073	$(379,123)

Six Months Ended June 30, 2025
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	101,859,000	$10	55,394,533	$6	$(12,825)	$—	$(996,453)	$(1,009,262)	$1,228	$(1,008,034)
Share-based compensation expense	—	—	—	—	—	5,364	—	5,364	—	5,364
Cumulative preferred dividends	—	—	—	—	—	(298)	—	(298)	—	(298)
Accretion of preferred stock discount	—	—	—	—	—	(3)	—	(3)	—	(3)
Class A common stock issued for warrants exercised, net of redemption cost (Note 13)	15,358,229	2	—	—	—	176,552	—	176,554	—	176,554
Repurchase of Class A common stock (Note 12)	—	—	—	—	(20,700)	—	—	(20,700)	—	(20,700)
Class A common stock issued for stock options exercised	61,462	—	—	—	—	(342)	—	(342)	—	(342)
Class A common stock issued for vested RSUs and PSUs	736,645	—	—	—	—	(4,198)	—	(4,198)	—	(4,198)
Class A common stock issued for Class C shares canceled	1,834,253	—	(1,834,253)	—	—	—	—	—	—	—
Issuance of Class C common stock related to earn-out awards (Note 16)	—	—	7,500,000	—	—	167,525	—	167,525	—	167,525
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(344,600)	685,341	340,741	—	340,741
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	845	845
Net loss attributable to the Company	—	—	—	—	—	—	(36,577)	(36,577)	—	(36,577)
Balance, June 30, 2025	119,849,589	$12	61,060,280	$6	$(33,525)	$—	$(347,689)	$(381,196)	$2,073	$(379,123)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(115,369)	$(37,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,975	1,375
Provision for credit losses	357	135
Amortization of debt discount and issuance costs	786	—
Share-based compensation expense	19,333	5,364
Change in fair value of earn-out liabilities	—	33,369
Change in fair value of warrant liabilities	21,044	(29,969)
Change in fair value of contingent consideration liabilities	1,411	—
Other	(3,811)	177
Changes in operating assets and liabilities:
Trade and other receivables, net	(13,379)	8,053
Inventory, net	(3,794)	—
Contract assets	(15,613)	26,154
Prepaid expenses	(20,678)	(1,131)
Orbital receivables, net	16,146	—
Other assets, net	(3,653)	1,091
Accounts payable and accrued expenses	397	305
Accounts payable – affiliated companies	1,147	1,558
Contract liabilities – current and long-term	(5,842)	(7,876)
Pension and other postretirement benefits	(6,054)	—
Other liabilities	(12,281)	(1,218)
Net cash provided by (used in) operating activities	(111,878)	156
Cash flows from investing activities:
Purchase of property and equipment	(33,941)	(14,176)
Acquisition of businesses, net of cash acquired	(447,062)	—
Net cash used in investing activities	(481,003)	(14,176)
Cash flows from financing activities:
Proceeds from issuance of securities	413,772	—
Warrants exercised	—	176,620
Redemption of warrants	—	(66)
Transaction costs related to the issuance of securities	(11,709)	—
Repurchase of Class A Common Stock	—	(20,700)
Settlement of securitization facility	(13,588)	—
Payment of withholding taxes from share-based awards	(1,233)	(4,540)
Distributions to noncontrolling interests	(678)	—
Net cash provided by financing activities	386,564	151,314
Net increase (decrease) in cash, cash equivalents and restricted cash	(206,317)	137,294
Cash, cash equivalents and restricted cash at beginning of the period	585,339	209,649
Cash, cash equivalents and restricted cash at end of the period	379,022	346,943
Less: restricted cash	11,668	2,042
Cash and cash equivalents at end of the period	$367,354	$344,901

Supplemental disclosure of cash flow information
Cash paid for interest	$53	$—
Cash paid for income taxes	$8	$—
Accrued capital expenditures	$11,445	$4,442
Noncash investing activities:
Class A Common Stock issued in acquisition, at fair value	$403,952	$—
Noncash financing activities:
Issuance of Class C Common Stock related to earn-out awards (Note 16)	$—	$167,525
Preferred dividends	$(329)	$(298)

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 contained in our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There were four major customers that accounted for 35%, 28%, 11%, and 10% for the three months ended June 30, 2026, and 35%, 27%, 12%, and 11% for the six months ended June 30, 2026, of the Company’s total revenue. There was one major customer that accounted for 85% and 81%, respectively, of the Company’s total revenue for the three and six months ended June 30, 2025. As of June 30, 2026, there were four major customers that accounted for 20%, 18%, 18%, and 12% of the accounts receivable balance as of June 30, 2026, and there were three major customer that accounted for 49%, 23%, and 11% of the accounts receivable balance as of December 31, 2025.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. There was no major supplier that accounted for more than 10% of the goods and services we purchased during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, there was one major supplier that accounted for 19% of the accounts payable balance, and as of December 31, 2025, there was one other major supplier representing 11% of the accounts payable balance.

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

Orbital Receivables
Orbital receivables relate to performance incentives under certain satellite construction contracts that are payable over the estimated in-orbit life of the satellite. The orbital payment terms are designed to protect customers against the risk that a satellite does not achieve or maintain specified in-orbit performance requirements. The Company’s entitlement to orbital payments, including incremental contractual amounts calculated by reference to the orbital balance and payment period, is contingent on continued satellite performance and may be reduced or forfeited if specified performance requirements are not achieved.

The Company accounts for orbital performance incentives as variable consideration under ASC 606. Amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with satellite performance is subsequently resolved. The Company recognizes such consideration as product revenue using the cost-to-cost method during the construction period and recognizes amounts previously constrained as revenue as the associated in-orbit performance uncertainty is resolved.

Current orbital receivables are included in Trade and other receivables, net, and the long-term portion of orbital receivables, net is included in Orbital receivables, non-current in the condensed consolidated balance sheets. See Note 5 - Trade and Other Receivables, net for additional information.

The Company evaluates orbital receivables for expected credit losses based on factors including customer credit quality, historical collection experience, current conditions, reasonable and supportable forecasts and other relevant credit-quality indicators. Changes in the allowance for expected credit losses are recognized in General and administrative expense. Reductions in orbital consideration resulting from a satellite’s failure to satisfy applicable in-orbit performance requirements are accounted for as changes in the transaction price under ASC rather than as credit losses.

The Company has a revolving securitization facility with an international financial institution under which eligible orbital receivables may be securitized from time to time. Orbital receivables subject to these transactions remain recognized in the condensed consolidated balance sheets because the applicable accounting criteria for derecognition are not met. Proceeds received are recognized as securitization liabilities and subsequently measured at amortized cost using the effective interest method. The securitization liabilities are reduced as customer payments are received and remitted to the financial institution. Interest expense associated with the securitization liabilities is recognized over the applicable financing period.

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
Transaction Costs
Business Acquisitions
Transaction costs consists of direct legal, consulting, audit and other fees related to the business acquisition of Lanteris as further described herein in Note 3 - Acquisitions. For the three and six months ended June 30, 2026, transaction costs incurred related to acquisitions totaled approximately $7.9 million and $27.9 million, respectively, and was recorded to general and administrative expenses in our statement of operations.
Issuance of Securities
Transaction costs related to various agreements for the issuance of securities (as further described in Note 12), includes direct legal, broker, accounting and other fees. Transaction costs related to these activities totaled approximately $4.2 million and $11.7 million for the three and six months ended June 30, 2026, respectively.

Warranty and After-Sale Service Costs
Warranty and after-sale service provisions are based on management’s best estimate of the expected obligation using historical warranty data and experience. In connection with our acquisition of Lanteris (as further discussed in Note 3 - Acquisitions), we assumed warranty and after-sale service liabilities which are presented in other current liabilities and other long-term liabilities on our condensed consolidated balance sheets. Warranty and after-sale service costs are recognized within cost of product revenue (excluding depreciation and amortization) in the condensed consolidated statement of operations. The current and non-current portions of the warranty and after-sale service liabilities totaled $10.2 million as of June 30, 2026 and $13.3 million as of January 13, 2026, the acquisition date of Lanteris, with the $3.1 million change attributable to payments and uses of the warranty.

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

The Company recognizes the amortization of prior service costs as a component of general and administrative expense (excluding depreciation and amortization). All other costs, including administrative expenses related to frozen plans, are recognized within other income (expense), net. When the benefits of a plan are changed or when a plan is curtailed, the resulting change in the net benefit liability that relates to past service or the gain or loss on curtailment is recognized immediately in accumulated other comprehensive income (loss). The Company recognizes gains or losses on the settlement of a defined benefit plan when settlement occurs.

For the Company’s pension and other postretirement benefit plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants.

Other Current Liabilities
As of June 30, 2026 and December 31, 2025, other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$29,150	$12,818
Income tax liability	143	143
Professional fees accruals	4,833	11,458
Commercial insurance financing	2,252	—
Loan interest payable	2,156	3,186
Securitization liabilities - current	23,157	—
Contingent consideration liabilities (Note 3 and 16)	6,764	5,353
Pension liability - current	1,868	—
Warranty obligations, current	5,000	—
Transition service agreement ("TSA") accrual	3,378	—
Program cost accruals	3,888	—
Other accrued liabilities	9,120	70
Other current liabilities	$91,709	$33,028

Other Non-Current Liabilities
As of June 30, 2026 and December 31, 2025, other non-current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Securitization liabilities, non-current	$26,238	$—
Orbital Anomaly Support Reserve - LT	5,566	—
Warranty obligations, non-current	5,163	—
Other accrued liabilities, non-current	56	240
Other non-current liabilities	$37,023	$240

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of June 30, 2026, the Company had cash and cash equivalents of $367.4 million and working capital of $263.0 million. The Company invests excess cash in highly liquid, low risk interest-bearing overnight sweep and demand deposit accounts with major financial institutions. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock, proceeds from warrant exercises, and proceeds from the issuance of bank debt.
Lanteris Space Holdings LLC Acquisition
On January 13, 2026, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Lanteris Space Holdings LLC (“Lanteris”), previously known as Maxar Space Systems, a spacecraft manufacturer, from Advent International LLC. The aggregate consideration transferred at the closing of the acquisition was $853.3 million, consisting of $405.6 million in cash plus $43.7 million of transaction bonuses deemed to be part of consideration and the issuance of 22,991,028 shares of the Company’s Class A Common Stock valued at $404.0 million based on the acquisition date closing stock price of $17.57. The Company funded the cash consideration using cash on hand. See Note 3 - Acquisitions for more information on the acquisition of Lanteris.
February 2026 Securities Purchase Agreement
On February 27, 2026, the Company completed the issuance and sale to certain institutional investors or their affiliates (collectively, the “Investors”) of 11,574,069 shares of the Company’s Class A Common Stock at a price of $15.12 per share for an aggregate purchase price of $175.0 million pursuant to the terms of a definitive securities purchase agreement (the “Securities Purchase Agreement”), and incurred related transaction costs of $7.5 million for the three and six months ended June 30, 2026. Refer to Note 12 for additional information on this issuance.

ATM Program
On June 2, 2026, the Company entered into a Sales Agreement (as defined in Note 12) with the selling agents named therein pursuant to which the Company may, from time to time, offer and sell shares of the Class A Common Stock for aggregate gross proceeds of up to $500.0 million pursuant to an at-the-market financing facility (the “ATM Program”). During the second quarter of 2026, the Company raised approximately $235.2 million in net proceeds and incurred transaction fees of approximately $0.6 million for the initial set-up costs pursuant to the ATM Program. Refer to Note 12 for additional information on the ATM Program. For further information on the related transaction costs, refer to the above disclosure, Transaction Costs - Issuance of Securities, within this Note 2.

Management believes that the cash and cash equivalents as of June 30, 2026 and the liquidity provided from the proceeds of the issuance of securities pursuant to the ATM Program and the February 2026 Securities Purchase Agreement, and the issuance of the Convertible Notes (defined in Note 10 - Debt), will be sufficient to fund its operating and capital requirements and execute its business plan through at least the twelve-month period from the date the unaudited condensed consolidated financial statements are issued.
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

NOTE 3 - ACQUISITIONS
Lanteris Space Holdings LLC Acquisition
On January 13, 2026, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Lanteris, a spacecraft manufacturer serving national security, civil, and commercial customers. The acquisition expands the Company’s spacecraft manufacturing and space systems capabilities. The acquisition date fair value of consideration transferred totaled approximately $853.3 million consisting of $405.6 million in cash, $43.7 million of cash transaction bonuses (which were included in consideration as they had no required service conditions and were deemed to be for the benefit of the Company), and the issuance of 22,991,028 shares of the Company’s Class A Common Stock valued at $404.0 million, based on the acquisition date closing stock price of $17.57 per share. The Company funded the cash consideration and cash transaction bonuses using cash on hand. The excess of the consideration transferred over the fair value of the acquired net assets was recorded as goodwill which primarily represents expected growth synergies, developed workforce, and future opportunities. The goodwill is partially deductible for income tax purposes. As of June 30, 2026, the Company has incurred transaction and integration costs related to the acquisition of $36.8 million (consisting of $10.4 million incurred during the fourth quarter of 2025, and $7.5 million and $26.4 million, during the three and six months ended June 30, 2026, respectively), which are recorded in general and administrative expense on our condensed consolidated statement of operations.

The following table presents the purchase consideration, acquisition related costs, and the preliminary estimated fair values of the assets acquired and liabilities assumed by the Company as of the acquisition date (in thousands):

January 13, 2026
Cash consideration	$405,622
Fair value of Class A Common Stock issued	403,953
Transaction bonuses and other adjustments	43,689
Purchase consideration	$853,264

Assets:
Cash and cash equivalents	$2,242
Restricted cash	268
Trade and other receivables	97,152
Contract assets	23,144
Inventory	56,147
Advances to suppliers	17,125
Prepaid and other current assets	5,799
Property and equipment	165,815
Intangible assets	297,000
Operating lease right-of-use assets	32,174
Orbital receivables, non-current	223,366
Total assets	920,232
Liabilities:
Accounts payable and accrued expenses	40,429
Contract liabilities	161,716
Operating lease liabilities, current	17,986
Other current liabilities	61,977
Pension and other postretirement benefits, non-current	54,792
Operating lease liabilities, non-current	40,578
Other non-current liabilities	49,535
Total liabilities	427,013
Noncontrolling interests	415
Fair value of net identifiable assets acquired	492,804
Goodwill	$360,460

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

The results of operations of Lanteris has been included in the Company’s condensed consolidated statement of operations since the date of acquisition, January 13, 2026. For the three and six months ended June 30, 2026, Lanteris contributed revenue of $166.7 million and $308.3 million, respectively, and operating income of $24.5 million and $24.7 million, respectively.

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

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total revenues	$206,168	$203,433	$406,014	$421,589
Net loss	$(62,841)	$(1,847)	$(117,202)	$(49,486)
Net income (loss) attributable to the Company	$(46,445)	$11,178	$(85,665)	$(48,832)
Net income (loss) attributable to Class A common shareholders	$(46,612)	$11,027	$(85,994)	$(49,130)

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

The result of operations of KinetX has been included in the Company’s condensed consolidated statement of operations since the date of acquisition, October 1, 2025. For the three and six months ended June 30, 2026, KinetX contributed revenues of $1.4 million and $2.9 million, respectively, and incurred operating loss of $1.1 million and $2.3 million, respectively.

NOTE 4 - REVENUE
Disaggregated Revenue
The following table disaggregates our revenue by contract type for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenue by contract type
Fixed price	$180,018	87%	$27,534	55%	$342,105	87%	$65,717	58%
Cost reimbursable	21,194	11%	21,090	42%	40,498	11%	43,687	39%
Time and materials	2,200	1%	1,689	3%	4,439	1%	3,433	3%
Revenue from contracts with customers	203,412	99%	50,313	100%	387,042	99%	112,837	100%
Grant revenue	2,756	1%	—	—%	5,856	1%	—	—%
Total revenue	$206,168	100%	$50,313	100%	$392,898	100%	$112,837	100%

The following table disaggregates our revenue by customer type for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenue by customer type
Commercial	$66,279	32%	$2,106	4%	$130,468	33%	$12,184	11%
Civil	76,281	37%	46,509	93%	144,854	37%	98,600	87%
National security	60,852	30%	1,698	3%	111,720	29%	2,053	2%
Revenue from contracts with customers	203,412	99%	50,313	100%	387,042	99%	112,837	100%
Grant revenue	2,756	1%	—	—%	5,856	1%	—	—%
Total revenue	$206,168	100%	$50,313	100%	$392,898	100%	$112,837	100%
We geographically disaggregate revenue based on the customer’s country of domicile. Most revenue is derived from customers in the United States. Revenue from foreign customers represented 0.5% and 0.3% of total revenue for the three and six months ended June 30, 2026, respectively, compared to 0.3% and 4.7%, respectively, for the three and six months ended June 30, 2025.
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

The following table presents contract assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Contract assets
Unbilled receivables(1)	$50,916	$12,228
Deferred contract costs	76	8
Total	$50,992	$12,236

(1)    The balance as of June 30, 2026 includes approximately $26.0 million related to Lanteris, which was acquired on January 13, 2026. See Note 3 for additional information on the Lanteris acquisition.
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of service revenue and was $7.1 million and $14.3 million for the three and six months ended June 30, 2026, respectively, compared to $7.6 million and $15.6 million for the three and six months ended June 30, 2025, respectively. Launch delay fees are recorded directly to the cost of service revenue and were $0.8 million and $2.3 million for the three and six months ended June 30, 2025 and no launch delay fees were incurred for the three and six months ended June 30, 2026.

The following table presents contract liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Contract liabilities – current
Deferred revenue(1)	$201,951	$45,712
Contract loss provision	11,527	6,996
Accrued launch costs	2,040	4,660
Total contract liabilities – current	215,518	57,368
Contract liabilities – long-term
Deferred revenue	1,635	5,900
Contract loss provision	2,430	441
Total contract liabilities – long-term	4,065	6,341
Total contract liabilities	$219,583	$63,709

(1)    The balance as of June 30, 2026 includes approximately $156.5 million in contract liabilities, current, related to Lanteris, which was acquired on January 13, 2026. See Note 3 for additional information on the Lanteris acquisition.

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $14.9 million and $22.9 million during the six months ended June 30, 2026 and 2025, respectively.
Loss Contracts
A contract loss occurs when the current estimate of the consideration that we expect to receive is less than the current estimate of total estimating costs to complete the contract. For purposes of determining the existence of or amount of a contract loss, we consider total contract consideration, including any variable consideration constrained for revenue recognition purposes. We may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of $19.8 million and $22.5 million for the three and six months ended June 30, 2026, respectively, and $20.9 million and $22.2 million for the three and six months ended June 30, 2025, respectively.
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

•Our IM-3 mission contract for lunar payload services became a loss contract in 2021 because estimated contract costs exceeded the estimated consideration expected to be received under the contract. For the six months ended June 30, 2026 and 2025, changes in estimated contract costs resulted in additional contract losses of $6.3 million and $18.5 million, respectively. The higher estimated contract costs during 2025 was primarily driven by the alignment of the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSN contract obligations. The period of performance for this contract currently runs through March 2027. As of June 30, 2026, this contract was approximately 91% complete. As of June 30, 2026 and December 31, 2025, the contract loss provision recorded in contract liabilities, current was $4.2 million and $6.5 million, respectively in our condensed consolidated balance sheets.
•Our IM-4 mission contract for lunar payload services, became a loss contract during the second quarter of 2025 due to estimated contract costs exceeding the estimated amount of consideration that we expect to receive. During the six months ended June 30, 2026 and 2025, revisions to estimated contract costs resulted in additional contract losses of $16.2 million and $2.7 million, respectively. The increase in estimated contract costs was primarily driven by obligations to meet customer payload requirements. As of June 30, 2026 this contract was approximately 45% complete. The period of performance for this contract currently runs through August 2028. As of June 30, 2026 and December 31, 2025, the contract loss provision recorded in contract liabilities, current was $7.3 million and $0.5 million, respectively, and $2.4 million and $0.4 million, respectively, recorded in contract liabilities, non-current, in our condensed consolidated balance sheets.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not yet been performed and excludes unexercised contract options. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $814.7 million. The Company expects to recognize revenue on approximately 30-35% of the remaining performance obligations over the remaining 6 months, 35-40% in 2027 and the remaining thereafter over the next three years. Remaining performance obligations do not include variable consideration that was determined to be constrained as of June 30, 2026 due to the uncertainty of achieving performance milestones or other factors not yet resolved.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials and cost reimbursable agreements.

Grant Revenue and Related Matters
In April 2025, the Texas Space Commission (“TSC”) selected Intuitive Machines for a grant up to $10.0 million from the Space Exploration and Research Fund. This funding supports the development of an Earth reentry vehicle and orbital fabrication lab designed to enable microgravity biomanufacturing and is intended to serve as a critical risk-reduction platform for the Company’s future lunar sample return missions. Under the TSC grant, the Company will apply up to $10.0 million in funds pursuant to budget periods defined in the TSC award through June 30, 2026 as reimbursement for costs incurred in completing the tasks, specified by the Company, to complete the design of the Earth reentry vehicle. The TSC can terminate the TSC award for convenience. Under such a termination, the Company will be permitted to seek reimbursement of valid costs incurred through the date of termination. During the three and six months ended June 30, 2026, the Company recognized grant revenue of $2.8 million and $5.9 million, respectively, with the corresponding cost of grant revenue recognized in the condensed consolidated statement of operations.

NOTE 5 - TRADE AND OTHER RECEIVABLES, NET

	June 30, 2026	December 31, 2025
Trade receivables	$79,550	$12,637
Orbital receivables, current	38,484	—
Grant receivables	5,288	2,851
Allowance for credit losses	(3,652)	(3,295)
Trade and other receivables, net	$119,670	$12,193
Orbital Receivables
Orbital receivables arise from performance incentives under certain satellite construction contracts. The Company acquired substantially all of its existing orbital receivables in connection with the Lanteris acquisition in January 2026. Orbital receivables are payable over the estimated in-orbit life of the applicable satellite and remain contingent on the satellite achieving specified in-orbit performance requirements.

As of June 30, 2026, non-current orbital receivables, net of allowances, were $209.8 million. Orbital receivables were outstanding from 11 customers, of which three customers individually represented approximately 35%, 30%, and 17%, respectively, of aggregate current and non-current orbital receivables, net of allowances. The Company did not enter into any new securitization transactions involving orbital receivables during the six months ended June 30, 2026.

The expected timing of remaining contractual cash flows associated with orbital receivables, including incremental contractual consideration contingent on continued satellite performance, is as follows (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Contractual cash flows from orbital receivables	$280,511	$24,432	$48,991	$38,390	$33,545	$30,174	$104,979

Allowance for credit losses
The following table provides a roll-forward of the Company’s allowance for credit losses related to our trade receivables (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$3,295	$—
Provision for credit losses	357	135
Write-offs	—	(135)
Ending balance	$3,652	$—

Certain orbital receivables are pledged or otherwise subject to the Company’s securitization facility. See Note 10 - Debt for additional information.

Customer credit and contract exposure

On June 30, 2026, certain subsidiaries and affiliates of EchoStar Corporation commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code. On August 2, 2026, Hughes Satellite Systems Corporation and certain additional EchoStar-affiliated entities commenced separate Chapter 11 proceedings. Certain entities included in the August 2 proceedings are direct contractual counterparties under certain of the Company’s completed satellite programs, while other debtor entities have historically served as payors, sold-to parties or otherwise have been associated with certain Company contracts.

At June 30, 2026, the Company had approximately $10.1 million of accounts receivables and $41.4 million of orbital receivables. associated with EchoStar-affiliated entities. The Company had zero contract assets associated with these entities at June 30, 2026. The Company also continues to perform under an active satellite construction contract with an EchoStar-affiliated entity that was not a debtor as of August 13, 2026.

The Company evaluated the collectability of its accounts receivable and orbital receivables under the expected-credit-loss guidance and reassessed the effect of the bankruptcy proceedings on revenue recognition for its active construction contract. In performing this evaluation, the Company considered, among other factors, the identity and legal obligations of the contractual counterparties, historical and subsequent payment activity, the status of the applicable contracts, expected recoveries and information obtained through the bankruptcy proceedings.

Based on information available through August 13, 2026, the Company did not record an incremental allowance for expected credit losses or an adjustment to revenue recognition related to these matters as of June 30, 2026. This conclusion remains subject to completion of management’s contract-specific assessment of expected recoveries and payment timing, including amounts associated with contractual counterparties that are debtors, confirmation of subsequent payment activity, and evaluation of developments in the bankruptcy proceedings through the filing date.

The bankruptcy proceedings remain ongoing and the ultimate treatment of certain of the Company’s claims and contracts has not been determined. Changes in expected recoveries or payment timing, the treatment of contracts or claims in bankruptcy, payment delays, contract modifications or rejection, additional affiliate filings or other adverse developments could result in future credit losses, changes in revenue recognition, delayed cash collections or disruption of contract performance.

NOTE 6 - INVENTORY, NET

The Company acquired inventory in connection with its acquisition of Lanteris in January 2026, as further discussed in Note 3. As of June 30, 2026, inventories consisted of the following (in thousands):

June 30, 2026
Raw materials	$36,486
Work in progress	23,455
Total Inventory	$59,941

NOTE 7 - PROPERTY AND EQUIPMENT, NET
As of June 30, 2026 and December 31, 2025, property and equipment, net consisted of the following (in thousands):

	June 30, 2026 (1)	December 31, 2025
Leasehold improvements	$35,407	$336
Vehicles and trailers	188	146
Computers and software	12,899	7,931
Furniture and fixtures	4,158	3,097
Machinery and equipment	100,938	9,632
Construction in progress	133,699	54,964
Property and equipment, gross	287,289	76,106
Less: accumulated depreciation and amortization	(22,663)	(7,556)
Property and equipment, net	$264,626	$68,550

(1)    The balance as of June 30, 2026 includes approximately $158.3 million of property and equipment, net (of which $45.7 million is for construction in progress) related to Lanteris which was acquired on January 13, 2026. See Note 3 for additional information on the Lanteris acquisition.

Total depreciation expense related to property and equipment for the three and six months ended June 30, 2026 was $7.9 million and $15.1 million, and $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 2025.

As of June 30, 2026 and December 31, 2025, construction in progress included $86.2 million and $50.8 million, respectively, in capitalized costs associated with the fabrication and development of communications satellites and ground network assets, primarily in support of the NASA Near Space Network (“NSN”) contract.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill
The following table presents the changes in the Company’s goodwill balance as of June 30, 2026 (in thousands):

	Gross Carrying Amount	Impairment	Net Carrying Amount
Balance, December 31, 2025	$18,697	$—	$18,697
Acquisition of Lanteris (Note 3)	360,460	—	360,460
Adjustment related to KinetX acquisition	59	—	59
Balance, June 30, 2026	$379,216	$—	$379,216

Intangible Assets, Net

Intangible assets, net consist of the following as of June 30, 2026 and December 31, 2025 (in thousands, except useful life in years):

		June 30, 2026
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets
Trademark / trade name	1	$5,000	$(2,500)	$2,500
Customer relationships	15	139,900	(4,742)	135,158
Developed technology	15	165,399	(5,988)	159,411
Total intangible assets, net		$310,299	$(13,230)	$297,069

		December 31, 2025
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets
Customer relationships	10	$1,900	$(47)	$1,853
Developed technology	10	11,400	(285)	11,115
Total intangible assets, net		$13,300	$(332)	$12,968

Our acquired intangible assets are amortized to expense on a straight-line basis over their estimated useful lives. Amortization expense was $7.1 million and $12.9 million for the three and six months ended June 30, 2026, respectively. No amortization expense was recorded during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses related to intangible assets. As of June 30, 2026, estimated future amortization expense for acquired intangible assets is approximately $12.9 million for the remainder of 2026 and $20.8 million per year for each of the years from 2027 through 2030.

For additional information on our acquired intangible assets, see Note 3.
NOTE 9 - LEASES
The Company leases real estate for administrative office space, research, marketing and light manufacturing operations of the lessee’s aerospace related research and development business under operating leases.
The Company has operating and finance leases for real estate and equipment with remaining lease terms ranging from 8 months to 271 months, some of which contain options to extend and some of which contain options to terminate the lease without cause at the option of lessee.
The Company’s real estate leasing agreements include terms requiring the Company to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities which the Company accounts for as variable lease costs when incurred since the Company has elected to not separate lease and components, and hence are not included in the measurement of lease liability. There are no restrictions or covenants imposed by any of the leases, and none of the Company’s leases contain material residual value guarantees.

The following table presents the balance sheet information related to leases as follows (in thousands):

	June 30, 2026 (1)	December 31, 2025

Operating lease right-of-use assets	$72,704	$36,755
Finance lease right-of-use assets	78	94
Total right-of-use assets	$72,782	$36,849

Operating lease liabilities, current	$25,104	$10,466
Operating lease liabilities, non-current	68,298	26,290
Total operating lease liabilities	93,402	36,756

Finance lease liabilities, current	$27	$48
Finance lease liabilities, non-current	19	20
Total finance lease liabilities	46	68

Total lease liabilities	$93,448	$36,824

(1)     As of June 30, 2026, the lease balances included approximately $35.7 million of operating right-of-use assets, $18.1 million of operating lease liabilities, current, and $41.4 million of operating lease liabilities, non-current related to Lanteris which was acquired on January 13, 2026. See Note 3 for additional information regarding the acquisition of Lanteris.

The components of total lease expense recorded in cost of product revenue (excluding depreciation and amortization) and general and administrative expense (excluding depreciation and amortization) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$4,653	$1,122	$7,997	$2,315
Finance lease cost	9	9	18	20
Variable lease cost	887	—	1,575	—
Short-term lease cost	113	23	238	27
Total lease cost	$5,662	$1,154	$9,828	$2,362

The components of supplemental cash flow information are as follows (in thousands):

	Six Months Ended June 30,
	2026		2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities	$16,559	$2	$1,237	$4
Cash flows from financing activities	$—	$9	$—	$21
Right-of-use assets obtained in exchange for new lease liabilities	$1,997	$—	$—	$—
Right-of-use assets increase in exchange for lease modifications	$7,555	$—	$—	$—
Weighted average remaining lease term (months)	103	23	200	24
Weighted average discount rate	7.4%	8.1%	6.5%	8.0%

The table below includes the estimated future undiscounted cash flows for operating and finance leases as of June 30, 2026 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$17,475	$20
2027	21,551	21
2028	20,157	8
2029	19,882	—
2030	6,263	—
Thereafter	67,043	—
Total undiscounted lease payments	$152,371	$49
Less: imputed interest	58,969	3
Present value of lease liabilities	$93,402	$46
NOTE 10 - DEBT

The following table summarizes our outstanding debt (in thousands):

	June 30, 2026	December 31, 2025
Convertible Notes	$345,000	$345,000
Less: unamortized debt discount	(7,877)	(8,803)
Less: unamortized debt issuance costs	(771)	(862)
Total long-term debt	$336,352	$335,335
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

The Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company after which the notes become automatically due and payable. As of June 30, 2026, the Company was in compliance with all debt covenant requirements related to the Convertible Notes.

As of June 30, 2026, the aggregate fair value of the Convertible Notes was $670.9 million based on an observable market quote in an active market (Level 2 inputs). Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the accompanying condensed consolidated balance sheet as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. The conversion feature was evaluated under ASC 815, “Derivatives and Hedging” and ASC 470-20 “Debt with Conversion and Other Options” and was not separated as a derivative because it met the equity scope exception; therefore, the Convertible Notes are accounted for entirely as a liability. As of June 30, 2026, the effective interest rate on the Convertible Notes, including the impact of the debt discount and issuance costs, was approximately 3.07%. During the three and six months ended June 30, 2026, the Company recognized $2.7 million and $5.3 million, respectively, of interest expense related to the Convertible Notes which included the amortization of the debt discount and issuance costs of $0.5 million and $1.0 million, respectively.

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

On January 12, 2026, the Company and Stifel Bank entered into a waiver, in respect to the Loan Agreement pursuant to which Stifel Bank consented to the acquisition of Lanteris (as discussed in Note 3) and halted any borrowing and covenant obligations by the Company under the Revolving Facility. As of June 30, 2026, there was no outstanding debt under the Stifel Loan Agreement.

Orbital Receivable Securitization Facility
The Company maintains a revolving securitization facility with ING Belgium NV/SA (“ING”) pursuant to which certain eligible orbital receivables (as discussed in Note 5) may be transferred to the financial institution. Because the transfers do not meet the criteria for sale accounting under ASC 860, the transferred orbital receivables remain recognized in the condensed consolidated balance sheets and proceeds received are accounted for as secured borrowings.
The related securitization liabilities are subsequently measured at amortized cost using the effective interest method and are classified as current or non-current based on the expected timing of settlement. Customer collections on the underlying orbital receivables are remitted to the financial institution and reduce the related securitization liabilities. Interest expense associated with the securitization liabilities is recognized over the applicable borrowing period.
Securitization liabilities current and non-current are included in other current liabilities, and other non-current liabilities, respectively, in our condensed consolidated balance sheet are as follows (in thousands):

June 30, 2026
Current portion	$23,157
Non-current portion	26,238
Total securitization liabilities	$49,395

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

For the three and six months ended June 30, 2026, we recognized U.S. federal and state income tax expense of $8 thousand and $10 thousand, respectively. For the corresponding periods in 2025, we recognized no U.S. federal and state expense for income taxes. Our effective combined U.S. federal and state income tax rate was 0.01% for the three and six months ended June 30, 2026 and 0.00% for the corresponding periods ended June 30, 2025.

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

All such payments to the TRA Holders are the obligations of the Company, and not that of Intuitive Machines, LLC. As of June 30, 2026, based primarily on historical losses of the Company, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset for a corresponding liability under the TRA related to the tax savings the

Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. As of June 30, 2026, management does not expect a TRA liability to be recorded.

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
NOTE 12 - MEZZANINE EQUITY AND EQUITY

Capital Stock

The table below reflects share information about the Company’s capital stock as of June 30, 2026.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	171,720,829	(2,191,080)	169,529,749
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	55,851,004	—	55,851,004
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	227,576,833	(2,191,080)	225,385,753
ATM Program
In connection with the filing of a Registration Statement on Form S-3 (File No. 333-296442) with the SEC, which became effective on June 2, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”), dated June 2, 2026, with Barclays Capital Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., Canaccord Genuity LLC, Clear Street LLC, Craig-Hallum Capital Group LLC, Deutsche Bank Securities Inc., KeyBanc Capital Markets Inc., Roth Capital Partners, LLC and Stifel, Nicolaus & Company, Incorporated (collectively, the “Agents”) to sell shares of Class A Common Stock having an aggregate sale price of up to $500.0 million through our ATM Program. The sales of the shares under the ATM Program may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The agents sell the Class A Common Stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Under the ATM Program, the agents are entitled to total compensation at a commission rate of up to 3.0% of the sales price per share sold.

As of June 30, 2026, the Company had sold and issued 8,259,379 shares of Class A Common Stock under the ATM Program and received cash proceeds of approximately $235.2 million, net of $3.6 million in commissions and transaction fees.

February 2026 Securities Purchase Agreement
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

Redeemable Noncontrolling Interests (Mezzanine Equity)
As of June 30, 2026, the prior investors of Intuitive Machines, LLC own 24.8% of the outstanding common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.

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

As of June 30, 2026, there have been no exercises of the Preferred Investor Warrants.

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

During the period from June 5, 2024 to June 7, 2024, the investor exercised 300,000 Conversion Series B Warrants, resulting in the issuance of an equal number of shares of Class A Common Stock. During the period from November 21, 2024 to November 29, 2024, the investor exercised the remaining 3,850,780 Conversion Series B Warrants, resulting in the issuance of an equal number of Class A Common Stock. As of June 30, 2026, there have been no exercises of the Conversion Series A Warrants.

During the six months ended June 30, 2026, the Company recognized a loss of $21.0 million from the change in fair value of the Conversion Series A Warrant liability in our condensed consolidated statement of operations. During the six months ended June 30, 2025, the Company recognized a gain of $30.0 million from the change in fair value of the Conversion Series A Warrant liability in our condensed consolidated statement of operations. See Note 16 for additional information on the fair value measurement of the Conversion Series A Warrants.
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
As of June 30, 2026, Intuitive Machines, LLC was authorized to issue a total of 614,639 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2025	748,357	$4.09	5.84
Granted	—	—
Exercised	(133,718)	4.39
Forfeited	—	—
Balance as of June 30, 2026	614,639	$4.03	5.33	$10,670,186
Exercisable as of June 30, 2026	520,076	$3.19	5.19	$9,465,065
Aggregate intrinsic value represents the difference between the exercise price of the options and the market price of our Class A Common Stock.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2025	$3.17
Granted	—
Vested	0.87
Forfeited	—
Non-vested as of June 30, 2026	$5.50
Share-based compensation expense related to options was $33 thousand and $66 thousand for the three and six months ended June 30, 2026, respectively, $56 thousand and $103 thousand for the three and six months ended June 30, 2025, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of June 30, 2026, the Company had $67 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 1.11 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of June 30, 2026, the Company has issued restricted stock units (“RSUs”), restricted stock shares (“RSSs”), and performance stock units (“PSUs”). No other awards have been granted under the 2023 Plan. As of June 30, 2026, approximately 4,821,888 shares were available for future grants under the 2023 Plan.

Pursuant to the 2023 Plan, the Company grants RSUs and RSSs with time-based vesting requirements which typically vest over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of these awards are based on the Company’s closing stock price on the date of grant. As of April 2025, all PSU grants were fully vested.

The following table provides a summary of the Company’s 2023 Plan activity:

	Number of Units(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,752,419	$7.58
Granted	2,846,761	17.74
Vested	(965,911)	7.29
Forfeited	(14,477)	14.27
Balance as of June 30, 2026	4,618,792	$13.89

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

For the three and six months ended June 30, 2026, the Company recognized share-based compensation expense related to awards granted under the 2023 Plan of $10.5 million and $19.3 million, respectively, within general and administrative expense on our condensed consolidated statement of operations, compared to $2.4 million and $5.2 million for the corresponding periods in 2025, respectively. As of June 30, 2026, the estimated unrecognized share-based compensation costs related to unvested RSUs and RSSs was $29.9 million and $16.2 million, respectively, that is expected to be recognized over a weighted average period of 2.97 years and 0.54 years, respectively.
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

As of June 30, 2026, the Company recorded net pension liabilities of $50.6 million on our condensed consolidated balance sheet, consisting of $1.9 million recorded in other current liabilities and the non-current portion of $48.7 million recorded in pension and other post-retirement benefits.

The service cost component of net periodic benefit cost is recorded in operating expenses, and the other components are recorded in other income (expense), net, in our condensed consolidated statements of operations. The following table summarizes the components of net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Service cost	$400	$1,100
Interest cost	4,547	9,555
Expected return on plans assets	(6,469)	(12,223)
Net periodic benefit	$(1,522)	$(1,568)

The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations. During the period from January 13, 2026 to June 30, 2026, the Company contributed approximately $4.8 million to the pension plan of the expected fiscal year 2026 contributions of $8.4 million. Additionally, the Company contributed approximately $0.3 million to the other postretirement benefit plans.
NOTE 16 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 at fair value on a recurring basis.

	June 30, 2026
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities - Conversion Series A	Recurring	81,438	—	—	81,438

Contingent consideration liabilities	Recurring	6,764	6,764	$—	—

Total liabilities measured at fair value		$88,202	$6,764	$—	$81,438

	December 31, 2025
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities - Conversion Series A	Recurring	$60,394	$—	$—	$60,394

Contingent consideration liabilities	Recurring	5,353	5,353	—	—

Total liabilities measured at fair value		$65,747	$5,353	$—	$60,394

Cash and cash equivalents consist of cash in bank, time deposits and other highly liquid investments purchased with original maturities of less than 90 days. Because of the short-term nature of these instruments, the carrying amounts approximate fair value and therefore are considered Level 1 measurements under the fair value hierarchy.
The following tables provide roll-forwards of the Company’s Level 3 liabilities (in thousands):

Warrant liabilities - Series A
Balance, December 31, 2025	$60,394
Additions	—
Change in fair value	21,044
Converted to equity	—
Balance, June 30, 2026	$81,438

	Earn-out liabilities	Warrant liabilities - Series A
Balance, December 31, 2024	$134,156	$68,778
Additions	—	—
Change in fair value	33,369	(29,969)
Converted to equity	(167,525)	—
Balance, June 30, 2025	$—	$38,809

Earn-out Liabilities
As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of 2,500,000 vested during the year ended December 31, 2023, and the remaining 7,500,000 Earn Out Units vested during six months ended June 30, 2025.

Conversion Series A Warrant Liabilities
The fair value of the Conversion Series A Warrant liabilities as of June 30, 2026 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $21.39, (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.15%; and (iv) expected volatility of 115%.

Contingent Consideration Liability
On October 1, 2025 and in connection with the purchase consideration related to our acquisition of KinetX, approximately 329,827 shares of Class A Common Stock were held back in escrow to fund post-closing adjustments, in the amount of $3.5 million, based on the acquisition date closing stock price of $10.61, and recorded as a contingent consideration liability in our condensed consolidated balance sheets. During the six months ended June 30, 2026, 13,590 shares of Class A Common Stock were released from escrow and issued. The fair value of the contingent consideration liability of the remaining 316,237 shares of Class A Common Stock held in escrow as of June 30, 2026 was estimated based on our Class A Common Stock closing stock price of $21.39. See Note 3 - Acquisitions for additional information on the acquisition of KinetX.

NOTE 17 - NET LOSS PER SHARE

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders for the three and six months ended June 30, 2026 and 2025 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

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

The following table presents the computation of the basic and diluted loss per share of Class A Common Stock (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(62,841)	$(38,206)	$(115,369)	$(37,231)
Less: Net loss attributable to redeemable noncontrolling interest	(16,781)	(13,408)	(32,265)	(1,499)
Less: Net income attributable to noncontrolling interest	385	383	728	845
Net loss attributable to the Company	(46,445)	(25,181)	(83,832)	(36,577)
Less: Cumulative preferred dividends	(167)	(151)	(329)	(298)
Net loss attributable to Class A common shareholders	$(46,612)	$(25,332)	$(84,161)	$(36,875)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	162,172,470	117,434,775	155,064,726	112,286,945

Net loss per share of Class A common stock - basic and diluted	$(0.29)	$(0.22)	$(0.54)	$(0.33)
The following table presents potentially dilutive securities, as of the end of the periods, excluded from the computation of diluted net loss per share of Class A Common Stock as their effect would be anti-dilutive, their exercise price was out-of-the-money, or because of unsatisfied contingent issuance conditions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
2023 Plan Awards (RSU and RSS awards)(2)	4,886,231	2,986,212	4,886,231	2,986,212
Options(1)	614,639	837,789	614,639	837,789
Series A Preferred Stock(2)	2,224,832	2,064,917	2,280,338	2,039,680
Warrants (Conversion Warrants and Preferred Investor Warrants)(1)	4,857,302	4,857,302	4,857,302	4,857,302
Escrow Shares(3)	316,237	—	316,237	—
Convertible Notes(2)	26,310,770	—	26,310,770	—

(1)    Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. The number of 2023 Plan awards outstanding as of June 30, 2026 consists of 4,618,792 unvested RSU and RSS awards and 267,439 vested RSUs with elected deferrals of the issuance of Class A common stock.
(2)    Represents number of instruments outstanding as converted at the end of the period that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.
(3)    Represents the number of escrow shares outstanding at the end of the period due to unsatisfied contingent issuance conditions and were determined to be anti-dilutive.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. The Company bases any accrual for losses on a variety of factors, including informal settlement discussions. As of June 30,

2026 and December 31, 2025, the aggregate amount accrued on our condensed consolidated balance sheet is approximately $2.8 million and represents management’s best estimate of probable losses. For matters for which no accrual has currently been made or for potential losses in excess of amounts accrued, the Company currently believes, based on management’s assessment, that any losses that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, it could have a material adverse effect on our business, financial condition and results of operations. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

On November 22, 2024, Starlight Strategies IV LLC (“Plaintiff”), an alleged successor in interest to a purported former holder of shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) filed a breach of contract action in Delaware Chancery Court. The complaint alleges that the Plaintiff’s predecessor received fewer shares of common stock upon conversion of its shares of Series A Preferred Stock than it was allegedly entitled to receive under the terms of the applicable certificate of designation. The Plaintiff is seeking unspecified contractual damages and equitable relief. The Company has filed its answer to the complaint and asserted counterclaims against the Plaintiff and third-party claims against certain entities affiliated with the Plaintiff. Also, on January 24, 2025, Kingstown 1740 Fund L.P. and Kingstown Capital Partners LLC (together, “Kingstown”) moved to intervene, seeking to file a complaint in intervention against Starlight. The court granted Kingstown leave to intervene. In connection with the intervention, the Company has agreed to pay Kingstown’s legal fees. In February 2026, the Court granted leave for the parties to file motions for summary judgment, which Motions have been filed, and pending the Motions, it removed deadlines for Expert reports and trial date. The Company has not recorded an accrual related to this matter because a loss is not considered probable or reasonably estimable at this time.

In October 2023, the Civil Division of the U.S. Department of Justice issued a Civil Investigative Demand as part of an investigation into allegations that Lanteris submitted, or caused to be submitted, false claims to the federal government by failing to meet cybersecurity requirements in federal regulations and government contracts issued to Lanteris and made or used false records or statements material to these false claims. In late 2025, the Department of Justice presented its initial civil investigation review to Lanteris that it alleged constitute False Claims Act violations related to certain federal government contracts awarded to it. Lanteris is cooperating with the investigation. In connection with the Company’s acquisition of Lanteris, the Seller Parent, Vantor Holdings Inc., agreed to indemnify Intuitive Machines and its affiliates for the liability of Lanteris related to this investigation. At the request of the Department of Justice, a response and counter arguments to dispute the department’s assertions against Lanteris of False Claims Act violations have been made.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. Our aggregate purchases under these commitments totaled approximately $1.7 million and $18.8 million for the three and six months ended June 30, 2026, respectively, and $13.4 million and $29.0 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had remaining purchase obligations under non-cancelable commitments with various vendors totaling $50.0 million of which approximately $24.8 million is due during the remaining of 2026 and $25.2 million due in 2027.

NOTE 19 - RELATED PARTY TRANSACTIONS
Intuitive Machines, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.

KBR, Inc.
KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries holds approximately 10% of the equity of Space Network Solutions, LLC (“SNS”), one of our operating subsidiaries. The Company recognized affiliate revenue from KBR related to engineering services of $0.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, there was $0.2 million and $0.3 million, respectively, of affiliate accounts receivable related to KBR revenue.

In addition, SNS incurred cost of revenue with KBR related to the OMES III contract of $6.6 million and $5.6 million for the three months ended June 30, 2026 and 2025, respectively, and $12.1 million and $11.8 million for the six months ended

June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, there was $2.7 million and $1.6 million, respectively, of affiliate accounts payable related to cost of revenue with KBR. See Note 20 - Variable Interest Entities for more information on the OMES III contract with KBR.

Revenue and expenses related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.

ASES
The Company recognized revenue from ASES related to engineering services of $0.2 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. There was $0.1 million of affiliate accounts receivable related to ASES revenue as of June 30, 2026 and December 31, 2025. ASES is a joint venture between Aerodyne and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a current member of management of Aerodyne Industries, LLC.

In addition, SNS incurred cost of revenue with Aerodyne related to the OMES III contract of $0.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively and $1.0 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, there was $0.1 million of affiliate accounts payable related to cost of revenue with Aerodyne. See Note 20 - Variable Interest Entities for more information on the OMES III contract.

Revenue and expenses related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC
The Company incurred expenses with X-energy, LLC (“X-energy”) of zero and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and zero and $0.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, there was no affiliate accounts payable related to X-energy expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.
IBX, LLC and PTX, LLC
From time to time, the Company may incur expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms. IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX/PTX. For the three and six months ended June 30, 2026 and 2025, the Company incurred no expenses. As of June 30, 2026 and December 31, 2025, there was $27 thousand and $26 thousand, respectively, of affiliate accounts payable related to IBX/PTX expenses.

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

Space Network Solutions was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded Space Network Solutions a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. As of June 30, 2026, SNS LLC had total assets of $9.2 million and total liabilities of $6.8 million. As of December 31, 2025, SNS LLC had total assets of $7.8 million and total liabilities of $5.5 million.

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

The following presents the significant financial information with respect to the Company’s reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$206,168	$50,313	$392,898	$112,837
Less:
Cost of revenues (excluding depreciation and amortization)(1)	170,302	62,156	326,925	118,003
Depreciation and amortization	14,927	752	27,975	1,375
Research and development	7,729	461	13,318	1,372
General and administrative expense (excluding depreciation and amortization)(2)(3)	60,346	15,584	111,017	30,804
Operating loss	(47,136)	(28,640)	(86,337)	(38,717)
Interest income	1,476	3,500	2,907	4,919
Interest expense	(4,483)	(72)	(9,368)	(97)
Change in fair value of earn-out liabilities	—	—	—	(33,369)
Change in fair value of warrant liabilities	(11,622)	(13,033)	(21,044)	29,969
Change in fair value of contingent consideration liabilities	(890)	—	(1,411)	—
Other income (expense), net	(178)	39	(106)	65
Income tax expense	(8)	—	(10)	—
Net loss	$(62,841)	$(38,206)	$(115,369)	$(37,231)

(1)    Cost of revenue consists primarily of direct material and labor costs, launch costs, manufacturing overhead, freight expense, and other personnel-related expenses, which include employee compensation and benefits and stock-based compensation.
(2)    General and administrative expense includes sales and marketing expense primarily related to business development expenses such as, employee compensation and benefits, subcontract costs, marketing, and materials and supplies costs. Costs incurred for business development were $5.1 million and $1.0 million, for the three months ended June 30, 2026 and 2025, respectively, and $6.4 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.
(3)    Other general and administrative expense primarily includes all other employee compensation and benefits, stock-based compensation, facilities costs, professional services, software licenses, and other administrative costs.
NOTE 22 - SUBSEQUENT EVENTS
Share Purchase Agreement - Goonhilly
On August 3, 2026, the Company consummated the acquisition of the Goonhilly group’s UK and U.S. operations pursuant to the terms of a Share Purchase Agreement (the “SPA”), dated May 14, 2026, with Goonhilly Holdings Limited, as seller. Pursuant to the SPA, the Company acquired all of the issued and outstanding shares of Goonhilly Earth Station Limited, a ground station and satellite communications company incorporated in England and Wales (the “UK Acquisition”). The aggregate consideration for the UK Acquisition (the “UK Consideration”) was £37,000,000, split equally between cash and stock. The stock portion consists of 960,649 shares of Class A Common Stock (the “Consideration Shares”). The UK Consideration is subject to customary post-closing adjustment.

Additionally, as part of the acquisition of the Goonhilly group’s UK and U.S. operations pursuant to the SPA, on August 3, 2026, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Goonhilly Holdings USA Inc., pursuant to which we acquired all of the issued and outstanding membership interests of COMSAT LLC (formerly Goonhilly Inc.) (“COMSAT”) for a base cash purchase price of $10.0 million and reimbursement of expenses, subject to adjustments for cash, debt, working capital and specified capital expenditures, including a post-closing true-up. The Company is in the process of evaluating the assets acquired and liabilities assumed and therefore is unable to provide preliminary purchase price allocation information as of the date of issuance of these financial statements.

Palo Alto Campus - Lease Amendment
In July 2026, the Company executed an amendment to the lease agreement for its Palo Alto, California facility that supports spacecraft design, systems engineering, and program management. The amendment extended the lease term by 17 years through July 2043 with an option to extend for an additional 10 years through July 2053, resulting in estimated remeasured right-of-use asset and lease liability of $109.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 which was filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements“ and Part II. Item 1A. “Risk Factors” included in the section titled Part I. Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K filed with the SEC on March 19, 2026, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
Recent Developments
Share Purchase Agreement - Goonhilly
On August 3, 2026, the Company consummated the acquisition of the Goonhilly group’s UK and U.S. operations pursuant to the terms of a Share Purchase Agreement (the “SPA”), dated May 14, 2026, with Goonhilly Holdings Limited, as seller. Pursuant to the SPA, the Company acquired all of the issued and outstanding shares of Goonhilly Earth Station Limited, a ground station and satellite communications company incorporated in England and Wales (the “UK Acquisition”). The aggregate consideration for the UK Acquisition (the “UK Consideration”) was £37,000,000, split equally between cash and stock. The stock portion consists of 960,649 shares of Class A Common Stock (the “Consideration Shares”). The UK Consideration is subject to post-closing adjustment.

Additionally, as part of the acquisition of the Goonhilly group’s UK and U.S. operations pursuant to the SPA, on August 3, 2026, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Goonhilly Holdings USA Inc., pursuant to which we acquired all of the issued and outstanding membership interests of COMSAT LLC (formerly Goonhilly Inc.) (“COMSAT”) for a base cash purchase price of $10.0 million and reimbursement of expenses, subject to adjustments for cash, debt, working capital and specified capital expenditures, including a post-closing true-up.

Multi-satellite award
In June 2026, we received an Authorization to Proceed from a customer to begin work on a multi-satellite program, which includes three additional geostationary communications satellites. The program has an anticipated aggregate value of over $600.0 million.

Customer credit and contract exposure
Certain subsidiaries and affiliates of EchoStar Corporation commenced Chapter 11 bankruptcy proceedings beginning on June 30, 2026, and Hughes Satellite Systems Corporation and certain additional EchoStar-affiliated entities commenced separate Chapter 11 proceedings on August 2, 2026. Lanteris has multiple customer relationships with entities under the EchoStar corporate umbrella, including receivables associated with completed satellite programs and an active satellite construction contract. Certain entities included in the proceedings on August 2, 2026 are direct contractual counterparties under certain completed satellite programs, while other debtor entities have historically served as payors, sold-to parties or otherwise have been associated with certain contracts.
As of June 30, 2026, Lanteris had approximately $10.1 million of accounts receivable and $41.4 million of orbital receivables associated with EchoStar-affiliated entities and had zero related contract assets. Lanteris also continues to perform under an active satellite construction contract with an EchoStar-affiliated entity that was not included in the bankruptcy proceedings as of August 13, 2026.

We evaluated the collectability of these balances and the effect of the proceedings on revenue recognition for the active contract. Based on information currently available, including the identity and obligations of the contractual counterparties, historical and subsequent payment activity, expected recoveries, continuing contract performance and the status of the bankruptcy proceedings, we did not record an incremental credit-loss provision or adjust revenue recognition as of June 30, 2026. We continue to evaluate the treatment of certain claims and contracts in the bankruptcy proceedings and to monitor payment activity and other developments through the date of the filing.

The proceedings remain subject to change. An adverse change in expected recoveries, a missed or delayed payment, rejection or modification of a contract, changes in customer funding, or other developments affecting the customer relationships could result in credit losses, delayed cash collections, reduced revenue or margin, or disruption of future contract performance.

Subsequent events
The Company was selected by the L3Harris Technologies to support the Space Development Agency’s Accelerated Missile Defense Tranche 3 (“AMDT3”) mission. Under this contract, we will build and deliver eighteen spacecraft platforms using the IM 300 platform for hypersonic and ballistic missile tracking capabilities.

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

We continue to monitor economic conditions and the impact of macroeconomic pressures, including repercussions from elevated interest rates, sustained inflation and recession risks, supply chain disruptions, monetary and fiscal policy measures including future actions or inactions of the United States government related to the “debt-ceiling”, heightened geopolitical tensions and armed conflicts, including the ongoing war in the Ukraine and conflict in the Middle East, the current budgetary and deficit funding environment, future government shutdowns, and the political and regulatory environment (including changes as a result of policy shifts implemented by the current administration) on our business, customers, suppliers and other third parties. While rising costs and other inflationary pressures have not had a material impact on our business to date, we are monitoring the situation and assessing its impact on our business, including to our partners and customers.

U.S. trade policy continues to evolve, including through the imposition of new or increased tariffs that could impact our supply chain and our business. These trade policy decisions are outside of our control and may have consequences for our business. Changes in trade policies, such as new tariffs or increases in tariffs, or responsive measures, including retaliatory tariffs or legal challenges, could have an adverse impact on our business. Although we primarily sell our products and services to U.S. Government customers and our suppliers are primarily domestic, we have some exposure to imported materials and components. Based on current conditions, we have not experienced to date and do not expect a material impact on our results of operations or financial condition over the next year. We will continue to monitor the evolving trade landscape and assess potential implications on our supply chain and business.

Any future U.S. government shutdown may cause our business, program performance and results of operations to be impacted by the disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop-work orders, delay in contract awards and new program starts, payments for work performed from U.S. government entities, and other actions. We may also experience similar impacts in the event of a series of short-term continuing resolutions rather than full-year fiscal year appropriations. Generally, the significance of these impacts will primarily be based on the length of any shutdown and the timing of passage of a new continuing resolution or full-year appropriations.
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

Our ability to expand spaceflight mission operations
Our success will partially depend on our ability to expand our lunar mission operations and win government contracts in 2026 and beyond. We completed the first mission in February 2024 and completed our second mission in March 2025. With binding agreements for additional launches as of June 30, 2026, we have $1.76 billion in contracted backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue backlog.
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

Change in fair value of warrant liabilities

In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion, the Company has issued warrants which are classified as liabilities on our balance sheet. At each period end, the warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our condensed consolidated statement of operations. As of June 30, 2026, only the Bridge Loan Conversion warrants remain outstanding. See Notes 13 and 16 of the condensed consolidated financial statements for additional information on the warrant liabilities.

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

Net loss attributable to redeemable noncontrolling interest

Redeemable noncontrolling interest represents the portion of Intuitive Machines, LLC that the Company controls and consolidates but does not own. The noncontrolling interest was created as a result of the Business Combination and represented the common units issued by Intuitive Machines, LLC to the prior investors. The Company allocates net income or loss attributable to the noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss attributable to noncontrolling interests is reflected in the condensed consolidated statement of operations. As of June 30, 2026, the financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. and resulted in the allocation of approximately 24.8% of Intuitive Machines, LLC’s net loss to noncontrolling interest.

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
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
(in thousands)	2026	2025		2026	2025
Revenues:
Product revenue	$166,735	$—	$166,735	$308,289	$—	$308,289
Service revenue	36,677	50,313	(13,636)	78,753	112,837	(34,084)
Grant revenue	2,756	—	2,756	5,856	—	5,856
Total revenues	206,168	50,313	155,855	392,898	112,837	280,061
Operating expenses:
Cost of product revenue (excluding depreciation and amortization)	119,328	—	119,328	233,241	—	233,241
Cost of service revenue (excluding depreciation and amortization)	41,126	56,047	(14,921)	74,786	104,972	(30,186)
Cost of grant revenue (excluding depreciation and amortization)	2,760	—	2,760	5,861	—	5,861
Cost of service revenue (excluding depreciation and amortization) - affiliated companies	7,088	6,109	979	13,037	13,031	6
Total cost of revenues	170,302	62,156	108,146	326,925	118,003	208,922
Depreciation and amortization	14,927	752	14,175	27,975	1,375	26,600
Research and development	7,729	461	7,268	13,318	1,372	11,946
General and administrative expense (excluding depreciation and amortization)	60,346	15,584	44,762	111,017	30,804	80,213
Total operating expenses	253,304	78,953	174,351	479,235	151,554	327,681
Operating loss	(47,136)	(28,640)	(18,496)	(86,337)	(38,717)	(47,620)
Other income (expense), net:
Interest income	1,476	3,500	(2,024)	2,907	4,919	(2,012)
Interest expense	(4,483)	(72)	(4,411)	(9,368)	(97)	(9,271)
Change in fair value of earn-out liabilities	—	—	—	—	(33,369)	33,369
Change in fair value of warrant liabilities	(11,622)	(13,033)	1,411	(21,044)	29,969	(51,013)
Change in fair value of contingent consideration liabilities	(890)	—	(890)	(1,411)	—	(1,411)
Other income (expense), net	(178)	39	(217)	(106)	65	(171)
Total other income (expense), net	(15,697)	(9,566)	(6,131)	(29,022)	1,486	(30,508)
Loss before income taxes	(62,833)	(38,206)	(24,627)	(115,359)	(37,231)	(78,128)
Income tax expense	(8)	—	(8)	(10)	—	(10)
Net loss	(62,841)	(38,206)	(24,635)	(115,369)	(37,231)	(78,138)
Net loss attributable to redeemable noncontrolling interest	(16,781)	(13,408)	(3,373)	(32,265)	(1,499)	(30,766)
Net income attributable to noncontrolling interest	385	383	2	728	845	(117)
Net loss attributable to the Company	(46,445)	(25,181)	(21,264)	(83,832)	(36,577)	(47,255)
Less: Preferred dividends	(167)	(151)	(16)	(329)	(298)	(31)
Net loss attributable to Class A common shareholders	$(46,612)	$(25,332)	$(21,280)	$(84,161)	$(36,875)	$(47,286)

Product and services revenues
The following provides a summary of the significant contracts and estimated mission launch dates for each lunar payload mission impacting our results of operations:

•The NASA payload contract for the IM-3 mission was awarded in November 2021. Total IM-3 mission estimated revenue under fixed-priced contracts is $91.3 million (excluding constrained revenue of $9.7 million) as of June 30, 2026. The IM-3 period of performance runs through March 2027.

•The NASA payload contract for the IM-4 mission was awarded in August 2024. Total IM-4 mission estimated revenue under fixed-priced contracts is $124.5 million (excluding constrained revenue of $16.2 million) as of June 30, 2026. The IM-4 period of performance runs through August 2028.

•The fifth NASA payload contract, the IM-6 mission was awarded in March 2026 and has an estimated revenue under fixed-priced contracts of $160.1 million (excluding constrained revenue of $18.3 million) as of June 30, 2026. The IM-6 period of performance runs through May 2031.

•The sixth NASA payload contract, the IM-5 mission was awarded in June 2026 and has an estimated revenue under a fixed-priced contract with a base-period value of $68.6 million as of June 30, 2026. The contract also includes a customer option period with a value of $79.7 million and a performance incentive of up to $15.0 million. As of June 30, 2026, the option period has not been exercised by the customer. The IM-5 base-period of performance runs through August 2027.

Comparison of three months ended June 30, 2026 and 2025
Total revenue increased by $155.9 million for the three months ended June 30, 2026 compared to the same period in 2025, mostly related to our acquisition of Lanteris in January 2026 which contributed $166.7 million driven by revenues from commercial satellite contracts for $64.5 million, national security contracts for $57.8 million, and civil contracts for $44.4 million.

For the three months ended June 30, 2026 compared to the same period in 2025, the revenues on the CLPS mission contracts decreased slightly by $0.7 million. Revenue from the IM-4 mission decreased by $3.3 million primarily due to an unfavorable change in the estimate contract costs to meet payload customer obligations, which was offset by increases in IM-3 revenue of $1.8 million as this mission readies as the Company’s next launch, and IM-6 of $0.8 million which was awarded in March 2026.

Revenue on the NASA Near Space Network (“NSN”) contract decreased by $7.3 million due to schedule delay and an unfavorable change in the EAC, OMES III contract decreased by $1.8 million due to NASA’s cancellation of the OSAM task orders, and the LTV contract decreased by $5.8 million due to completion in the second quarter of 2025. Various other engineering services contributed a net increase in revenue of $4.8 million.

Comparison of six months ended June 30, 2026 and 2025
Total revenue increased by $280.1 million for the six months ended June 30, 2026 compared to the same period in 2025, mostly related to our acquisition of Lanteris in January 2026 which contributed $308.3 million driven by revenues from commercial satellite contracts for $127.6 million, national security contracts for $105.2 million, and civil contracts for $75.4 million.

For the six months ended June 30, 2026 compared to the same period in 2025, the revenues on the CLPS mission contracts decreased by $13.5 million, mostly due to the IM-2 mission completion in March of 2025 which contributed $12.8 million in revenues during the first quarter of 2025. The IM-3 mission decreased by $1.8 million, slightly offset by an increase of $0.8 million on IM-6 which was awarded in March 2026.

Revenues on the LTV contract decreased by $12.8 million due to completion in the second quarter of 2025, the OMES III contract decreased by $7.4 million due to NASA’s cancellation of the OSAM task orders, and the NSN contract decreased by $8.1 million due to schedule delay and an unfavorable change in the EAC. Various other engineering services contributed a net increase in revenue of $13.5 million.

Cost of revenue (excluding depreciation and amortization)
Comparison of three months ended June 30, 2026 and 2025
Total cost of revenue increased by $108.1 million, for the three months ended June 30, 2026 compared to the same period in 2025, mostly related to our acquisition of Lanteris in January 2026 which incurred costs of $119.3 million driven by product costs from commercial satellite contracts for $46.0 million, national security contracts for $46.6 million, and civil contracts for $26.7 million.

For the three months ended June 30, 2026 compared to the same period in 2025, the cost of revenues on the CLPS mission contracts decreased by $3.0 million. The cost of revenue on the IM-3 mission decreased by approximately $11.5 million driven by higher estimated contract costs in 2025 related to the alignment of the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSN contract obligations partially offset by the IM-4 mission increase of $8.8 million due to unfavorable cost adjustment to meet payload customer obligations. As of June 30, 2026, the IM-3 and IM-4 contracts are in a loss position. For the three months ended June 30, 2026 compared to the same period in 2025, the accrued contract loss for IM-3 decreased by approximately $14.7 million primarily related to the 2025 increases in estimated costs driven by the alignment of the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSN contract obligations. For the same comparable periods, the accrued contract loss for IM-4 increased by $13.5 million driven by the cost adjustments as previously discussed.

Cost of revenue decreased on the LTV contract by $4.9 million as the contract was completed in the second quarter of 2025, the NSN contract by $2.0 million due to schedule delay, the OMES III contract by $1.2 million due to NASA’s cancellation of the OSAM project, various engineering services of $0.1 million.

Comparison of six months ended June 30, 2026 and 2025
Total cost of revenue increased by $208.9 million, for the six months ended June 30, 2026 compared to the same period in 2025, mostly related to our acquisition of Lanteris in January 2026 which we incurred costs of $233.2 million driven by product costs from commercial satellite contracts for $94.1 million, national security contracts for $85.2 million, and civil contracts for $54.0 million.

For the six months ended June 30, 2026 compared to the same period in 2025, the cost of revenues on the CLPS mission contracts decreased by $7.7 million. Cost of revenue decreased on the IM-2 mission by approximately $9.4 million as the mission was completed in March 2025 and the IM-3 mission by $11.6 million related to higher 2025 costs as described above. These decreases were partially offset by the IM-4 mission cost of revenue increase of $12.8 million driven by higher costs to meet payload customer obligations. As of June 30, 2026, the IM-3 and IM-4 contracts are in a loss position. For the six months ended June 30, 2026 compared to the same period in 2025, the accrued contract loss for IM-3 decreased by approximately $12.1 million which was offset by the accrued contract loss increase of $13.4 million on IM-4, for reasons as previously discussed.

Cost of revenue decreased on the OMES III contract by $6.6 million due to NASA’s cancellation of the OSAM project, the LTV contract by $12.6 million as the contract was completed in the second quarter of 2025, and the NSN contract by $1.7 million due to schedule delay. These decreases were slightly offset by cost of revenue increases on various engineering services of $4.4 million.

Research and development
Research and development increased by $7.3 million for the three months ended June 30, 2026, compared to the same period in 2025, and increased by $11.9 million for the six months ended June 30, 2026, compared to the same period in 2025. The increases were primarily attributable to investments in initiatives aimed at expanding the Company’s product and service capabilities.

General and administrative expense (excluding depreciation and amortization)
General and administrative expense (excluding depreciation and amortization) (“G&A”) increased by $44.8 million for the three months ended June 30, 2026, compared to the same period in 2025, and increased by $80.2 million for the six months ended June 30, 2026, compared to the same period in 2025. These increases primarily reflect the Company’s investment in its workforce to support our operations and business infrastructure, business development, and information technology to optimize corporate and operational processes and systems, and research and development initiatives to expand our product and service capabilities. Additionally, the increase was driven by the Company’s acquisition of Lanteris on January 13, 2026. These increases are summarized below.

The $44.8 million increased for the three months ended June 30, 2026, compared to the same periods in 2025, was primarily driven by higher employee compensation and benefits expense of $20.6 million, increased non-cash share-based compensation expense of $8.0 million, higher professional services of $9.2 million driven by accounting, legal and other consulting fees to support, business development expense increase of $3.7 million, and various other administrative costs $3.1 million

The $80.2 million increase for the six months ended June 30, 2026, compared to the same periods in 2025, was driven by higher employee compensation and benefits expense of $38.8 million and non-cash share-based compensation expense of $14.0 million, higher professional services of $23.0 million driven by accounting, legal and other consulting fees, and business development expense increase of $4.5 million, partially offset by various other administrative costs net decrease of $0.3 million.

Other income (expense), net
Total other income (expense), net unfavorable change of $6.1 million for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to higher interest expense mostly related to the Convertible Notes of $4.4 million, reduction in interest income of $2.0 million, and unfavorable change in contingent consideration liabilities of $0.9 million, partially offset by favorable change in the fair value of warrant liabilities of $1.4 million.
Total other income (expense), net unfavorable change of $30.5 million for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to the unfavorable changes in the fair value of warrant liabilities of $51.0 million and contingent consideration liabilities of $1.4 million, interest expense mostly related to the Convertible Notes of $9.3 million, and reduction in interest income of $2.0 million, partially offset by the $33.4 million favorable change in the fair value of earn out liabilities as the earn out units fully vested during the first quarter of 2025.
Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.
Backlog
We define backlog as our total estimate of the revenue we expect to realize in the future as a result of performing work on customer commitments established through legally binding contractual arrangements or other binding customer authorizations, less the amount of revenue we have previously recognized. We monitor our backlog because we believe it is a forward-looking indicator of potential sales which can be helpful to investors in evaluating the performance of our business and identifying trends over time.
In connection with the Lanteris acquisition, we reassessed our backlog policy to reflect the broader range of contractual arrangements and binding customer authorizations utilized across our combined business. We generally include total expected revenue in backlog when management concludes that a customer has made a substantive commercial commitment to a defined scope of work under a legally binding contractual arrangement or other binding customer authorization. Management considers whether the scope of work and pricing are substantially defined, the customer has authorized performance, and remaining contractual or administrative steps are not expected to materially change the overall commercial economics of the program.
Our backlog does not include any estimate of future potential orders that might be awarded under government-wide acquisition contracts, agency-specific indefinite delivery/indefinite quantity contracts or other multiple-award contract vehicles, nor does it include option periods that have not been exercised by the customer or opportunities for which a substantive customer commitment has not been established. Nearly all government contracts allow customers to terminate the agreement at any time for convenience. Management reassesses backlog each reporting period based on changes in contractual status and other relevant facts and circumstances.

The following table presents our backlog as of the periods indicated:

(in thousands)	June 30, 2026	December 31, 2025
Backlog	$1,761,950	$213,070
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of June 30, 2026, we expect to recognize approximately 25%-30% of our backlog over the remainder of 2026, approximately 35-40% over the subsequent twelve months of 2027 and the remaining thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog increased by $1.55 billion as of June 30, 2026 compared to December 31, 2025, which includes $612.8 million of acquired backlog associated with the Lanteris acquisition in January 2026, new awards of $1.34 billion primarily associated with a multi-satellite program in support of three commercial satellites, for which we received a $45.0 million authority to proceed and recorded backlog reflecting an estimated total program value of more than $600.0 million. Additionally, we recognized new awards or expanded contract values for the IM-5 and IM-6 missions, the NSN contract, a government defense contract, and various other contract award. These increases were partially offset by continued performance on existing contracts of $392.9 million, and several adjustments of $15.5 million mostly related to the descoping of a rideshare contract associated with the IM-4 mission.
As of June 30, 2026, our backlog of $1.76 billion exceeded our remaining performance obligations of $814.7 million as reported in Note 4 - Revenue to our unaudited condensed consolidated financial statements. The difference of $947.3 million was primarily related to approximately $587.0 million recorded in backlog related to the multi-satellite program discussed above, $316.0 million in backlog related to the funded value of various contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations, and $44.3 million of variable consideration associated with constrained revenue.
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
Adjusted EBITDA has limitations as an analytical measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect interest income or interest expense from cash deposits, loans, or investments, transaction and integration costs related to acquisitions or other non-operating gains and losses, which may represent an increase to or reduction in cash available to us;
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(62,841)	$(38,206)	$(115,369)	$(37,231)
Adjusted to exclude the following:
Income tax expense	8	—	10	—
Depreciation and amortization	14,927	752	27,975	1,375
Interest income	(1,476)	(3,500)	(2,907)	(4,919)
Interest expense	4,483	72	9,368	97
Transaction and integration costs related to acquisitions	7,919	—	27,897	—
Share-based compensation expense	10,491	2,520	19,333	5,364
Change in fair value of earn-out liabilities	—	—	—	33,369
Change in fair value of warrant liabilities	11,622	13,033	21,044	(29,969)
Change in fair value of contingent consideration liabilities	890	—	1,411	—
Other income, net	178	(39)	106	(65)
Adjusted EBITDA	$(13,799)	$(25,368)	$(11,132)	$(31,978)
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
The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to free cash flow:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$(111,878)	$156
Purchases of property and equipment	(33,941)	(14,176)
Free cash flow	$(145,819)	$(14,020)

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

As of June 30, 2026, we had cash and cash equivalents of $367.4 million and working capital of $263.0 million. The Company invests excess cash in highly-liquid, low risk interest-bearing demand deposit accounts, money market funds, and certificates of deposits, all of which are with major financial institutions.
Lanteris Acquisition
On January 13, 2026, the Company completed the acquisition of the 100% of the issued and outstanding membership interests of Lanteris Space Holdings LLC (“Lanteris”), previously known as Maxar Space Systems, a spacecraft manufacturer, from Advent International LLC. The aggregate consideration for the acquisition is $853.3 million, consisting of $405.6 million in cash plus $43.7 million of transaction bonuses deemed to be part of consideration and the issuance of 22,991,028 shares of the Company’s Class A Common Stock valued at $404.0 million, based on the acquisition date closing stock price of $17.57. The Company funded the cash consideration using cash on hand. See Note 3 - Acquisitions for more information on the acquisition of Lanteris.

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
February 2026 Securities Purchase Agreement
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

ATM Program
On June 2, 2026, the Company entered into a Sales Agreement (as defined in Note 12) with the selling agents named therein pursuant to which the Company may, from time to time, offer and sell shares of Class A Common Stock for aggregate gross proceeds of up to $500.0 million pursuant to an at-the-market financing facility (the “ATM Program”). During the second quarter of 2026, the Company raised approximately $235.2 million in net proceeds and incurred transaction fees of approximately $0.6 million for the initial set-up costs pursuant to the ATM Program. Refer to Note 12 for additional information on the ATM Program and Note 2 for additional information on the related transaction costs.
Share Purchase Agreement - Goonhilly
August 3, 2026, we consummated the Goonhilly acquisition. For additional information, refer to “Recent Developments,” above and Note 22 - Subsequent Events.

Management believes that the cash and cash equivalents as of June 30, 2026 and the liquidity provided from the proceeds of the issuance of securities pursuant to the ATM Program and the February 2026 Securities Purchase Agreement, and the issuance of the Convertible Notes (defined in Note 10 - Debt), will be sufficient to fund its operating and capital requirements and execute its business plan through at least the twelve-month period from the date the unaudited condensed consolidated financial statements are issued.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$(111,878)	$156
Net cash used in investing activities	$(481,003)	$(14,176)
Net cash provided by financing activities	$386,564	$151,314
Cash Flows for the six months ended June 30, 2026 and 2025
Operating Activities
During the six months ended June 30, 2026, our operating activities used $111.9 million of net cash as compared to $0.2 million of net cash provided during the six months ended June 30, 2025. Changes in operating assets and liabilities, which consist primarily of working capital balances for our projects may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities. In addition, the changes in operating activities were impacted by the recent acquisition of Lanteris in January 2026.
Investing Activities
During the six months ended June 30, 2026, investing activities used $481.0 million of net cash as compared to $14.2 million of net cash used during the six months ended June 30, 2025. The $466.8 million increase in investing activities was driven primarily by the business acquisition of Lanteris in January 2026 for approximately $447.1 million, net of cash received and $19.8 million capital expenditures associated primarily with the fabrication and development of commercial communications satellites and navigation network, and capital expenditures related to our expansion to a new leased facility at Houston Spaceport to support the growth of our operations.
Financing Activities
During the six months ended June 30, 2026, financing activities provided $386.6 million of net cash as compared to $151.3 million of net cash provided during the six months ended June 30, 2025.

During 2026, our financing activities primarily included $234.6 million and $167.5 million, respectively, in net proceeds from the issuance of securities under the ATM Program and the Securities Purchase Agreement, as further described in Note 12 in our condensed consolidated financial statements. These net proceeds were slightly offset by the settlement of the securitization facility for $13.6 million (as further described in Note 10), $1.2 million in net activity related to our share-based awards and $0.7 million in distributions to noncontrolling interests. During 2025, our financing activities primarily included $176.6 million in, proceeds from the exercise of warrants, slightly offset by $20.7 million for share repurchase, and $4.5 million in net activity related to our share-based awards.

Contractual Obligations and Commitments
The following table presents our significant contractual obligations and commitments as of June 30, 2026 (in thousands):

		Payments Due
	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Operating lease obligations(1)	$152,371	$17,475	$21,551	$20,157	$19,882	$6,263	$67,043
Finance lease obligations(1)	49	20	21	8	—	—	—
Purchase commitments(2)	50,080	24,886	25,194	—	—	—	—
Total	$202,500	$42,381	$46,766	$20,165	$19,882	$6,263	$67,043

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
Palo Alto Campus - Lease Amendment
In July 2026, the Company executed an amendment to the lease agreement for its Palo Alto, California facility that supports spacecraft design, systems engineering, and program management. The amendment extended the lease term by 17 years through July 2043 with an option to extend for an additional 10 years through July 2053, resulting in estimated remeasured right-of-use asset and lease liability of $109.1 million. Under the prior lease terms, the facility lease would have expired in at the end of 2033 if the Company executed an option. The amendment provides long-term facility certainty and supports strategic objectives of avoiding relocation costs, maintaining production stability, and retaining access to engineering and technical talent available in the Silicon Valley area. Base rent under the amended lease continues at previously contracted rates through 2029 with annual escalations of approximately 3% thereafter.

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

When determining the fair value of the assets and liabilities of an acquired business, we make judgments and estimates using all available information to us including, but not limited to, quoted market prices, carrying values, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position and discount rates. We engage third-party appraisal firms when appropriate to assist in the fair value determination of intangible assets. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. Our purchase price allocation related to the acquisition of Lanteris and KinetX is discussed in Note 3 - Acquisitions in the accompanying condensed consolidated financial statements.

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
In connection with the recent acquisitions of KinetX in October 2025 and Lanteris in January 2026, the Company initially recognized goodwill and intangible assets in our condensed consolidated financial statements. The Company evaluated these goodwill and intangible assets for impairment as of June 30, 2026 and did not recognize any impairment changes, and will continue to evaluate them annually and during interim periods in which events or circumstances arise that indicate possible impairment. See Note 3 - Acquisitions and Note 8 - Goodwill and Intangible Assets, net for more information on our goodwill and intangible assets recognized in connection with the acquisitions of KinetX and Lanteris.

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

Interest Rate Risk
We had cash and cash equivalents and restricted cash totaling approximately $379.0 million as of June 30, 2026. Our cash and cash equivalents consist of highly liquid interest bearing overnight sweep and demand deposit accounts, and are held for purposes of working capital and strategic business investments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk. As of June 30, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our unaudited condensed consolidated financial statements.

In August 2025, we issued $345.0 million aggregate principal amount of 2.500% Convertible Notes (as defined in Note 10 - Debt in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report) and the full amount was outstanding as of June 30, 2026. We carry the Convertible Notes at face value less the unamortized debt discount and issuance costs on our condensed consolidated balance sheets. The Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the Convertible Notes. The fair value of the Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives.

On January 13, 2026, we completed the Lanteris acquisition. Prior to the acquisition, Lanteris was a privately held company and was not subject to the rules and regulations of the SEC. We are currently in the process of integrating Lanteris into our operations and internal control environment.

Other than our integration of Lanteris, there have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our recent UK acquisition may expose us to additional risks associated with international operations and integration.

On August 3, 2026, we completed our acquisition of Goonhilly Earth Station Limited (“Goonhilly”), a UK-based ground station and satellite communications company. As a result of the acquisition, we are subject to additional risks associated with operating in the United Kingdom, including compliance with applicable laws and regulations, foreign currency fluctuations, and tax and other restrictions that may affect our ability to transfer or repatriate cash. We are also in the process of integrating Goonhilly into our operations and internal control environment, which may require significant management attention and resources. If we are unable to successfully integrate Goonhilly or maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected. In addition, any failure to comply with applicable laws or regulations could result in civil penalties, private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, any of which could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, certain of our officers or directors listed below adopted or terminated trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the purchase or sale of shares of our Class A Common Stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Duration of Plan
Name	Title	Action	Date of Action	Start Date	End Date(1)	Shares
Kamal Ghaffarian	Chairman of the Board Directors	Adopted	7/2/2026	10/5/2026	4/16/2027	the potential sale of up to 1,935,568 shares of Class A Common Stock subject to pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Stephen Altemus	Chief Executive Officer and President	Adopted	6/5/2026	09/04/2026	02/26/2027	the potential sale of up to 398,185 shares Class A Common Stock, subject to pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Peter McGrath	Chief Financial Officer and Senior Vice President	Adopted	5/21/2026	08/18/2026	11/18/2027	the potential sale of up to 113,468 shares of Class A Common Stock, subject to pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
Annachiara Jones	Chief Legal Officer	Adopted	6/8/2026	9/8/2026	5/21/2027	the sale of up to 48,756 shares of Class A Common Stock, subject to pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing

(1) The end dates for each of the securities trading plan are as disclosed in the table above, or until all securities under the plan have been sold or the plan otherwise terminated in accordance with its terms.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description of Exhibit
2.1*	Share Purchase Agreement, dated May 14, 2026, by and among Intuitive Machines, Inc., Intuitive Machines, LLC and Goonhilly Holdings Limited
2.2*	Membership Interest Purchase Agreement, dated August 3, 2026, by and among Intuitive Machines, Inc., Intuitive Machines, LLC, and Goonhilly Holdings USA Inc.
10.1*	Intuitive Machines Second A&R Operating Agreement, with First Amendment of Intuitive Machines, LLC, dated February 13, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS

*	Filed herewith.
**	Furnished.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intuitive Machines, Inc.

Date:	August 13, 2026	By:	/s/ Peter McGrath
Peter McGrath
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

Date:	August 13, 2026	By:	/s/ Steven Vontur
Steven Vontur
Chief Accounting Officer and Controller
(Principal Accounting Officer)