Form 10-Q
period 2026-09-30
Intuitive Machines, Inc.
filed 2026-11-13
CIK 1844452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 5, 2026, the Registrant had 177,394,607 shares of Class A common stock, $0.0001 par value per share, 0 shares of Class B common stock, $0.0001 par value per share, and 55,037,064 shares of Class C common stock, $0.0001 par value per share, outstanding.

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
•our ability to maintain an effective system of internal control over financial reporting, and to address and remediate any material weaknesses in our internal control over financial reporting, including our ability to successfully implement our remediation plan and remediate the identified material weakness and any other deficiencies that may be identified;;
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
•the sufficiency and anticipated use of our existing capital resources to fund our future operating expenses and capital expenditure requirements and needs for additional financing in light of our recent acquisitions; and
•other factors detailed under the section titled Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), the section titled Part II, Item 1A. “Risk Factors” and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Part I – Financial Information
Item 1. Financial Statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$463,810	$582,606
Restricted cash	13,171	2,733
Trade and other receivables, net of allowance for credit losses of $5,574 and $3,295, respectively	113,528	12,193
Contract assets	120,259	12,236
Inventory	70,622	—
Advances to suppliers	34,041	3,353
Prepaid and other current assets	25,063	5,693
Total current assets	840,494	618,814
Orbital receivables, non-current, net of allowance for credit losses of $7,919 and $0, respectively	208,246	—
Property and equipment, net	326,732	68,550
Intangible assets, net	274,866	12,968
Goodwill	406,653	18,697
Operating lease right-of-use assets	175,069	36,755
Finance lease right-of-use assets	70	94
Deferred income taxes	—	—
Other assets	3,271	1,276
Total assets	$2,235,401	$757,154
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$139,210	$22,199
Accounts payable - affiliated companies	5,368	1,723
Contract liabilities, current	293,506	57,368
Operating lease liabilities, current	25,023	10,466
Finance lease liabilities, current	20	48
Other current liabilities	104,080	33,028
Total current liabilities	567,207	124,832
Long-term debt, net	336,860	335,335
Contract liabilities, non-current	1,196	6,341
Pension and other postretirement benefits	43,049	—
Operating lease liabilities, non-current	147,659	26,290
Finance lease liabilities, non-current	14	20
Warrant liabilities	51,428	60,394
Other non-current liabilities	61,347	240
Total liabilities	1,208,760	553,452
Commitments and contingencies (Note 18)
MEZZANINE EQUITY
Series A preferred stock subject to possible redemption, $0.0001 par value, 25,000,000 shares authorized, 5,000 and 5,000 shares issued and outstanding	7,120	6,613
Redeemable noncontrolling interests	783,728	951,536
SHAREHOLDERS’ EQUITY (DEFICIT)
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 179,494,292 and 123,472,960 shares issued, and 177,303,212 and 121,281,880 outstanding	18	12
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 100,000,000 shares authorized, 55,037,064 and 58,628,185 shares issued and outstanding	6	6
Treasury stock, at cost, 2,191,080 shares	(33,525)	(33,525)
Paid-in capital	—	—
Accumulated earnings (deficit)	268,336	(721,457)
Accumulated other comprehensive loss	(15)	—
Total shareholders’ equity (deficit) attributable to the Company	234,820	(754,964)
Noncontrolling interests	973	517
Total shareholders’ equity (deficit)	235,793	(754,447)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$2,235,401	$757,154

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenue	$215,118	$—	$523,407	$—
Service revenue	54,138	50,987	132,891	163,824
Grant revenue	92	1,450	5,948	1,450
Total revenues	269,348	52,437	662,246	165,274
Operating expenses:
Cost of product revenue (excluding depreciation and amortization)	152,588	—	385,829	—
Cost of service revenue (excluding depreciation and amortization)	39,595	39,574	114,381	144,546
Cost of grant revenue (excluding depreciation and amortization)	101	1,459	5,962	1,459
Cost of service revenue (excluding depreciation and amortization) - affiliated companies	7,762	5,736	20,799	18,767
Total cost of revenues	200,046	46,769	526,971	164,772
Depreciation and amortization	13,180	815	41,155	2,190
Research and development	7,458	3,957	20,776	5,329
General and administrative expense (excluding depreciation and amortization)	82,913	16,315	193,930	47,119
Total operating expenses	303,597	67,856	782,832	219,410
Operating loss	(34,249)	(15,419)	(120,586)	(54,136)
Other income (expense), net:
Interest income	2,963	4,833	5,870	9,752
Interest expense	(4,532)	(1,344)	(13,900)	(1,442)
Change in fair value of earn-out liabilities	—	—	—	(33,369)
Change in fair value of warrant liabilities	30,010	1,950	8,966	31,919
Change in fair value of contingent consideration liabilities	3,618	—	2,207	—
Other income, net	(1,164)	25	(1,270)	90
Total other income, net	30,895	5,464	1,873	6,950
Loss before income taxes	(3,354)	(9,955)	(118,713)	(47,186)
Income tax expense	—	(5)	(10)	(5)
Net loss	(3,354)	(9,960)	(118,723)	(47,191)
Net income (loss) attributable to redeemable noncontrolling interest	256	(3,445)	(32,009)	(4,944)
Net income attributable to noncontrolling interest	406	327	1,134	1,172
Net loss attributable to the Company	(4,016)	(6,842)	(87,848)	(43,419)
Less: Preferred dividends	(173)	(158)	(502)	(456)
Net loss attributable to Class A common shareholders	$(4,189)	$(7,000)	$(88,350)	$(43,875)

Net loss per share
Net loss per share of Class A common stock - basic and diluted	$(0.02)	$(0.06)	$(0.55)	$(0.38)
Weighted-average common shares outstanding
Weighted average shares outstanding - basic and diluted	173,425,260	117,815,856	161,252,158	114,150,168

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to the Company	$(4,016)	$(6,842)	$(87,848)	$(43,419)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15)	—	(15)	—
Total other comprehensive income (loss), net of tax	(15)	—	(15)	—
Comprehensive loss, net of tax	$(4,031)	$(6,842)	$(87,863)	$(43,419)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Mezzanine Equity
(In thousands except per share data)
(Unaudited)

Three Months Ended September 30, 2026
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, June 30, 2026	5,000	$6,945	$1,194,653
Cumulative preferred dividends	—	173	—
Accretion of preferred stock discount	—	2	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(411,181)
Net income attributable to redeemable noncontrolling interests	—	—	256
Balance, September 30, 2026	5,000	$7,120	$783,728

Nine Months Ended September 30, 2026
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2025	5,000	$6,613	$951,536
Cumulative preferred dividends	—	502	—
Accretion of preferred stock discount	—	5	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(135,799)
Net loss attributable to redeemable noncontrolling interests	—	—	(32,009)
Balance, September 30, 2026	5,000	$7,120	$783,728

Three Months Ended September 30, 2025
	Series A Preferred Stock		Redeemable Noncontrolling Interests
	Shares	Amount
Balance, June 30, 2025	5,000	$6,291	$663,725
Cumulative preferred dividends	—	158	—
Accretion of preferred stock discount	—	2	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(19,620)
Net loss attributable to redeemable noncontrolling interests	—	—	(3,445)
Balance, September 30, 2025	5,000	$6,451	$640,660

Nine Months Ended September 30, 2025
	Series A Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2024	5,000	$5,990	$1,005,965
Cumulative preferred dividends	—	456	—
Accretion of preferred stock discount	—	5	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	(360,361)
Net loss attributable to redeemable noncontrolling interests	—	—	(4,944)
Balance, September 30, 2025	5,000	$6,451	$640,660

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands except per share data)
(Unaudited)

Three Months Ended September 30, 2026
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Equity (Deficit)	AOCI	Shareholders’ Equity attributable to the Company	NCI	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2026	171,720,829	$17	55,851,004	$6	$(33,525)	$—	$(257,147)	$—	$(290,649)	$567	$(290,082)
Share-based compensation expense	—	—	—	—	—	10,610	—	—	10,610	—	10,610
Cumulative preferred dividends	—	—	—	—	—	(173)	—	—	(173)	—	(173)
Accretion of preferred stock discount	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Acquisition of Goonhilly and related adjustments (Note 3)	960,649	—	—	—	—	11,635	—	—	11,635	—	11,635
Class A common stock issued related to contingency consideration release (Note 3)	95,324	—	—	—	—	—	—	—	—	—	—
Class A common stock issued related to the ATM Program (Note 12)	5,835,571	1	—	—	—	96,476	—	—	96,477	—	96,477
Class A common stock issued for stock options exercised	38,479	—	—	—	—	(226)	—	—	(226)	—	(226)
Class A common stock issued related to RSU and RSS awards	29,500	—	—	—	—	(2)	—	—	(2)	—	(2)
Class A common stock issued for Class C shares canceled	813,940	—	(813,940)	—	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(118,318)	529,499	—	411,181	—	411,181
Foreign currency translation	—	—	—	—	—	—	—	(15)	(15)	—	(15)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	406	406
Net loss attributable to the Company	—	—	—	—	—	—	(4,016)	—	(4,016)	—	(4,016)
Balance, September 30, 2026	179,494,292	$18	55,037,064	$6	$(33,525)	$—	$268,336	$(15)	$234,820	$973	$235,793

Nine Months Ended September 30, 2026
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Equity (Deficit)	AOCI	Shareholders’ Equity attributable to the Company	NCI	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	123,472,960	$12	58,628,185	$6	$(33,525)	$—	$(721,457)	$—	$(754,964)	$517	$(754,447)
Share-based compensation expense	—	—	—	—	—	29,943	—	—	29,943	—	29,943
Cumulative preferred dividends	—	—	—	—	—	(502)	—	—	(502)	—	(502)
Accretion of preferred stock discount	—	—	—	—	—	(5)	—	—	(5)	—	(5)
Acquisition of Lanteris and related adjustments (Notes 3)	22,991,028	2	—	—	—	403,694	—	—	403,696	—	403,696
Acquisition of Goonhilly and related adjustments (Note 3)	960,649	—	—	—	—	11,635	—	—	11,635	—	11,635
Class A common stock issued related to contingency consideration release (Note 3)	108,914	—	—	—	—	—	—	—	—	—	—
Class A common stock issued related to the ATM Program (Note 12)	14,094,950	2	—	—	—	331,089	—	—	331,091	—	331,091
Class A common stock issued related to Securities Purchase Agreement (Note 12)	11,574,069	1	—	—	—	167,449	—	—	167,450	—	167,450
Class A common stock issued for stock options exercised	120,628	—	—	—	—	(1,458)	—	—	(1,458)	—	(1,458)
Class A common stock issued related to RSU and RSS awards	2,579,973	1	—	—	—	(3)	—	—	(2)	—	(2)
Class A common stock issued for Class C shares canceled	3,591,121	—	(3,591,121)	—	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(678)	(678)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(941,842)	1,077,641	—	135,799	—	135,799
Foreign currency translation	—	—	—	—	—	—	—	(15)	(15)	—	(15)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	1,134	1,134
Net loss attributable to the Company	—	—	—	—	—	—	(87,848)	—	(87,848)	—	(87,848)
Balance, September 30, 2026	179,494,292	$18	55,037,064	$6	$(33,525)	$—	$268,336	$(15)	$234,820	$973	$235,793

Three Months Ended September 30, 2025
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	119,849,589	$12	61,060,280	$6	$(33,525)	$—	$(347,689)	$(381,196)	$2,073	$(379,123)
Share-based compensation expense	—	—	—	—	—	1,416	—	1,416	—	1,416
Cumulative preferred dividends	—	—	—	—	—	(158)	—	(158)	—	(158)
Accretion of preferred stock discount	—	—	—	—	—	(2)	—	(2)	—	(2)
Capped call transactions (Note 10)	—	—	—	—	—	(36,777)	—	(36,777)	—	(36,777)
Class A common stock issued for stock options exercised	41,458	—	—	—	—	(179)	—	(179)	—	(179)
Class A common stock issued for vested RSUs and PSUs	21,950	—	—	—	—	(38)	—	(38)	—	(38)
Class A common stock issued for Class C shares canceled	161,016	—	(161,016)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	(18)	—	(18)	(1,508)	(1,526)
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	35,756	(16,136)	19,620	—	19,620
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	327	327
Net loss attributable to the Company	—	—	—	—	—	—	(6,842)	(6,842)	—	(6,842)
Balance, September 30, 2025	120,074,013	$12	60,899,264	$6	$(33,525)	$—	$(370,667)	$(404,174)	$892	$(403,282)

Nine Months Ended September 30, 2025
	Common Stock Class A		Common Stock Class C		Treasury Stock	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit attributable to the Company	NCI	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	101,859,000	$10	55,394,533	$6	$(12,825)	$—	$(996,453)	$(1,009,262)	$1,228	$(1,008,034)
Share-based compensation expense	—	—	—	—	—	6,780	—	6,780	—	6,780
Cumulative preferred dividends	—	—	—	—	—	(456)	—	(456)	—	(456)
Accretion of preferred stock discount	—	—	—	—	—	(5)	—	(5)	—	(5)
Capped call transactions (Note 10)	—	—	—	—	—	(36,777)	—	(36,777)	—	(36,777)
Class A common stock issued for warrants exercised, net of redemption cost	15,358,229	2	—	—	—	176,552	—	176,554	—	176,554
Repurchase of Class A common stock	—	—	—	—	(20,700)	—	—	(20,700)	—	(20,700)
Class A common stock issued for stock options exercised	102,920	—	—	—	—	(521)	—	(521)	—	(521)
Class A common stock issued for vested RSUs and PSUs	758,595	—	—	—	—	(4,236)	—	(4,236)	—	(4,236)
Class A common stock issued for Class C shares canceled	1,995,269	—	(1,995,269)	—	—	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	(18)	—	(18)	(1,508)	(1,526)
Issuance of Class C common stock related to earn-out awards (Note 16)	—	—	7,500,000	—	—	167,525	—	167,525	—	167,525
Subsequent remeasurement of redeemable noncontrolling interests	—	—	—	—	—	(308,844)	669,205	360,361	—	360,361
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	1,172	1,172
Net loss attributable to the Company	—	—	—	—	—	—	(43,419)	(43,419)	—	(43,419)
Balance, September 30, 2025	120,074,013	$12	60,899,264	$6	$(33,525)	$—	$(370,667)	$(404,174)	$892	$(403,282)

The accompanying notes are an integral part of these condensed consolidated financial statements

INTUITIVE MACHINES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(118,723)	$(47,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,155	2,190
Provision for credit losses	9,897	135
Amortization of debt discount and issuance costs	1,525	243
Share-based compensation expense	29,943	6,780
Change in fair value of earn-out liabilities	—	33,369
Change in fair value of warrant liabilities	(8,966)	(31,919)
Change in fair value of contingent consideration liabilities	(2,207)	—
Other	(2,975)	177
Changes in operating assets and liabilities:
Trade and other receivables, net	(12,441)	21,299
Inventory	(14,451)	—
Contract assets	(84,581)	24,417
Prepaid expenses	(24,535)	(5,493)
Orbital receivables, net	22,133	—
Other assets, net	(82,558)	1,991
Accounts payable and accrued expenses	54,574	(3,940)
Accounts payable – affiliated companies	3,645	(524)
Contract liabilities – current and long-term	68,218	(11,724)
Pension and other postretirement benefits	(11,757)	—
Other liabilities	86,398	3,167
Net cash used in operating activities	(45,706)	(7,023)
Cash flows from investing activities:
Purchase of property and equipment	(66,641)	(25,987)
Acquisition of businesses, net of cash acquired	(464,887)	—
Net cash used in investing activities	(531,528)	(25,987)
Cash flows from financing activities:
Proceeds from issuance of securities	511,875	—
Proceeds from issuance of convertible notes, net of discount	—	335,513
Purchase of capped call transactions	—	(36,777)
Warrants exercised	—	176,620
Redemption of warrants	—	(66)
Payment of debt issuance costs	—	(929)
Transaction costs related to the issuance of securities	(13,336)	—
Repurchase of Class A Common Stock	—	(20,700)
Repayment of loans	(8,872)	—
Settlement of securitization facility	(18,652)	—
Payment of withholding taxes from share-based awards	(1,461)	(4,757)
Distributions to noncontrolling interests	(678)	(1,526)
Net cash provided by financing activities	468,876	447,378
Net increase (decrease) in cash, cash equivalents and restricted cash	(108,358)	414,368
Cash, cash equivalents and restricted cash at beginning of the period	585,339	209,649
Cash, cash equivalents and restricted cash at end of the period	476,981	624,017
Less: restricted cash	13,171	2,042
Cash and cash equivalents at end of the period	$463,810	$621,975
Supplemental disclosure of cash flow information
Cash paid for interest	$61	$—
Cash paid for income taxes	$9	$5
Accrued capital expenditures	$28,893	$2,309
Noncash operating activities:
Right-of-use assets obtained in exchange for new operating liabilities	$9,478	$6,607
Right-of-use assets increased (reduced) due to lease modifications	$84,015	$(7,103)
Noncash financing activities:
Class A Common Stock issued in acquisition, at fair value (Note 3)	$415,683	$—
Loan assumed as part of acquisition (Note 3)	$8,872	$—
Issuance of Class C Common Stock related to earn-out awards (Note 16)	$—	$167,525
Preferred dividends	$(502)	$(456)
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements and related notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim reporting and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. Our condensed consolidated financial statements include the accounts of Intuitive Machines, Lanteris Space Holdings LLC (“Lanteris”), Goonhilly Earth Station Limited (“Goonhilly”), COMSAT LLC (“COMSAT”), and KinetX Inc. (“KinetX”), Space Network Solutions, LLC (“SNS” or “Space Network Solutions”) a majority-owned subsidiary, and IX, LLC, a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 contained in our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been appropriately disclosed.
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
Major customers are defined as those individually comprising more than 10% of the Company’s total revenue. There were three major customers that accounted for 36%, 25%, and 15% for the three months ended September 30, 2026, and 36%, 26%, and 10% for the nine months ended September 30, 2026, of the Company’s total revenue. There was one major customer that accounted for 72% and 78%, respectively, of the Company’s total revenue for the three and nine months ended September 30, 2025. As of September 30, 2026, there were four major customers that accounted for 36%, 23%, 15% and 14% of the accounts receivable balance as of September 30, 2026, and there were three major customer that accounted for 49%, 23%, and 11% of the accounts receivable balance as of December 31, 2025.
Major suppliers are defined as those individually comprising more than 10% of the annual goods or services purchased. There was no major supplier that accounted for more than 10% of the goods and services we purchased during the three and nine months ended September 30, 2026. There was one major supplier that accounted for 28% and 11% the goods and services purchased during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there was one major supplier that accounted for 15% of the accounts payable balance, and as of December 31, 2025, there was one other major supplier representing 11% of the accounts payable balance.

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

Reductions in orbital consideration resulting from a satellite’s failure to satisfy applicable in-orbit performance requirements are accounted for as changes in the transaction price under ASC 606 rather than as credit losses.

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
Transaction Costs
Business Acquisitions
Transaction costs consists of direct legal, consulting, audit and other fees related to the business acquisition of Lanteris as and Goonhilly further described herein in Note 3 - Acquisitions. For the three and nine months ended September 30, 2026, transaction costs incurred related to acquisitions totaled approximately $9.6 million and $37.5 million, respectively, and was recorded to general and administrative expenses in our statement of operations.
Issuance of Securities
Transaction costs related to various agreements for the issuance of securities (as further described in Note 12), includes direct legal, broker, accounting and other fees. Transaction costs related to these activities totaled approximately $1.6 million and $13.3 million for the three and nine months ended September 30, 2026, respectively.

On-Orbit Support and Monitoring Obligations
In connection with the acquisition of Lanteris (as further discussed in Note 3 - Acquisitions), the Company assumed obligations to provide ongoing technical support, monitoring, and related services for certain satellites following their delivery and placement into orbit. These obligations generally extend over the remaining in-orbit lives of the satellites and include customer help-desk services, satellite performance monitoring, technical assistance, and other ongoing support activities.

The Company recognizes liabilities for the estimated future costs of fulfilling these obligations based on management's assessment of historical support costs, anticipated future service requirements, and the estimated remaining in-orbit lives of the underlying satellites. Management periodically reassesses these estimates based on actual experience and changes in expected future support costs.

The related liabilities are included in Other current liabilities and Other non-current liabilities in the condensed consolidated balance sheets. Costs associated with these obligations, including changes in estimated future fulfillment costs, are recognized within Cost of product revenue (excluding depreciation and amortization) in the condensed consolidated statements of operations.

The current and non-current portions of these obligations totaled $32.7 million as of September 30, 2026 and $35.2 million as of January 13, 2026, the acquisition date of Lanteris. The net decrease of $2.5 million reflects the utilization of accrued amounts as support services were provided, partially offset by additional expense accruals during the post-acquisition period.

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

Other Current Liabilities
As of September 30, 2026 and December 31, 2025, other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$39,007	$12,818
Income tax payable	609	143
Professional fees accruals	13,551	11,458
Commercial insurance financing	567	—
Loan interest payable	4,313	3,186
Securitization liabilities	21,901	—
Contingent consideration liabilities (Note 3 and 16)	3,146	5,353
Pension liability	1,868	—
On-orbit support and monitoring obligations	5,000	—
Transition service agreement ("TSA") accrual	2,997	—
Program cost accruals	1,725	—
Other accrued liabilities	9,396	70
Other current liabilities	$104,080	$33,028

Other Non-Current Liabilities
As of September 30, 2026 and December 31, 2025, other non-current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Securitization liabilities	$22,431	$—
On-orbit support and monitoring obligations	27,682	—
Deferred tax liability	5,191	—
Other accrued liabilities	6,043	240
Other non-current liabilities	$61,347	$240

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, and related notes were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.
As of September 30, 2026, the Company had cash and cash equivalents of $463.8 million and working capital of $273.3 million. The Company invests excess cash in highly liquid, low risk interest-bearing overnight sweep and demand deposit accounts with major financial institutions. The Company has historically funded its operations through internally generated cash on hand, proceeds from sales of its capital stock, proceeds from warrant exercises, and proceeds from the issuance of bank debt.

Goonhilly Acquisition
On August 3, 2026, the Company completed the Goonhilly Acquisition (defined below) by acquiring all of the issued and outstanding shares of Goonhilly Earth Station Limited, a ground station and satellite communications company incorporated in England and Wales (the "UK Acquisition"), and all of the issued and outstanding membership interests of COMSAT LLC, formerly Goonhilly Inc., (the "US Acquisition," and together with the UK Acquisition, the “Goonhilly Acquisition”). The aggregate consideration transferred at the closing of the Goonhilly Acquisition was $32.2 million, consisting of $20.4 million in cash, $0.1 million of retention bonuses deemed to be part of consideration, and the issuance of 960,649 shares of the Company's Class A Common Stock valued at $11.7 million based on the acquisition-date opening stock price of $12.21. The Company funded the cash consideration using cash on hand. See Note 3 - Acquisitions for more information on the Goonhilly Acquisition.

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
February 2026 Securities Purchase Agreement
On February 27, 2026, the Company completed the issuance and sale to certain institutional investors or their affiliates (collectively, the “Investors”) of 11,574,069 shares of the Company’s Class A Common Stock at a price of $15.12 per share for an aggregate purchase price of $175.0 million pursuant to the terms of a definitive securities purchase agreement (the “Securities Purchase Agreement”), and incurred related transaction costs of $7.5 million for the nine months ended September 30, 2026. Refer to Note 12 for additional information on this issuance.

ATM Program
On June 2, 2026, the Company entered into a Sales Agreement (as defined in Note 12) with the selling agents named therein pursuant to which the Company may, from time to time, offer and sell shares of the Class A Common Stock for aggregate gross proceeds of up to $500.0 million pursuant to an at-the-market financing facility (the “ATM Program”). During the second and third quarters of 2026, the Company raised approximately $331.8 million in net proceeds and incurred additional transaction fees of approximately $0.6 million for the initial set-up costs pursuant to the ATM Program. Refer to Note 12 for additional information on the ATM Program. For further information on the related transaction costs, refer to the above disclosure, Transaction Costs - Issuance of Securities, within this Note 2.
Management believes that the cash and cash equivalents as of September 30, 2026 and the liquidity provided from the proceeds of the issuance of securities pursuant to the ATM Program and the February 2026 Securities Purchase Agreement will be sufficient to fund its operating and capital requirements and execute its business plan through at least the twelve-month period from the date the unaudited condensed consolidated financial statements are issued.
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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The standard can be adopted early and must be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company early adopted the standard effective January 1, 2026 and applied the guidance prospectively in determining the accounting acquirer for the Lanteris and Goonhilly acquisitions.

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

NOTE 3 - ACQUISITIONS
Goonhilly Acquisition
On August 3, 2026, the Company completed the acquisition of 100% of the issued and outstanding shares of Goonhilly Earth Station Limited, incorporated in England and Wales (the "UK Acquisition"), and 100% of the issued and outstanding membership interests of COMSAT LLC, formerly Goonhilly Inc., (the "US Acquisition," and together with the UK Acquisition, the “Goonhilly Acquisition”, collectively “Goonhilly,” a ground station and satellite communications company. The acquisition date fair value of consideration transferred totaled approximately $32.2 million consisting of $20.4 million in cash, $0.1 million of retention bonuses, and the issuance of 960,649 shares of the Company’s Class A Common Stock valued at $11.7 million, based on the acquisition date opening stock price of $12.21 per share. The Company funded the cash consideration and cash transaction bonuses using cash on hand. The excess of the consideration transferred over the fair value of the acquired net assets was recorded as goodwill which primarily represents expected synergies, network expansion capabilities, developed workforce and infrastructure and future opportunities. The goodwill is partially deductible for income tax purposes. During the three and nine months ended September 30, 2026, the Company incurred transaction and integration costs related to the acquisition of $2.0 million and $3.4 million, respectively, which are recorded in general and administrative expense on our condensed consolidated statement of operations.
The following table presents the purchase consideration and the preliminary estimated fair values of the assets acquired and liabilities assumed by the Company as of the acquisition date (in thousands):

August 3, 2026
Cash consideration	$20,381
Fair value of Class A Common Stock issued	11,730
Transaction bonuses and other adjustments	92
Purchase consideration	$32,203

Assets:
Cash and cash equivalents	$2,648
Trade and other receivables	2,757
Contract assets	298
Inventory	24
Prepaid and other current assets	3,660
Property and equipment	19,862
Intangible assets	10,951
Finance lease right-of-use assets	127
Other assets	793
Total assets	41,120
Liabilities:
Accounts payable and accrued expenses	2,981
Contract liabilities	1,059
Finance lease liabilities, current	34
Other current liabilities	917
Finance lease liabilities, non-current	93
Deferred tax liability, non-current	5,162
Other non-current liabilities	8,843
Total liabilities	19,089
Fair value of net identifiable assets acquired	22,031
Goodwill	$10,172

In connection with the Goonhilly Acquisition, which was negotiated on a debt-free basis, the Company assumed a loan of approximately $8.9 million payable by Goonhilly to its former parent and is included in Other non-current liabilities in the table above. The loan was settled shortly after the acquisition date as contemplated by the transaction terms. The subsequent repayment did not represent additional consideration transferred and was reflected as a financing cash outflow in the Company's condensed consolidated statement of cash flows.

The following table summarizes the preliminary estimated fair values of intangible assets acquired by class and the related estimated lives (in thousands, except useful life in years):

Intangible Asset	Estimated Life in Years	August 3, 2026
Trademark / trade name	10	$1,075
Customer relationships	10	9,272
Developed technologies	5	605
Total intangible assets		$10,951

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

The result of operations of Goonhilly have been included in the Company’s condensed consolidated statement of operations since the date of acquisition, August 3, 2026. For the three and nine months ended September 30, 2026, Goonhilly contributed revenues of $2.5 million and incurred operating losses of $1.6 million.

Lanteris Space Holdings LLC Acquisition
On January 13, 2026, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Lanteris, a spacecraft manufacturer serving national security, civil, and commercial customers. The acquisition expands the Company’s spacecraft manufacturing and space systems capabilities. The acquisition date fair value of consideration transferred totaled approximately $853.3 million consisting of $405.6 million in cash, $43.7 million of cash transaction bonuses (which were included in consideration as they had no required service conditions and were deemed to be for the benefit of the Company), and the issuance of 22,991,028 shares of the Company’s Class A Common Stock valued at $404.0 million, based on the acquisition date closing stock price of $17.57 per share. The Company funded the cash consideration and cash transaction bonuses using cash on hand. The excess of the consideration transferred over the fair value of the acquired net assets was recorded as goodwill which primarily represents expected growth synergies, developed workforce, and future opportunities. The goodwill is partially deductible for income tax purposes. As of September 30, 2026, the Company has incurred transaction and integration costs related to the acquisition of $44.4 million (consisting of $10.4 million incurred during the fourth quarter of 2025, and $7.6 million and $34.0 million, during the three and nine months ended September 30, 2026, respectively), which are recorded in general and administrative expense on our condensed consolidated statement of operations.

During the third quarter of 2026, the Company recorded adjustments to the preliminary purchase price allocation for the Lanteris acquisition, including corrections of identified accounting errors and measurement-period adjustments based on additional information regarding facts and circumstances existing as of the acquisition date. The following table presents the initial purchase price allocation, adjustments recorded during the third quarter, and the updated preliminary allocation of the assets acquired, liabilities assumed, and resulting goodwill (in thousands):

	January 13, 2026
	As Previously Reported	Adjustments	As Adjusted
Cash consideration	$403,340	$2,282	$405,622
Fair value of Class A Common Stock issued	403,953	—	403,953
Transaction bonuses and other adjustments	43,689	—	43,689
Purchase consideration	$850,982	$2,282	$853,264

Assets:
Cash and cash equivalents	$2,242	$—	$2,242
Restricted cash	268	—	268
Trade and other receivables	97,152	—	97,152
Contract assets	23,144	—	23,144
Inventory	56,147	—	56,147
Advances to suppliers	17,125	—	17,125
Prepaid and other current assets	5,798	—	5,798
Property and equipment	162,908	2,907	165,815
Intangible assets	297,000	(28,000)	269,000
Operating lease right-of-use assets	32,174	23,193	55,367
Orbital receivables, non-current	223,366	5,976	229,342
Total assets	917,325	4,075	921,400
Liabilities:
Accounts payable and accrued expenses	40,429	(188)	40,241
Contract liabilities	161,716	—	161,716
Operating lease liabilities, current	17,986	(178)	17,808
Other current liabilities	61,977	—	61,977
Pension and other postretirement benefits, non-current	54,792	—	54,792
Operating lease liabilities, non-current	40,578	(3,128)	37,450
Other non-current liabilities	49,535	21,929	71,464
Total liabilities	427,013	18,435	445,448
Noncontrolling interests	415	—	415
Fair value of net identifiable assets acquired	489,897	(14,359)	475,537
Goodwill	$361,085	$16,641	$377,726

The following table summarizes the preliminary estimated fair values of intangible assets acquired by class and the related estimated lives (in thousands, except useful life in years):

		January 13, 2026
Intangible Asset	Estimated Life in Years	As Previously Reported	Adjustments	As Adjusted
Trademark / trade name	1	$5,000	$—	$5,000
Customer relationships	15	138,000	(28,000)	110,000
Developed technologies	15	154,000	—	154,000
Total intangible assets		$297,000	$(28,000)	$269,000

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

During the third quarter of 2026, the Company recorded adjustments to the preliminary purchase price allocation associated with the Lanteris acquisition, including corrections of immaterial accounting errors and measurement-period adjustments based on additional information regarding facts and circumstances existing as of the acquisition date. The Company evaluated all accounting errors individually and in the aggregate and concluded that they were not material to the previously issued interim financial statements. Accordingly, the corrections were recorded during the third quarter of 2026.

The results of operations of Lanteris has been included in the Company’s condensed consolidated statement of operations since the date of acquisition, January 13, 2026. For the three and nine months ended September 30, 2026, Lanteris contributed revenue of $215.1 million and $523.4 million, respectively, and operating income of $23.2 million and $47.9 million, respectively.

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

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenues	$269,348	$198,413	$675,362	$620,002
Net income (loss)	$(3,354)	$(19,549)	$(120,556)	$(69,035)
Net income (loss) attributable to the Company	$(4,016)	$(16,431)	$(89,681)	$(65,263)
Net income (loss) attributable to Class A common shareholders	$(4,189)	$(16,589)	$(90,183)	$(65,719)

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
During the three months ended September 30, 2026, the Company completed its valuation of the assets acquired and liabilities assumed in connection with the KinetX acquisition and finalized the allocation of purchase consideration. The amounts presented in the table below reflect the final acquisition-date fair values (in thousands). Certain cash and shares remain in escrow pursuant to indemnification provisions of the acquisition agreement. The release or settlement of these amounts will be accounted for in accordance with the applicable accounting guidance.

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

The following table summarizes the final acquisition-date fair values of intangible assets acquired by class and the related estimated lives (in thousands, except useful life in years):

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

The result of operations of KinetX has been included in the Company’s condensed consolidated statement of operations since the date of acquisition, October 1, 2025. For the three and nine months ended September 30, 2026, KinetX contributed revenues of $1.4 million and $4.4 million, respectively, and incurred operating loss of $1.2 million and $3.5 million, respectively.
NOTE 4 - REVENUE
Disaggregated Revenue
The following table disaggregates our revenue by contract type for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenue by contract type
Fixed price	$234,159	87%	$30,275	58%	$576,264	87%	$95,992	58%
Cost reimbursable	32,879	12%	19,190	36%	73,377	11%	62,877	38%
Time and materials	2,218	1%	1,522	3%	6,657	1%	4,955	3%
Revenue from contracts with customers	269,256	100%	50,987	97%	656,298	99%	163,824	99%
Grant revenue	92	—%	1,450	3%	5,948	1%	1,450	1%
Total revenue	$269,348	100%	$52,437	100%	$662,246	100%	$165,274	100%

The following table disaggregates our revenue by customer type for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenue by customer type
Commercial	$96,725	36%	$6,525	12%	$227,193	34%	$18,709	11%
Civil	103,082	38%	41,539	80%	247,936	38%	140,139	85%
National security	69,449	26%	2,923	6%	181,169	27%	4,976	3%
Revenue from contracts with customers	269,256	100%	50,987	97%	656,298	99%	163,824	99%
Grant revenue	92	—%	1,450	3%	5,948	1%	1,450	1%
Total revenue	$269,348	100%	$52,437	100%	$662,246	100%	$165,274	100%
We geographically disaggregate revenue based on the customer’s country of domicile. Most revenue is derived from customers in the United States. Revenue from foreign customers represented 0.9% and 0.6% of total revenue for the three and nine months ended September 30, 2026, respectively, compared to 10.3% and 6.5%, respectively, for the three and nine months ended September 30, 2025.
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
The following table presents contract assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Contract assets
Unbilled receivables(1)	$29,880	$12,228
Deferred contract costs	90,379	8
Total	$120,259	$12,236

(1)    The balance as of September 30, 2026 includes approximately $12.1 million related to Lanteris, which was acquired on January 13, 2026. See Note 3 for additional information on the Lanteris acquisition.
Amortization expense associated with deferred contract costs for subcontracted launch services was recorded in cost of service revenue and was $11.5 million and $25.8 million for the three and nine months ended September 30, 2026, respectively, compared to $7.1 million and $22.7 million for the three and nine months ended September 30, 2025, respectively. Launch delay fees are recorded directly to the cost of service revenue and were zero and $2.3 million for the three and nine months ended September 30, 2025 and no launch delay fees were incurred for the three and nine months ended September 30, 2026.

The following table presents contract liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Contract liabilities – current
Deferred revenue(1)	$211,089	$45,712
Contract loss provision	11,847	6,996
Accrued launch costs	70,570	4,660
Total contract liabilities – current	293,506	57,368
Contract liabilities – long-term
Deferred revenue	502	5,900
Contract loss provision	694	441
Total contract liabilities – long-term	1,196	6,341
Total contract liabilities	$294,702	$63,709

(1)    The balance as of September 30, 2026 includes approximately $157.1 million in contract liabilities, current, related to Lanteris, which was acquired on January 13, 2026. See Note 3 for additional information on the Lanteris acquisition.

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $23.1 million and $40.9 million during the nine months ended September 30, 2026 and 2025, respectively.

Loss Contracts
A contract loss occurs when the current estimate of the consideration that we expect to receive is less than the current estimate of total estimating costs to complete the contract. For purposes of determining the existence of or amount of a contract loss, we consider total contract consideration, including any variable consideration constrained for revenue recognition purposes. We may experience favorable or unfavorable changes to contract losses from time to time due to changes in estimated contract costs and modifications that result in changes to contract price. We recorded net losses related to contracts with customers of $4.1 million and $26.6 million for the three and nine months ended September 30, 2026, respectively, and $1.7 million and $23.9 million for the three and nine months ended September 30, 2025, respectively.
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

•Our IM-3 mission contract for lunar payload services became a loss contract in 2021 because estimated contract costs exceeded the estimated consideration expected to be received under the contract. For the nine months ended September 30, 2026 and 2025, changes in estimated contract costs resulted in additional contract losses of $9.1 million and $19.6 million, respectively. The higher estimated contract costs was primarily driven by schedule delays and alignment of the mission schedule with the completion of an internally-developed satellite to be placed in lunar orbit to meet NSN contract obligations. The period of performance for this contract currently runs through March 2027. As of September 30, 2026, this contract was approximately 94% complete. As of September 30, 2026 and December 31, 2025, the contract loss provision recorded in contract liabilities, current was $2.9 million and $6.5 million, respectively in our condensed consolidated balance sheets.
•Our IM-4 mission contract for lunar payload services, became a loss contract during the second quarter of 2025 due to estimated contract costs exceeding the estimated amount of consideration that we expect to receive. During the nine months ended September 30, 2026 and 2025, revisions to estimated contract costs resulted in additional contract losses of $17.6 million and $3.3 million, respectively. The increase in estimated contract costs was primarily driven by obligations to meet customer payload requirements. As of September 30, 2026 this contract was approximately 53% complete. The period of performance for this contract currently runs through August 2028. As of September 30, 2026 and December 31, 2025, the contract loss provision recorded in contract liabilities, current was $8.3 million and $0.5 million, respectively, and $0.7 million and $0.4 million, respectively, recorded in contract liabilities, non-current, in our condensed consolidated balance sheets.
•The remaining loss contracts are individually and collectively immaterial.
Remaining Performance Obligations
Remaining performance obligations represent the remaining transaction price of firm orders for which work has not yet been performed and excludes unexercised contract options. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining fixed price performance obligations was $1.0 billion. The Company expects to recognize revenue on approximately 10-15% of the remaining performance obligations over the remaining 3 months, 45-50% in 2027, 10%-15% in 2028, and the remaining thereafter over the next three years. Remaining performance obligations do not include variable consideration that was determined to be constrained as of September 30, 2026 due to the uncertainty of achieving performance milestones or other factors not yet resolved.
For time and materials contracts and cost reimbursable contracts, we have adopted the practical expedient that allows us to recognize revenue based on our right to invoice; therefore, we do not report unfulfilled performance obligations for time and materials and cost reimbursable agreements.

Grant Revenue and Related Matters
In April 2025, the Texas Space Commission (“TSC”) selected Intuitive Machines for a grant up to $10.0 million from the Space Exploration and Research Fund. This funding supports the development of an Earth reentry vehicle and orbital fabrication lab designed to enable microgravity biomanufacturing and is intended to serve as a critical risk-reduction platform for the Company’s future lunar sample return missions. Under the TSC grant, the Company has applied up to $10.0 million in funds pursuant to budget periods defined in the TSC award through June 30, 2026 as reimbursement for costs incurred in completing the tasks, specified by the Company, to complete the design of the Earth reentry vehicle. The TSC can terminate the TSC award for convenience. Under such a termination, the Company will be permitted to seek reimbursement of valid costs incurred through the date of termination. During the three and nine months ended September 30, 2026, the Company recognized grant revenue of $0.1 million and $5.9 million, respectively, compared to $1.5 million for the three and nine months ended September 30, 2025, with the corresponding cost of grant revenue recognized in the condensed consolidated statement of operations. Pursuant to the budget period disclosed above, the TSC grant has reached the end of its period of performance and has entered the close-out process.

NOTE 5 - TRADE AND OTHER RECEIVABLES, NET

	September 30, 2026	December 31, 2025
Trade receivables	$86,961	$12,637
Orbital receivables, current	32,141	—
Grant receivables	—	2,851
Allowance for credit losses	(5,574)	(3,295)
Trade and other receivables, net	$113,528	$12,193
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

As of September 30, 2026, non-current orbital receivables, net of allowance for credit losses of $7.9 million (related to the EchoStar bankruptcy proceedings discussed below), were $208.2 million. Orbital receivables were outstanding from 11 customers, of which three customers individually represented approximately 36%, 29%, and 17%, respectively, of aggregate current and non-current orbital receivables, net of allowances. The Company did not enter into any new securitization transactions involving orbital receivables during the nine months ended September 30, 2026.

The expected timing of remaining contractual cash flows associated with orbital receivables, including incremental contractual consideration contingent on continued satellite performance, is as follows (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Contractual cash flows from orbital receivables	$301,885	$11,939	$51,279	$40,685	$35,846	$32,474	$129,662

Allowance for credit losses
The following table provides a roll-forward of the Company’s allowance for credit losses related to our trade receivables (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$3,295	$—
Provision for credit losses(1)	2,279	135
Write-offs	—	(135)
Ending balance	$5,574	$—

Certain orbital receivables are pledged or otherwise subject to the Company’s securitization facility. See Note 10 - Debt for additional information.

Customer credit and contract exposure

On June 30, 2026, certain subsidiaries and affiliates of EchoStar Corporation commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code. As previously disclosed, the Company evaluated its receivable and contract exposure associated with these proceedings and did not record an incremental allowance for expected credit losses as of August 13, 2026, the filing date of our previous Quarterly Report. On September 29, 2026, the Bankruptcy Court confirmed the prepackaged Chapter 11 plan of reorganization for DISH DBS Corporation and certain of its subsidiaries, and the plan became effective and was substantially consummated on October 1, 2026. The restructuring did not adversely affect the Company’s related receivables or contractual payment rights, and no scheduled payments associated with these receivables were delinquent or missed. The Company did not identify incremental expected credit losses associated with the DISH DBS bankruptcy proceedings as of September 30, 2026.

Separately, on August 2, 2026, Hughes Satellite Systems Corporation and certain additional Hughes Corporation-affiliated entities commenced separate voluntary Chapter 11 proceedings. One entity included in the August 2 proceedings is a direct contractual counterparty under one of the Company’s completed satellite programs, while another debtor entity has historically served as a payor, sold-to party, or otherwise have been associated with certain Company contracts.

The Company also continues to perform under an active satellite construction contract with an EchoStar-affiliated entity that was not a debtor in either bankruptcy filing as of November 12, 2026. The Company evaluated the collectability of its accounts receivable and orbital receivables under the expected-credit-loss guidance and reassessed the effect of the bankruptcy proceedings on revenue recognition for its active construction contract. In performing this evaluation, the Company considered, among other factors, the identity and legal obligations of the contractual counterparties, historical and subsequent payment activity, the status of the applicable contracts, expected recoveries and information obtained through the bankruptcy proceedings. The Company did not identify incremental credit loss risk or a need to adjust revenue recognition with respect to the active construction contract.

As of September 30, 2026, the Company had approximately $1.6 million of accounts receivables and $30.3 million of orbital receivables associated with Hughes-affiliated entities. The Company had no contract assets associated with these entities at September 30, 2026.

With respect to the Hughes-related satellite programs, during the three months ended September 30, 2026, the Company recorded an allowance for expected credit losses of $9.5 million, consisting of a current allowance $1.6 million against trade receivables and a non-current allowance of $7.9 million against orbital receivables, non-current, in our condensed consolidated balance sheets, with a corresponding charge to bad debt expense in our condensed consolidated statement of operations. The Company also received one prepetition payment from a Hughes debtor during the period preceding the August 2, 2026 bankruptcy filing that could potentially be subject to a preference action or other recovery claims under applicable bankruptcy law. No such claim has been asserted against the Company as of the date of this filing.

The Hughes bankruptcy proceedings remain ongoing and the ultimate treatment of certain of the Company’s affected claims and contracts has not been determined. Changes in expected recoveries or payment timing, the treatment of contracts or claims in bankruptcy, payment delays, additional affiliate filings or other adverse developments could result in future credit losses, changes in revenue recognition, delayed cash collections or disruption of contract performance. Management will continue contract-specific assessment of expected recoveries and payment timing, including amounts associated with contractual counterparties that are debtors, confirmation of subsequent payment activity, and evaluation of developments in the bankruptcy proceedings through the filing date.

NOTE 6 - INVENTORY

The Company acquired inventory in connection with its acquisition of Lanteris in January 2026, as further discussed in Note 3. As of September 30, 2026, inventories consisted of the following (in thousands):

September 30, 2026
Raw materials	$33,953
Work in progress	36,669
Total Inventory	$70,622

NOTE 7 - PROPERTY AND EQUIPMENT, NET
As of September 30, 2026 and December 31, 2025, property and equipment, net consisted of the following (in thousands):

	September 30, 2026 (1)	December 31, 2025
Leasehold improvements	$48,008	$336
Vehicles and trailers	285	146
Computer equipment and software	17,125	7,931
Furniture and fixtures	4,523	3,097
Machinery and equipment	150,636	9,632
Construction in progress	152,599	54,964
Property and equipment, gross	373,176	76,106
Less: accumulated depreciation and amortization	(46,444)	(7,556)
Property and equipment, net	$326,732	$68,550

(1)    The balance as of September 30, 2026 includes approximately $155.4 million of property and equipment, net (of which $18.9 million is for construction in progress) related to Lanteris which was acquired on January 13, 2026. See Note 3 for additional information on the Lanteris acquisition.

Total depreciation expense related to property and equipment for the three and nine months ended September 30, 2026 was $8.0 million and $23.1 million, and $0.8 million and $2.2 million, respectively, for the three and nine months ended September 30, 2025.

As of September 30, 2026 and December 31, 2025, construction in progress included $126.5 million and $50.8 million, respectively, in capitalized costs associated with the fabrication and development of communications satellites and ground network assets, primarily in support of the NASA Near Space Network (“NSN”) contract.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill
The following table presents the changes in the Company’s goodwill balance as of September 30, 2026 (in thousands):

	Gross Carrying Amount	Impairment	Net Carrying Amount
Balance, December 31, 2025	$18,697	$—	$18,697
Acquisition of Goonhilly (Note 3)	10,172	—	10,172
Acquisition of Lanteris (Note 3)	377,726	—	377,726
Working capital adjustments	58	—	58
Balance, September 30, 2026	$406,653	$—	$406,653

Intangible Assets, Net
Intangible assets, net consist of the following as of September 30, 2026 and December 31, 2025 (in thousands, except useful life in years):

		September 30, 2026
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets
Trademark / trade name	2.6	$6,075	$(3,768)	$2,307
Customer relationships	14.5	121,171	(5,767)	115,404
Developed technology	14.6	166,005	(8,850)	157,155
Total intangible assets, net		$293,251	$(18,385)	$274,866

		December 31, 2025
	Weighted average useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired intangible assets
Customer relationships	10	$1,900	$(47)	$1,853
Developed technology	10	11,400	(285)	11,115
Total intangible assets, net		$13,300	$(332)	$12,968

Our acquired intangible assets are amortized to expense on a straight-line basis over their estimated useful lives. Amortization expense was $5.2 million and $18.1 million for the three and nine months ended September 30, 2026, respectively. No amortization expense was recorded during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses related to intangible assets.
The table below includes the estimated future amortization expense for acquired intangible assets as of September 30, 2026 (in thousands):

Amortization Expense
2026	$6,140
2027	19,562
2028	19,562
2029	19,562
2030	19,562
Thereafter	190,478
Total estimated future amortization expense	$274,866

For additional information on our acquired intangible assets, see Note 3.
NOTE 9 - LEASES
The Company leases real estate for administrative office space, research, marketing and light manufacturing operations of the lessee’s aerospace related research and development business under operating leases.
The Company has operating and finance leases for real estate and equipment with remaining lease terms ranging from 6 months to 265 months, some of which contain options to extend and some of which contain options to terminate the lease without cause at the option of lessee.
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

Palo Alto Campus - Lease Amendment
In July 2026, the Company executed an amendment to the lease agreement for its Palo Alto, California facility that supports spacecraft design, systems engineering, and program management. The amendment extended the lease term by 17 years through July 2043 with an option to extend for an additional 10 years through July 2053, resulting in estimated remeasured right-of-use asset and lease liability of $108.1 million.

The following table presents the balance sheet information related to leases as follows (in thousands):

	September 30, 2026 (1)	December 31, 2025

Operating lease right-of-use assets	$175,069	$36,755
Finance lease right-of-use assets	70	94
Total right-of-use assets	$175,139	$36,849

Operating lease liabilities, current	$25,023	$10,466
Operating lease liabilities, non-current	147,659	26,290
Total operating lease liabilities	172,682	36,756

Finance lease liabilities, current	$20	$48
Finance lease liabilities, non-current	14	20
Total finance lease liabilities	34	68

Total lease liabilities	$172,716	$36,824

(1)     As of September 30, 2026, the lease balances included approximately $134.6 million of operating right-of-use assets, $18.8 million of operating lease liabilities, current, and $116.9 million of operating lease liabilities, non-current related to Lanteris which was acquired on January 13, 2026. See Note 3 for additional information regarding the acquisition of Lanteris.

The components of total lease expense recorded in cost of product revenue (excluding depreciation and amortization) and general and administrative expense (excluding depreciation and amortization) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$11,465	$1,232	$19,462	$3,547
Finance lease cost	9	10	27	30
Variable lease cost	(406)	96	1,169	264
Short-term lease cost	339	137	577	401
Total lease cost	$11,407	$1,475	$21,235	$4,242

The components of supplemental cash flow information are as follows (in thousands):

	Nine Months Ended September 30,
	2026		2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities	$22,808	$3	$2,695	$6
Cash flows from financing activities	$—	$35	$—	$32
Right-of-use assets obtained in exchange for new lease liabilities	$9,478	$—	$6,607	$—
Right-of-use assets increased (reduced) due to lease modifications	$84,015	$—	$(7,103)	$—
Weighted average remaining lease term (months)	175	20	215	25
Weighted average discount rate	8.8%	8.1%	11.3%	8.0%

The table below includes the estimated future undiscounted cash flows for operating and finance leases as of September 30, 2026 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$11,728	$7
2027	22,007	21
2028	21,460	8
2029	21,227	—
2030	18,651	—
Thereafter	243,039	—
Total undiscounted lease payments	$338,112	$36
Less: imputed interest	165,430	2
Present value of lease liabilities	$172,682	$34
NOTE 10 - DEBT

The following table summarizes our outstanding debt (in thousands):

	September 30, 2026	December 31, 2025
Convertible Notes	$345,000	$345,000
Less: unamortized debt discount	(7,414)	(8,803)
Less: unamortized debt issuance costs	(726)	(862)
Total long-term debt	$336,860	$335,335
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

The Convertible Notes include customary covenants and certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company after which the notes become automatically due and payable. As of September 30, 2026, the Company was in compliance with all debt covenant requirements related to the Convertible Notes.

As of September 30, 2026, the aggregate fair value of the Convertible Notes was $508.2 million based on an observable market quote in an active market (Level 2 inputs). Debt discount and issuance costs are comprised of costs incurred in connection with debt issuance and are presented in the accompanying condensed consolidated balance sheet as a deduction to the carrying amount of the debt and amortized using the effective interest method to interest expense over the term of the debt. The conversion feature was evaluated under ASC 815, “Derivatives and Hedging” and ASC 470-20 “Debt with Conversion and Other Options” and was not separated as a derivative because it met the equity scope exception; therefore, the Convertible Notes are accounted for entirely as a liability. As of September 30, 2026, the effective interest rate on the Convertible Notes, including the impact of the debt discount and issuance costs, was approximately 3.06%. During the three and nine months ended September 30, 2026, the Company recognized $2.7 million and $8.0 million, respectively, of interest expense related to the Convertible Notes which included the amortization of the debt discount and issuance costs of $0.5 million and $1.5 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized $1.3 million of interest expense related to the Convertible Notes which included the amortization of the debt discount and issuance costs of $0.2 million.

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
On January 12, 2026, the Company and Stifel Bank entered into a waiver, in respect to the Loan Agreement pursuant to which Stifel Bank consented to the acquisition of Lanteris (as discussed in Note 3) and halted any borrowing and covenant obligations by the Company under the Revolving Facility. As of September 30, 2026, there was no outstanding debt under the Stifel Loan Agreement.

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
Securitization liabilities current and non-current are included in other current liabilities, and other non-current liabilities, respectively, in our condensed consolidated balance sheet are as follows (in thousands):

September 30, 2026
Current portion	$21,901
Non-current portion	22,431
Total securitization liabilities	$44,332

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

For the three and nine months ended September 30, 2026, we recognized U.S federal and state tax expense of zero and $10 thousand, respectively. For the corresponding periods in 2025, we recognized $5 thousand U.S. federal and state expense for income taxes. Our effective combined effective tax rates were nil for the three and nine months ended September 30, 2026 and 2025.

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

All such payments to the TRA Holders are the obligations of the Company, and not that of Intuitive Machines, LLC. As of September 30, 2026, based primarily on historical losses of the Company, management has determined it is more-likely-than-not that the Company will be unable to utilize its deferred tax assets subject to the TRA; therefore, management applies a full valuation allowance to deferred tax asset for a corresponding liability under the TRA related to the tax savings the Company may realize from the utilization of tax deductions related to basis adjustments created by the transactions in the Business Combination Agreement. As of September 30, 2026, management does not expect a TRA liability to be recorded.

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
NOTE 12 - MEZZANINE EQUITY AND EQUITY

Capital Stock

The table below reflects share information about the Company’s capital stock as of September 30, 2026.

	Par Value	Authorized	Issued	Treasury Stock	Outstanding
Class A Common Stock	$0.0001	500,000,000	179,494,292	(2,191,080)	177,303,212
Class B Common Stock	$0.0001	100,000,000	—	—	—
Class C Common Stock	$0.0001	100,000,000	55,037,064	—	55,037,064
Series A Preferred Stock	$0.0001	25,000,000	5,000	—	5,000
Total shares		725,000,000	234,536,356	(2,191,080)	232,345,276

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

During the second and third quarters of 2026, the Company sold and issued an aggregate of 14,094,950 shares of Class A Common Stock under the ATM Program and received cash proceeds of approximately $331.8 million, net of $5.2 million in commissions and transaction fees.

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

Redeemable Noncontrolling Interests (Mezzanine Equity)
As of September 30, 2026, the prior investors of Intuitive Machines, LLC own 23.7% of the outstanding common units of Intuitive Machines, LLC. The prior investors of Intuitive Machines, LLC have the right to exchange their common units in Intuitive Machines, LLC (along with the cancellation of the paired shares of Class B Common Stock or Class C Common

Stock in Intuitive Machines, Inc.) for shares of Class A Common Stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Intuitive Machines, LLC’s common units for cash proceeds must be approved by the Board. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If the prior investors elect the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to the Company’s Board approval.

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

As of September 30, 2026, there have been no exercises of the Preferred Investor Warrants.

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

During the period from June 5, 2024 to June 7, 2024, the investor exercised 300,000 Conversion Series B Warrants, resulting in the issuance of an equal number of shares of Class A Common Stock. During the period from November 21, 2024 to November 29, 2024, the investor exercised the remaining 3,850,780 Conversion Series B Warrants, resulting in the issuance of an equal number of Class A Common Stock. As of September 30, 2026, there have been no exercises of the Conversion Series A Warrants.

During the three and nine months ended September 30, 2026, the Company recognized gains of $30.0 million and $9.0 million, respectively, and $2.0 million and $31.9 million, respectively, for the three and nine months ended September 30, 2025, from the change in fair value of the Conversion Series A Warrant liability in our condensed consolidated statement of operations. See Note 16 for additional information on the fair value measurement of the Conversion Series A Warrants.
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
As of September 30, 2026, Intuitive Machines, LLC was authorized to issue a total of 546,720 Class B Common Units upon exercise of the Incentive Unit Options under the 2021 Plan. The following table provides a summary of the option activity under the 2021 Plan for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2025	748,357	$4.09	5.84
Granted	—	—
Exercised	(201,637)	3.90
Forfeited	—	—
Balance as of September 30, 2026	546,720	$4.17	5.11	$5,506,589
Exercisable as of September 30, 2026	496,657	$3.72	5.03	$5,227,238
Aggregate intrinsic value represents the difference between the exercise price of the options and the market price of our Class A Common Stock.
The following table provides a summary of weighted-average grant-date fair value of unit options under the 2021 Plan:

Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2025	$3.17
Granted	—
Vested	0.66
Forfeited	—
Non-vested as of September 30, 2026	$5.53

Share-based compensation expense related to options was $21 thousand and $87 thousand for the three and nine months ended September 30, 2026, respectively, $50 thousand and $153 thousand for the three and nine months ended September 30, 2025, respectively, and was classified in the condensed consolidated statement of operations under general and administrative expense. As of September 30, 2026, the Company had $47 thousand in estimated unrecognized share-based compensation costs related to outstanding unit options that is expected to be recognized over a weighted average period of 0.85 years.

Following the consummation of the Business Combination, no new awards will be granted under the 2021 Plan.

Intuitive Machines, Inc. 2023 Long Term Omnibus Incentive Plan (the “2023 Plan”)

The 2023 Plan, which became effective in conjunction with closing of the Business Combination, provides for the award to certain directors, officers, employees, consultants and advisors of the Company of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards as well as cash-based awards and dividend equivalents, as determined, and subject to the terms and conditions established, by the Company’s Compensation Committee. Under the 2023 Plan, a maximum of 12,706,811 shares of Class A Common Stock are authorized to be issued. As of September 30, 2026, the Company has issued restricted stock units (“RSUs”), restricted stock shares (“RSSs”), and performance stock units (“PSUs”). No other awards have been granted under the 2023 Plan. As of September 30, 2026, approximately 4,797,002 shares were available for future grants under the 2023 Plan.

Pursuant to the 2023 Plan, the Company grants RSUs and RSSs with time-based vesting requirements which typically vest over one to four years and PSUs with target performance-based vesting requirements based on continuous service. The fair value of these awards are based on the Company’s closing stock price on the date of grant. As of April 2025, all PSU grants were fully vested.

The following table provides a summary of the Company’s 2023 Plan activity:

	Number of Units(1)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	2,752,419	$7.58
Granted	2,883,203	17.69
Vested	(995,411)	7.18
Forfeited	(26,033)	14.25
Balance as of September 30, 2026	4,614,178	$13.95

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

For the three and nine months ended September 30, 2026, the Company recognized share-based compensation expense related to awards granted under the 2023 Plan of $10.6 million and $29.9 million, respectively, within general and administrative expense on our condensed consolidated statement of operations, compared to $1.4 million and $6.6 million for the corresponding periods in 2025, respectively. As of September 30, 2026, the estimated unrecognized share-based compensation costs related to unvested RSUs and RSSs was $27.2 million and $8.6 million, respectively, that is expected to be recognized over a weighted average period of 2.78 years and 0.29 years, respectively.

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

As of September 30, 2026, the Company recorded net pension liabilities of $44.9 million on our condensed consolidated balance sheet, consisting of $1.9 million recorded in other current liabilities and the non-current portion of $43.0 million recorded in pension and other post-retirement benefits.

The service cost component of net periodic benefit cost is recorded in operating expenses, and the other components are recorded in other income (expense), net, in our condensed consolidated statements of operations. The following table summarizes the components of net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Service cost	$550	$1,650
Interest cost	4,777	14,332
Expected return on plans assets	(6,137)	(18,360)
Net periodic benefit	$(810)	$(2,378)

The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations. During the period from January 13, 2026 to September 30, 2026, the Company contributed approximately $7.4 million to the pension plan of the estimated fiscal year 2026 minimum contributions of $8.4 million, and approximately $2.4 million related to the final residual contribution for fiscal year 2025. Additionally, the Company contributed approximately $0.4 million to the other postretirement benefit plans.
NOTE 16 - FAIR VALUE MEASUREMENTS
The following tables summarize the fair value of assets and liabilities that are recorded in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 at fair value on a recurring basis.

	September 30, 2026
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities - Conversion Series A	Recurring	$51,428	$—	$—	$51,428

Contingent consideration liabilities	Recurring	3,146	3,146	$—	—

Total liabilities measured at fair value		$54,574	$3,146	$—	$51,428

	December 31, 2025
	Frequency of Measurement	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities - Conversion Series A	Recurring	$60,394	$—	$—	$60,394

Contingent consideration liabilities	Recurring	5,353	5,353	—	—

Total liabilities measured at fair value		$65,747	$5,353	$—	$60,394

Cash and cash equivalents consist of cash in bank, time deposits and other highly liquid investments purchased with original maturities of less than 90 days. Because of the short-term nature of these instruments, the carrying amounts approximate fair value and therefore are considered Level 1 measurements under the fair value hierarchy.
The following tables provide roll-forwards of the Company’s Level 3 liabilities (in thousands):

Warrant liabilities - Series A
Balance, December 31, 2025	$60,394
Change in fair value	(8,966)
Balance, September 30, 2026	$51,428

	Earn-out liabilities	Warrant liabilities - Series A
Balance, December 31, 2024	$134,156	$68,778
Change in fair value	33,369	(31,919)
Converted to equity	(167,525)	—
Balance, September 30, 2025	$—	$36,859

Earn-out Liabilities
As a result of the Business Combination, certain Intuitive Machines, LLC members received 10,000,000 earn out units of Intuitive Machines, LLC (“Earn Out Units”) subject to certain triggering events. Upon the vesting of any Earn Out Units, each of the certain Intuitive Machines, LLC members will be issued (i) by Intuitive Machines, LLC an equal number of Intuitive Machines, LLC Common Units and (ii) by Intuitive Machines, an equal number of shares of Class C Common Stock, in exchange for surrender of the applicable Earn Out Units and the payment to Intuitive Machines, Inc. of a per-share price equal to the par value per share of the Class C Common Stock. Under the earn out agreement, Earn Out Units of 2,500,000 vested during the year ended December 31, 2023, and the remaining 7,500,000 Earn Out Units vested during nine months ended September 30, 2025.

Conversion Series A Warrant Liabilities
The fair value of the Conversion Series A Warrant liabilities as of September 30, 2026 was estimated using a Black-Scholes-Merton model. The significant assumptions utilized in estimating the fair value of the Conversion Series A Warrant liabilities include: (i) a per share price of the Class A Common Stock of $14.24, (ii) a dividend yield of 0.0%; (iii) a risk-free rate of 4.92%; and (iv) expected volatility of 103%.

Contingent Consideration Liability
On October 1, 2025 and in connection with the purchase consideration related to our acquisition of KinetX, approximately 329,827 shares of Class A Common Stock were held back in escrow to fund post-closing adjustments, in the amount of $3.5 million, based on the acquisition date closing stock price of $10.61, and recorded as a contingent consideration liability in our condensed consolidated balance sheets. During the nine months ended September 30, 2026, 108,914 shares of Class A Common Stock were released from escrow and issued. The fair value of the contingent consideration liability of the remaining 220,913 shares of Class A Common Stock held in escrow as of September 30, 2026 was estimated based on our Class A Common Stock closing stock price of $14.24. See Note 3 - Acquisitions for additional information on the acquisition of KinetX.

NOTE 17 - NET LOSS PER SHARE

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders for the three and nine months ended September 30, 2026 and 2025 by the weighted-average number of shares of Class A common stock outstanding for the same periods.

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

The following table presents the computation of the basic and diluted loss per share of Class A Common Stock (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(3,354)	$(9,960)	$(118,723)	$(47,191)
Less: Net income (loss) attributable to redeemable noncontrolling interest	256	(3,445)	(32,009)	(4,944)
Less: Net income attributable to noncontrolling interest	406	327	1,134	1,172
Net loss attributable to the Company	(4,016)	(6,842)	(87,848)	(43,419)
Less: Cumulative preferred dividends	(173)	(158)	(502)	(456)
Net loss attributable to Class A common shareholders	$(4,189)	$(7,000)	$(88,350)	$(43,875)
Denominator
Basic and diluted weighted-average shares of Class A common stock outstanding	173,425,260	117,815,856	161,252,158	114,150,168

Net loss per share of Class A common stock - basic and diluted	$(0.02)	$(0.06)	$(0.55)	$(0.38)

The following table presents potentially dilutive securities, as of the end of the periods, excluded from the computation of diluted net loss per share of Class A Common Stock as their effect would be anti-dilutive, their exercise price was out-of-the-money, or because of unsatisfied contingent issuance conditions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
2023 Plan Awards (RSU and RSS awards)(1)	4,881,617	2,963,588	4,881,617	2,963,588
Options(1)	546,720	765,042	546,720	765,042
Series A Preferred Stock(2)	2,338,300	2,117,362	2,281,157	2,065,532
Warrants (Conversion Warrants and Preferred Investor Warrants)(1)	4,857,302	4,857,302	4,857,302	4,857,302
Escrow Shares(3)	220,913	—	220,913	—
Convertible Notes(2)	26,310,770	12,297,425	26,310,770	4,099,142

(1)    Represents number of instruments outstanding at the end of the period that were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive. The number of 2023 Plan awards outstanding as of September 30, 2026 consists of 4,614,178 unvested RSU and RSS awards and 267,439 vested RSUs with elected deferrals of the issuance of Class A common stock.
(2)    Represents number of instruments outstanding as converted at the end of the period that were evaluated under the if-converted method for potentially dilutive effects and were determined to be anti-dilutive.
(3)    Represents the number of escrow shares outstanding at the end of the period due to unsatisfied contingent issuance conditions and were determined to be anti-dilutive.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. The Company bases any accrual for losses on a variety of factors, including informal settlement discussions. As of September 30, 2026 and December 31, 2025, the aggregate amount accrued on our condensed consolidated balance sheet is approximately $13.1 million and $2.1 million, respectively, and represents management’s best estimate of probable losses. For matters for which no accrual has currently been made or for potential losses in excess of amounts accrued, the Company currently believes, based on management’s assessment, that losses that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. There is a reasonable possibility that losses may be incurred in excess of our accrual for these matters; however, such incremental loss or range of losses cannot be reasonably estimated due to inherent uncertainties in the resolution of these matters. The ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Actual losses may be in excess of any established accrual or range of reasonably possible loss. Should the ultimate outcome of any legal matter be unfavorable, it could have a material adverse effect on our business, financial condition and results of operations. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

On November 22, 2024, Starlight Strategies IV LLC (“Plaintiff”), an alleged successor in interest to a purported former holder of shares of the Company’s 10% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) filed a breach of contract action in Delaware Chancery Court. The complaint alleges that the Plaintiff’s predecessor received fewer shares of common stock upon conversion of its shares of Series A Preferred Stock than it was allegedly entitled to receive under the terms of the applicable certificate of designation. The Plaintiff is seeking unspecified contractual damages and equitable relief. The Company has filed its answer to the complaint and asserted counterclaims against the Plaintiff and third-party claims against certain entities affiliated with the Plaintiff. Also, on January 24, 2025, Kingstown 1740 Fund L.P. and Kingstown Capital Partners LLC (together, “Kingstown”) moved to intervene, seeking to file a complaint in intervention against Starlight. The court granted Kingstown leave to intervene. In connection with the intervention, the Company has agreed to pay Kingstown’s legal fees. In February 2026, the Court granted leave for the parties to file motions for summary judgment, which Motions have been filed, and pending the Motions, it removed deadlines for Expert reports and trial date. The Company has recorded an accrual related to this matter that is included in the aggregate estimate of probable losses disclosed above.

On October 27, 2026, the U.S. Department of Justice served a Civil Investigative Demand on Intuitive Machines, Inc. in connection with a False Claims Act investigation to determine whether there is or has been a violation of the False Claims

Act. The Company intends to cooperate fully with the investigation. The investigation is in its preliminary stages, and at this time, the Company is unable to predict its outcome or determine whether any liability or damages may result. Accordingly, the Company cannot reasonably estimate the amount or range of any potential loss, if any, arising from this matter.

In October 2023, the Civil Division of the U.S. Department of Justice issued a Civil Investigative Demand as part of an investigation into allegations that Lanteris submitted, or caused to be submitted, false claims to the federal government by failing to meet cybersecurity requirements in federal regulations and government contracts issued to Lanteris and made or used false records or statements material to these false claims. In late 2025, the Department of Justice presented its initial civil investigation review to Lanteris that it alleged constitute False Claims Act violations related to certain federal government contracts awarded to Lanteris. Lanteris is cooperating with the investigation. Discussions with the Department of Justice regarding resolution of the investigation are ongoing. In connection with the Company’s acquisition of Lanteris, the Seller Parent, Vantor Holdings Inc., agreed to indemnify Intuitive Machines and its affiliates for the liability of Lanteris related to this investigation.

Purchase Commitments
From time-to-time, we enter into long-term commitments with vendors to purchase launch services and for the development of certain components in conjunction with our obligations under revenue contracts with our customers. Our aggregate purchases under these commitments totaled approximately $35.9 million and $54.7 million for the three and nine months ended September 30, 2026, respectively, and $20.4 million and $49.4 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had remaining purchase obligations under non-cancelable commitments with various vendors totaling $41.5 million of which approximately $8.2 million is due during the remaining of 2026 and $33.3 million due in 2027.

NOTE 19 - RELATED PARTY TRANSACTIONS
Intuitive Machines, IX LLC and Space Network Solutions, LLC have entered into recurring transaction agreements with certain related parties, including sales agreements and loan agreements.

KBR, Inc.
KBR, Inc. (“KBR”), a U.S.-based firm operating in the science, technology and engineering industries holds approximately 10% of the equity of Space Network Solutions, LLC (“SNS”), one of our operating subsidiaries. The Company recognized affiliate revenue from KBR related to engineering services of $0.1 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, there was $0.1 million and $0.3 million, respectively, of affiliate accounts receivable related to KBR revenue.

In addition, SNS incurred cost of revenue with KBR related to the OMES III contract of $7.4 million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively, and $19.4 million and $17.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, there was $5.1 million and $1.6 million, respectively, of affiliate accounts payable related to cost of revenue with KBR. See Note 20 - Variable Interest Entities for more information on the OMES III contract with KBR.

Revenue and expenses related to KBR are incurred in the normal course of business and amounts are settled under normal business terms.

ASES
The Company recognized revenue from Aerodyne‑SGT Engineering Services, LLC (“ASES”) related to engineering services of $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.6 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. There was and $0.2 million of affiliate accounts receivable related to ASES revenue as of September 30, 2026 and December 31, 2025, respectively. ASES is a joint venture between Aerodyne and KBR. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is a current member of management of Aerodyne Industries, LLC.

In addition, SNS incurred cost of revenue with Aerodyne related to the OMES III contract of $0.4 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively and $1.4 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, there was $0.3 million and $0.1 million of affiliate accounts payable related to cost of revenue with Aerodyne. See Note 20 - Variable Interest Entities for more information on the OMES III contract.

Revenue and expenses related to ASES are incurred in the normal course of business and amounts are settled under normal business terms.
X-energy, LLC
The Company incurred no expenses with X-energy, LLC (“X-energy”) for the three months ended September 30, 2026 and 2025, respectively, and zero and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, there was no affiliate accounts payable related to X-energy expenses. Expenses related to X-energy are incurred in the normal course of business and amounts are settled under normal business terms. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, LLC is the Executive Chairman of X-Energy Reactor Company, LLC, which is the parent company of X-Energy.
IBX, LLC and PTX, LLC
From time to time, the Company may incur expenses with IBX, LLC and PTX, LLC (“IBX/PTX”) for the provision of management and professional services in the day-to-day operation of our business. These expenses include, among others, fees for the provision of administrative, accounting and legal services. As such, expenses incurred in relation to IBX/PTX are incurred in the normal course of business and amounts are settled under normal business terms. IBX/PTX is an innovation and investment firm committed to advancing the state of humanity and human knowledge. Kamal Ghaffarian, the Chairman of the Board and one of the co-founders of Intuitive Machines, is a co-founder and current member of management of IBX/PTX. For the three and nine months ended September 30, 2026 and 2025, the Company incurred no expenses. As of September 30, 2026 and December 31, 2025, there was zero and $26 thousand, respectively, of affiliate accounts payable related to IBX/PTX expenses.

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

Space Network Solutions was formed to provide cyber security as well as communication & tracking services using its expertise in developing secure ground system architecture for lunar space missions. In the second quarter of 2023, NASA awarded Space Network Solutions a cost-plus-fixed-fee indefinite-delivery, indefinite quantity contract to support work related to the Joint Polar Satellite System, NASA’s Exploration and In-space Services. Intuitive Machines and KBR entered into a separate joint venture agreement (the “OMES III JV Agreement”) within Space Network Solutions to execute the OMES III contract with a profits interest of 47% for Intuitive Machines and 53% for KBR. We have determined that the OMES III JV Agreement represents a silo within Space Network Solutions and is a standalone VIE. Intuitive Machines is the primary beneficiary of this silo based on the governance structure of the OMES III JV Agreement. As of September 30, 2026, SNS LLC had total assets of $16.5 million and total liabilities of $13.2 million. As of December 31, 2025, SNS LLC had total assets of $7.8 million and total liabilities of $5.5 million.

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

The following presents the significant financial information with respect to the Company’s reportable segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$269,348	$52,437	$662,246	$165,274
Less:
Cost of revenues (excluding depreciation and amortization)(1)	200,046	46,769	526,971	164,772
Depreciation and amortization	13,180	815	41,155	2,190
Research and development	7,458	3,957	20,776	5,329
General and administrative expense (excluding depreciation and amortization)(2)(3)	82,913	16,315	193,930	47,119
Operating loss	(34,249)	(15,419)	(120,586)	(54,136)
Interest income	2,963	4,833	5,870	9,752
Interest expense	(4,532)	(1,344)	(13,900)	(1,442)
Change in fair value of earn-out liabilities	—	—	—	(33,369)
Change in fair value of warrant liabilities	30,010	1,950	8,966	31,919
Change in fair value of contingent consideration liabilities	3,618	—	2,207	—
Other income, net	(1,164)	25	(1,270)	90
Income tax expense	—	(5)	(10)	(5)
Net loss	$(3,354)	$(9,960)	$(118,723)	$(47,191)

(1)    Cost of revenue consists primarily of direct material and labor costs, launch costs, manufacturing overhead, freight expense, and other personnel-related expenses, which include employee compensation and benefits and stock-based compensation.
(2)    General and administrative expense includes sales and marketing expense primarily related to business development expenses such as, employee compensation and benefits, subcontract costs, marketing, and materials and supplies costs. Costs incurred for business development were $4.4 million and $1.2 million, for the three months ended September 30, 2026 and 2025, respectively, and $10.8 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)    Other general and administrative expense primarily includes all other employee compensation and benefits, stock-based compensation, facilities costs, professional services, software licenses, and other administrative costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 which was filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements,“ Part II. Item 1A. “Risk Factors” included in this Quarterly Report, and the section titled Part I. Item 1A. “Risk Factors” in our 2025 Annual Report on Form 10-K filed with the SEC on March 19, 2026, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
Recent Developments
Goonhilly Acquisition
On August 3, 2026, the Company completed the Goonhilly Acquisition by acquiring all of the issued and outstanding shares of Goonhilly Earth Station Limited, a ground station and satellite communications company incorporated in England and Wales (the "UK Acquisition"), and all of the issued and outstanding membership interests of COMSAT LLC, formerly Goonhilly Inc., (the "US Acquisition," and together with the UK Acquisition, the “Goonhilly Acquisition”). The acquisition strengthens the Company’s space infrastructure service with a network of ground stations, increasing visibility across major Earth viewing arcs, enhancing contact opportunities for lunar and deep space missions, and expanding capacity on the Company’s space data network for communications, data transport, and position, navigation, and timing. The aggregate consideration transferred at the closing of the acquisition was $32.2 million, consisting of $20.4 million in cash, $0.1 million of retention bonuses deemed to be part of consideration, and the issuance of 960,649 shares of the Company's Class A Common Stock valued at $11.7 million based on the acquisition-date opening stock price of $12.21. See Note 3 - Acquisitions for more information on the acquisition of Goonhilly.

Recent Awards
In August 2026, the Company was selected by L3Harris Technologies to support the development and production of 18 advanced spacecraft platforms for the Space Development Agency’s Accelerated Missile Defense Tranche 3 (AMDT3) mission. The spacecraft platforms will enable L3Harris’ advanced missile defense solutions for hypersonic and ballistic missile tracking in support of the Golden Dome for America’s spaced-based capabilities and will help homeland defense, deterrence, and ensure U.S. space operations remain resilient and responsive.

In August 2026, the Company was selected by NASA’s Jet Propulsion Laboratory in Southern California to provide the spacecraft platform, system-level integration, and mission solutions for EAGLE-VSWIR, an Earth observation mission under NASA’s Earth Science Division to perform surface biology and geology observations from Earth orbit while demonstrating technologies that could support future lunar and Mars exploration missions. The payload will fly on the IM 300 series platform and is targeted for launch in 2028.

In September 2026, the Company was awarded a contract to build two IM 300 series platforms for Hartford, a National Security Space application.

In October 2026, the Company was selected by NASA for its next-generation Commercial Lunar Payload Services 2 (“CLPS 2”) contract, a multiple-award, indefinite-delivery/indefinite-quantity (“IDIQ”) contract. The base award has a 10-year term and a combined ceiling of $10 billion across all awardees with an optional 5-year extension for an additional $5 billion. CLPS 2 significantly expands the services NASA can procure, including complete payload delivery missions, direct lander acquisitions, and funded technology and payload development.

In November 2026, the Company was selected by NASA’s Jet Propulsion Laboratory (“JPL”) to provide spacecraft platform and system-level integration for FALCON-RADAR, an Earth observation mission that will study clouds and convection from space. The mission will fly on the IM 300 series platform and is targeted for launch no earlier than 2029.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the sections titled Part I., Item 1A. “Risk Factors” in the 2025 Annual Report on Form 10-K, and Part II., Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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

Our ability to expand spaceflight mission operations
Our success will partially depend on our ability to expand our lunar mission operations and win government contracts in 2026 and beyond. We completed the first mission in February 2024 and completed our second mission in March 2025. With binding agreements for additional launches as of September 30, 2026, we have $1.87 billion in contracted backlog, and we are in active discussions with numerous potential customers, including government agencies and private companies, to potentially add to our contracted revenue backlog. See “Key Business Metrics and Non-GAAP Financial Measures,” for information on, and definition, of backlog.
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

Change in fair value of warrant liabilities

In connection with the Private Placement, Warrant Exercise Agreement, and the Bridge Loan Conversion, the Company has issued warrants which are classified as liabilities on our balance sheet. At each period end, the warrants are remeasured to their fair value with the changes during the period recognized in other income (expense) on our condensed consolidated statement of operations. As of September 30, 2026, only the Bridge Loan Conversion warrants remain outstanding. See Notes 13 and 16 of the condensed consolidated financial statements for additional information on the warrant liabilities.

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

Net income (loss) attributable to redeemable noncontrolling interest

Redeemable noncontrolling interest represents the portion of Intuitive Machines, LLC that the Company controls and consolidates but does not own. The noncontrolling interest was created as a result of the Business Combination and represented the common units issued by Intuitive Machines, LLC to the prior investors. The Company allocates net income or loss attributable to the noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss attributable to noncontrolling interests is reflected in the condensed consolidated statement of operations. As of September 30, 2026, the financial results of Intuitive Machines, LLC were consolidated into Intuitive Machines, Inc. and resulted in the allocation of approximately 23.7% of Intuitive Machines, LLC’s net loss to noncontrolling interest.

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
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
(in thousands)	2026	2025		2026	2025
Revenues:
Product revenue	$215,118	$—	$215,118	$523,407	$—	$523,407
Service revenue	54,138	50,987	3,151	132,891	163,824	(30,933)
Grant revenue	92	1,450	(1,358)	5,948	1,450	4,498
Total revenues	269,348	52,437	216,911	662,246	165,274	496,972
Operating expenses:
Cost of product revenue (excluding depreciation and amortization)	152,588	—	152,588	385,829	—	385,829
Cost of service revenue (excluding depreciation and amortization)	39,595	39,574	21	114,381	144,546	(30,165)
Cost of grant revenue (excluding depreciation and amortization)	101	1,459	(1,358)	5,962	1,459	4,503
Cost of service revenue (excluding depreciation and amortization) - affiliated companies	7,762	5,736	2,026	20,799	18,767	2,032
Total cost of revenues	200,046	46,769	153,277	526,971	164,772	362,199
Depreciation and amortization	13,180	815	12,365	41,155	2,190	38,965
Research and development	7,458	3,957	3,501	20,776	5,329	15,447
General and administrative expense (excluding depreciation and amortization)	82,913	16,315	66,598	193,930	47,119	146,811
Total operating expenses	303,597	67,856	235,741	782,832	219,410	563,422
Operating loss	(34,249)	(15,419)	(18,830)	(120,586)	(54,136)	(66,450)
Other income (expense), net:
Interest income	2,963	4,833	(1,870)	5,870	9,752	(3,882)
Interest expense	(4,532)	(1,344)	(3,188)	(13,900)	(1,442)	(12,458)
Change in fair value of earn-out liabilities	—	—	—	—	(33,369)	33,369
Change in fair value of warrant liabilities	30,010	1,950	28,060	8,966	31,919	(22,953)
Change in fair value of contingent consideration liabilities	3,618	—	3,618	2,207	—	2,207
Other income, net	(1,164)	25	(1,189)	(1,270)	90	(1,360)
Total other income, net	30,895	5,464	25,431	1,873	6,950	(5,077)
Loss before income taxes	(3,354)	(9,955)	6,601	(118,713)	(47,186)	(71,527)
Income tax expense	—	(5)	5	(10)	(5)	(5)
Net loss	(3,354)	(9,960)	6,606	(118,723)	(47,191)	(71,532)
Net income (loss) attributable to redeemable noncontrolling interest	256	(3,445)	3,701	(32,009)	(4,944)	(27,065)
Net income attributable to noncontrolling interest	406	327	79	1,134	1,172	(38)
Net loss attributable to the Company	(4,016)	(6,842)	2,826	(87,848)	(43,419)	(44,429)
Less: Preferred dividends	(173)	(158)	(15)	(502)	(456)	(46)
Net loss attributable to Class A common shareholders	$(4,189)	$(7,000)	$2,811	$(88,350)	$(43,875)	$(44,475)

Product and services revenues
The following provides a summary of the significant contracts and estimated mission launch dates for each lunar payload mission impacting our results of operations:

•The NASA payload contract for the IM-3 mission was awarded in November 2021. Total IM-3 mission estimated revenue under fixed-priced contracts is $91.3 million (excluding constrained revenue of $9.7 million) as of September 30, 2026. The IM-3 period of performance runs through March 2027.

•The NASA payload contract for the IM-4 mission was awarded in August 2024. Total IM-4 mission estimated revenue under fixed-priced contracts is $124.5 million (excluding constrained revenue of $16.2 million) as of September 30, 2026. The IM-4 period of performance runs through August 2028.

•The fifth NASA payload contract, the IM-6 mission was awarded in March 2026 and has an estimated revenue under fixed-priced contracts of $160.1 million (excluding constrained revenue of $18.3 million) as of September 30, 2026. The IM-6 period of performance runs through May 2031.

•The sixth NASA payload contract, the IM-5 mission was awarded in June 2026 and has an estimated revenue under a fixed-priced contract with a base-period value of $68.6 million as of September 30, 2026. The contract also includes a customer option period with a value of $79.7 million and a performance incentive of up to $15.0 million. As of September 30, 2026, the option period has not been exercised by the customer. The IM-5 base-period of performance runs through August 2027.

Comparison of three months ended September 30, 2026 and 2025
Total revenue increased by $216.9 million for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily attributable to the January 2026 acquisition of Lanteris, which contributed $215.1 million in revenue during the quarter, consisting of $92.9 million from commercial satellite contracts, $67.6 million from national security contracts, and $54.5 million from civil contracts.

For the three months ended September 30, 2026, revenue from CLPS mission contracts increased slightly by $1.1 million compared to the same period in 2025. The increase was primarily driven by revenue recognized on contracts awarded in 2026 for the IM-5 and IM-6 missions of $12.9 million and $0.4 million, respectively. These increases were partially offset by a $5.1 million decrease in revenue from the IM-4 mission, primarily due to an unfavorable change in estimated contract costs associated with fulfilling payload customer obligations; a $5.5 million decrease from the IM-2 mission, which was completed in 2025; and a $1.5 million decrease from the IM-3 mission as it prepares for its upcoming launch. Revenue from various other contracts and engineering services increased by a net $0.7 million.

Comparison of nine months ended September 30, 2026 and 2025
Total revenue increased by $497.0 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily attributable to the January 2026 acquisition of Lanteris, which contributed $523.4 million in revenue, consisting of $220.6 million commercial satellite contracts, $172.9 million from national security contracts, and $130.0 million from civil contracts.

For the nine months ended September 30, 2026, revenue from CLPS mission contracts decreased by $12.3 million compared to the same period in 2025. The decrease was primarily attributable to the completion of the IM-2 mission in 2025, which contributed $18.3 million in revenue during the prior-year period, as well as revenue decreases of $3.3 million and $4.9 million from the IM-3 and IM-4 missions, respectively. These decreases were partially offset by revenue from contracts awarded in 2026 for the IM-5 and IM-6 missions of $12.9 million and $1.2 million, respectively.

Revenue from the LTV contract decreased by $12.8 million following its completion in the second quarter of 2025, while revenue from the NSN contract declined by $8.9 million, primarily due to schedule delays and an unfavorable change in the EAC. These decreases were partially offset by a net increase of $7.5 million from various other contracts and engineering services.

Cost of revenue (excluding depreciation and amortization)
Comparison of three months ended September 30, 2026 and 2025
Total cost of revenue increased by $153.3 million, for the three months ended September 30, 2026 compared to the same period in 2025. This increase was primarily attributable to the January 2026 acquisition of Lanteris, which incurred $152.6 million in costs during the quarter consisting of $74.6 million related to product costs for commercial satellite contracts, $53.8 million for national security contracts, and $24.2 million for civil contracts.

For the three months ended September 30, 2026, cost of revenue associated with the CLPS mission contracts increased by $5.5 million compared to the same period in 2025. The increase was primarily attributable to costs incurred under contracts awarded in 2026 for the IM-5 and IM-6 missions of $8.5 million and $0.9 million, respectively. These increases were partially offset by a $3.8 million decrease in cost of revenue associated with the IM-4 mission. Cost of revenue associated with various other contracts and engineering services decreased by approximately $4.8 million.

As of September 30, 2026, the IM-3 and IM-4 contracts were in a loss position. Compared to the same period in 2025, accrued contract losses for the three months ended September 30, 2026, increased by approximately $1.6 million for IM-3 and $0.8 million for IM-4.

Comparison of nine months ended September 30, 2026 and 2025
Total cost of revenue increased by $362.2 million for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to the January 2026 acquisition of Lanteris, which incurred $385.8 million in costs, consisting of $168.7 million related to product costs for commercial satellite contracts, $139.0 million for national security contracts, and $78.1 million for civil contracts.

For the nine months ended September 30, 2026, cost of revenue associated with the CLPS mission contracts decreased by $2.2 million compared to the same period in 2025. The decrease was primarily attributable to a $9.3 million reduction in cost of revenue for the IM-2 mission, as the mission was completed in March 2025, and an $11.9 million reduction for the IM-3 mission as higher EAC adjustments were recorded in 2025. These decreases were partially offset by a $9.1 million increase in cost of revenue for the IM-4 mission, driven by higher costs to meet payload customer obligations, as well as costs incurred under contracts awarded in 2026 for the IM-5 and IM-6 missions of $8.5 million and $1.4 million, respectively.

As of September 30, 2026, the IM-3 and IM-4 contracts were in a loss position. For the nine months ended September 30, 2026, accrued contract losses for the IM-3 mission decreased by approximately $10.5 million compared to the same period in 2025. This decrease was partially offset by a $14.2 million increase in accrued contract losses for the IM-4 mission, for the reasons discussed above.

Cost of revenue decreased by $12.8 million on the LTV contract, as the contract was completed in the second quarter of 2025; by $5.4 million on the OMES III contract, due to NASA’s cancellation of the OSAM project; and by $3.6 million on the NSN contract, due to schedule delays. These decreases were partially offset by a $0.5 million increase in cost of revenue associated with various engineering services.

Research and development
Research and development increased by $3.5 million and $15.4 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. These increases were primarily attributable to investments in initiatives focused on expanding the Company’s product and service capabilities.

General and administrative expense (excluding depreciation and amortization)
General and administrative expense (excluding depreciation and amortization) (“G&A”) increased by $66.6 million and $146.8 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. These increases were primarily driven by investments in the Company’s workforce and business infrastructure to support ongoing operations and business development, as well as investments in information technology to enhance corporate and operational processes and systems and research and development initiatives to expand the Company’s product and service capabilities. Additionally, the increases reflect the impact of the Company’s acquisition of Lanteris on January 13, 2026. The components of these increases are summarized below.

The $66.6 million increase for the three months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to higher employee compensation and benefits expense of $20.8 million and increased non-cash share-based compensation expense of $9.2 million. Additionally, professional services increased by $18.8 million, primarily driven by higher accounting, legal, and other consulting fees. Other increases included business development expenses of $2.3 million, software license fees of $1.8 million, credit loss expense of $9.5 million, and various other administrative costs of $4.4 million.

The $146.8 million increase for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to increases in employee compensation and benefits expense of $50.8 million and non-cash share-based compensation expense of $23.2 million. Additionally, professional services increased by $41.8 million, primarily driven by higher accounting, legal, and other consulting fees. Other increases included business development expenses of $6.8 million, software license fees of $4.7 million, credit losses of $9.8 million, and various other administrative costs of $9.8 million.

Other income (expense), net
Total other income, net favorable change of $25.4 million for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to favorable changes in the fair value of warrant liabilities of $28.1 million and contingent consideration liabilities of $3.6 million, and miscellaneous other income of $(1.2) million partially offset by higher interest expense mostly related to the Convertible Notes of $3.2 million, reduction in interest income of $1.9 million.
Total other income, net unfavorable change of $5.1 million for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to the unfavorable change in the fair value of warrant liabilities of $23.0 million, higher interest expense mostly related to the Convertible Notes of $12.5 million, and reduction in interest income of $3.9 million, partially offset by the $33.4 million favorable changes in the fair value of earn out liabilities as the earn out units fully vested during the first quarter of 2025 and contingent consideration liabilities of $2.2 million, and miscellaneous other income of $(1.4) million.
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

The following table presents our backlog as of the periods indicated:

(in thousands)	September 30, 2026	December 31, 2025
Backlog	$1,866,758	$213,070
Orders comprising backlog as of a given balance sheet date are typically invoiced in subsequent periods. As of September 30, 2026, we expect to recognize approximately 13%-15% of our backlog over the remainder of 2026, approximately 40%-45% over the subsequent twelve months of 2027 and the remaining thereafter. Our backlog could experience volatility between periods, including as a result of customer order volumes and the speed of our fulfillment, which in turn may be impacted by the nature of products and services ordered, the amount of inventory on hand to satisfy orders and the necessary development and manufacturing lead time required to satisfy certain orders.
Backlog increased by approximately $1.65 billion as of September 30, 2026, compared to December 31, 2025. This increase includes $612.8 million of acquired backlog from the January 2026 Lanteris acquisition and $31.7 million from the August 2026 Goonhilly acquisition, as well as $1.77 billion in new awards. The new awards were primarily driven by a multi-satellite program supporting three commercial satellites, Space Development Agency Proliferated Warfighter Space Architecture tranche 3 tracking layer, Accelerated Missile Defense Tranche 3 ("AMDT3") constellation, NASA's Jet Propulsion Laboratory Explorer for Artemis Geology, Lunar, and Earth – Visible to Shortwave Infrared (“EAGLE-VSWIR”), and Hartford, two IM 300™ series platforms for a National Security Space application. Additionally, we recognized new awards or expanded contract values for the IM-5 and IM-6 missions, the NSN contract, and various other contract awards. These increases were partially offset by continued performance on existing contracts of $662.2 million, and several adjustments of $94.7 million primarily related to the descoping of the remaining Power Propulsion Element (“PPE”) contract as well as partial descoping of a rideshare contract associated with the IM-4 mission.
As of September 30, 2026, our backlog of $1.87 billion exceeded our remaining performance obligations of $1.00 billion as reported in Note 4 - Revenue to our unaudited condensed consolidated financial statements. The difference of $862.5 million was primarily related to approximately $586.8 million recorded in backlog related to the multi-satellite program discussed above, $226.8 million in backlog related to the funded value of various contracts where revenue is recognized when services are performed and contractually billable and therefore not included in remaining performance obligations, and $48.9 million of variable consideration associated with constrained revenue.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management team uses to assess our operating performance. We calculate Adjusted EBITDA as net income (loss) excluding results from non-operating sources including interest income, interest expense, transaction and integration costs related to acquisitions, non-recurring legal expenses, share-based compensation, change in fair value instruments, gain or loss on issuance of securities, depreciation, impairment of property and equipment, and provision for income taxes.
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
Adjusted EBITDA has limitations as an analytical measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect interest income or interest expense from cash deposits, loans, or investments, transaction and integration costs related to acquisitions, certain legal settlement expenses or other non-operating gains and losses, which may represent an increase to or reduction in cash available to us;
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(3,354)	$(9,960)	$(118,723)	$(47,191)
Adjusted to exclude the following:
Income tax expense	—	5	10	5
Depreciation and amortization	13,180	815	41,155	2,190
Interest income	(2,963)	(4,833)	(5,870)	(9,752)
Interest expense	4,532	1,344	13,900	1,442
Transaction and integration costs related to acquisitions	9,574	—	37,471	—
Non-recurring legal expense	10,304	—	10,304	—
Share-based compensation expense	10,610	1,416	29,943	6,780
Change in fair value of earn-out liabilities	—	—	—	33,369
Change in fair value of warrant liabilities	(30,010)	(1,950)	(8,966)	(31,919)
Change in fair value of contingent consideration liabilities	(3,618)	—	(2,207)	—
Adjusted EBITDA	$8,255	$(13,164)	$(2,983)	$(45,076)
Beginning in the third quarter of 2026, the Company discontinued its historical adjustment for Other Income (Loss) in calculating Adjusted EBITDA, as management determined that the underlying items did not warrant exclusion from the measure. Prior-period amounts have been recast to conform to the current presentation. The impact of this change on previously reported Adjusted EBITDA was not material.

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

The following table presents a reconciliation of net cash used in operating activities, the most directly comparable financial measure presented in accordance with U.S. GAAP, to free cash flow:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(45,706)	$(7,023)
Purchases of property and equipment	(66,641)	(25,987)
Free cash flow	$(112,347)	$(33,010)

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

As of September 30, 2026, we had cash and cash equivalents of $463.8 million and working capital of $273.3 million. The Company invests excess cash in highly-liquid, low risk interest-bearing demand deposit accounts, money market funds, and certificates of deposits, all of which are with major financial institutions.
Goonhilly Acquisition
On August 3, 2026, the Company completed the Goonhilly Acquisition by acquiring all of the issued and outstanding shares of Goonhilly Earth Station Limited, a ground station and satellite communications company incorporated in England and Wales (the "UK Acquisition"), and all of the issued and outstanding membership interests of COMSAT LLC, formerly Goonhilly Inc., (the "US Acquisition"). The aggregate consideration transferred at the closing of the acquisition was $32.2 million, consisting of $20.4 million in cash, $0.1 million of retention bonuses deemed to be part of consideration, and the issuance of 960,649 shares of the Company's Class A Common Stock valued at $11.7 million based on the acquisition-date opening stock price of $12.21. The Company funded the cash consideration using cash on hand. See Note 3 - Acquisitions for more information on the acquisition of Goonhilly.
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

ATM Program
On June 2, 2026, the Company entered into a Sales Agreement (as defined in Note 12) with the selling agents named therein pursuant to which the Company may, from time to time, offer and sell shares of Class A Common Stock for aggregate gross proceeds of up to $500.0 million pursuant to an at-the-market financing facility (the “ATM Program”). During the second and third quarters of 2026, the Company raised approximately $331.8 million net of $5.2 million in commissions and transaction fees. Refer to Note 12 for additional information on the ATM Program and Note 2 for additional information on the related transaction costs.
Management believes that the cash and cash equivalents as of September 30, 2026 and the liquidity provided from the proceeds of the issuance of securities pursuant to the ATM Program and the February 2026 Securities Purchase Agreement, and the issuance of the Convertible Notes (defined in Note 10 - Debt), will be sufficient to fund its operating and capital requirements and execute its business plan through at least the twelve-month period from the date the unaudited condensed consolidated financial statements are issued.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(45,706)	$(7,023)
Net cash used in investing activities	$(531,528)	$(25,987)
Net cash provided by financing activities	$468,876	$447,378
Cash Flows for the nine months ended September 30, 2026 and 2025
Operating Activities
During the nine months ended September 30, 2026, our operating activities used $45.7 million of net cash as compared to $7.0 million of net cash used during the nine months ended September 30, 2025. Changes in operating assets and liabilities, which consist primarily of working capital balances for our projects may vary and are impacted by the stage of completion and contractual terms of projects. The primary components of our working capital accounts are trade accounts receivable, contract assets, accounts payable, and contract liabilities. In addition, the changes in operating activities were impacted by the recent acquisition of Lanteris in January 2026.
Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities totaled $531.5 million, compared to $26.0 million during the same period in 2025, representing an increase of $505.5 million. The increase was primarily attributable to the January 2026 acquisition of Lanteris for approximately $447.1 million, net of cash acquired, and the August 2026 acquisition of Goonhilly for $17.8 million, net of cash acquired. Additionally, capital expenditures totaled $66.6 million, and increase of $40.7 million compared to the same period in 2025, primarily related to the fabrication and development of commercial communications satellites and its navigation network.
Financing Activities
During the nine months ended September 30, 2026, financing activities provided $468.9 million of net cash as compared to $447.4 million of net cash provided during the nine months ended September 30, 2025.

During 2026, our financing activities primarily included $331.2 million and $167.5 million, respectively, in net proceeds from the issuance of securities under the ATM Program and the Securities Purchase Agreement, as further described in Note 12 - Mezzanine Equity and Equity to our condensed consolidated financial statements. These net proceeds were slightly offset by the settlement of the securitization facility for $18.7 million (as further described in Note 10 - Debt to our condensed consolidated financial statements), $1.5 million in net activity related to our share-based awards and $0.7 million in distributions to noncontrolling interests.

Financing activities for 2026 also included an $8.9 million repayment of an intercompany loan assumed in connection with the Goonhilly Acquisition. This repayment was contemplated in the negotiated debt-free transaction structure and represented the settlement of an acquired obligation rather than additional acquisition consideration. Accordingly, the repayment is reflected in financing activities rather than cash used in investing activities for business acquisitions.

During 2025, our financing activities primarily included $176.6 million in proceeds from the exercise of warrants, partially offset by $20.7 million for share repurchase, and $4.8 million in net activity related to our share-based awards.

Contractual Obligations and Commitments
The following table presents our significant contractual obligations and commitments as of September 30, 2026 (in thousands):

		Payments Due
	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Operating lease obligations(1)	$338,112	$11,728	$22,007	$21,460	$21,227	$18,651	$243,039
Finance lease obligations(1)	36	7	21	8	—	—	—
Purchase commitments(2)	41,621	8,349	33,272	—	—	—	—
Total	$379,769	$20,084	$55,300	$21,468	$21,227	$18,651	$243,039

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
Palo Alto Campus - Lease Amendment
In July 2026, the Company executed an amendment to the lease agreement for its Palo Alto, California facility that supports spacecraft design, systems engineering, and program management. The amendment extended the lease term by 17 years through July 2043 with an option to extend for an additional 10 years through July 2053, resulting in estimated remeasured right-of-use asset and lease liability of $108.1 million. Under the prior lease terms, the facility lease would have expired in at the end of 2033 if the Company executed an option. The amendment provides long-term facility certainty and supports strategic objectives of avoiding relocation costs, maintaining production stability, and retaining access to engineering and technical talent available in the Silicon Valley area. Base rent under the amended lease continues at previously contracted rates through 2029 with annual escalations of approximately 3% thereafter.

Tax Receivable Agreement
See Note 11 - Income taxes of the condensed consolidated financial statements for information regarding our tax receivable agreement.
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

When determining the fair value of the assets and liabilities of an acquired business, we make judgments and estimates using all available information to us including, but not limited to, quoted market prices, carrying values, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position and discount rates. We engage third-party appraisal firms when appropriate to assist in the fair value determination of intangible assets. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. Our purchase price allocation related to the acquisition of Goonhilly, Lanteris, and KinetX is discussed in Note 3 - Acquisitions in the accompanying condensed consolidated financial statements.

Goodwill and Intangible Assets
We test goodwill for impairment annually as of October 1 and on an interim basis if events or circumstances indicate that impairment may exist. Finite-lived intangible assets are evaluated for recoverability, together with other long-lived assets at the appropriate asset-group level, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions.

We test goodwill for impairment at the reporting unit level based on our reporting structure. Reporting units are identified at the operating segment level or one level below, based on our organizational structure and the financial information regularly reviewed by segment management. In connection with our recent acquisitions, we are reassessing our reporting unit structure for purposes of our annual goodwill impairment testing as of October 1, 2026. This assessment has not yet been finalized. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization, and other relevant qualitative factors. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.
In connection with the recent acquisitions of KinetX in October 2025, Lanteris in January 2026, and Goonhilly in August 2026, the Company initially recognized goodwill and intangible assets in our condensed consolidated financial statements. As of September 30, 2026, the Company had not identified any events or changes in circumstances indicating that the carrying amounts of its finite-lived intangible assets may not be recoverable, and accordingly, no interim impairment testing was required for these assets. No impairment charges related to goodwill or intangible assets were recognized during the three and nine months ended September 30, 2026. See Note 3 - Acquisitions and Note 8 - Goodwill and Intangible Assets, net for more information on our goodwill and intangible assets recognized in connection with the acquisitions of KinetX, Lanteris and Goonhilly.

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

Interest Rate Risk
We had cash and cash equivalents and restricted cash totaling approximately $477.0 million as of September 30, 2026. Our cash and cash equivalents consist of highly liquid interest bearing overnight sweep and demand deposit accounts, and are held for purposes of working capital and strategic business investments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk. As of September 30, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our unaudited condensed consolidated financial statements.

In August 2025, we issued $345.0 million aggregate principal amount of 2.500% Convertible Notes (as defined in Note 10 - Debt in the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report) and the full amount was outstanding as of September 30, 2026. We carry the Convertible Notes at face value less the unamortized debt discount and issuance costs on our condensed consolidated balance sheets. The Convertible Notes have a fixed interest rate; therefore, we have no financial statement risk associated with changes in interest rates with respect to the Convertible Notes. The fair value of the Convertible Notes changes when the market price of our stock fluctuates or market interest rates change.

Foreign Currency Risk
Our revenue and expenses are mostly denominated in U.S. dollars and we have not had material foreign currency risk nor recognized foreign exchange gains or losses to date. We believe our exposure to foreign currency fluctuation from operating expenses is immaterial as the related costs do not constitute a significant portion of our total expenses. As such, we currently do not engage in forward contracts or other derivatives in foreign currencies to limit our exposure on non-U.S. dollar transactions. As we grow operations, our exposure to foreign currency risk may become more significant, and we will consider methods to limit our exposure on non-U.S. dollar transactions.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026, due to the material weakness in internal control over financial reporting described below.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives.

Material Weakness in Internal Control Over Financial Reporting
In connection with our ongoing evaluation of the purchase accounting associated with Lanteris Acquisition, management identified deficiencies during the three months ended September 30, 2026. Based on these findings and management’s evaluation of these deficiencies in combination with deficiencies previously identified in the purchase accounting review process, management concluded that a material weakness in internal control over financial reporting existed as of September 30, 2026

The material weakness relates to the timing and precision of management's review of significant purchase accounting inputs, calculations and outputs, including the completeness and accuracy of amounts reflected in the acquisition-date opening balance sheet and consolidated financial statements, as well as technical accounting matters. Specifically, certain review controls did not operate at a sufficient level of precision or on a sufficiently timely basis to identify errors in valuation model inputs and calculations, significant valuation assumptions, the transfer of valuation results into the acquisition-date opening balance sheet, and the completeness and accuracy of schedules underlying acquired assets and assumed liabilities.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that the identified deficiency constituted a material weakness because the ineffective review controls could result in a material misstatement of the Company's consolidated financial statements that would not be prevented or detected on a timely basis.

Notwithstanding the material weakness described above, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation of Material Weakness

Management has developed a remediation plan designed to address the material weakness described above. The planned remediation measures include enhancing controls over business combination accounting through more timely and detailed reviews of significant valuation inputs, assumptions, calculations and outputs; independent reconciliation of valuation results to the acquisition-date opening balance sheet and consolidation entries; and enhanced review and documentation of related post-acquisition accounting impacts. These procedures include additional management oversight and review of significant purchase accounting judgments and adjustments before amounts are incorporated into the Company's financial statements. Management also plans to enhance the technical accounting resources involved in the review of significant and complex acquisition-related accounting matters, including through the addition of dedicated technical accounting personnel.

Management is in the process of implementing these remediation measures. Once implemented, management will evaluate and test the design and operating effectiveness of the enhanced controls. The material weakness will not be considered remediated until the applicable controls have operated effectively for a sufficient period of time and management has concluded, based on testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

The Company completed the acquisitions of Lanteris on January 13, 2026 and Goonhilly on August 3, 2026. Prior to these acquisitions, Lanteris and Goonhilly were privately held companies and were not subject to the rules and regulations of the SEC. We continue to integrate Lanteris and Goonhilly into our operations and internal control environment.

Other than our ongoing integration of Lanteris and Goonhilly, and the actions to remediate the material weakness as described above, there were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2025 Annual Report on Form 10-K. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2025 Annual Report on Form 10-K other than as set forth below.

Our recent UK acquisition may expose us to additional risks associated with international operations and integration.

On August 3, 2026, we completed Goonhilly Acquisition, a UK-based ground station and satellite communications company. As a result of the acquisition, we are subject to additional risks associated with operating in the United Kingdom, including compliance with applicable laws and regulations, foreign currency fluctuations, and tax and other restrictions that may affect our ability to transfer or repatriate cash. We are also in the process of integrating Goonhilly into our operations and internal control environment, which may require significant management attention and resources. If we are unable to successfully integrate Goonhilly or maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected. In addition, any failure to comply with applicable laws or regulations could result in civil penalties, private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, any of which could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as reported in our Current Report on Form 8-K filed with the SEC on May 14, 2026 and August 3, 2026, related to the stock portion of the consideration for the Goonhilly Acquisition, there were no sales of unregistered securities during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, certain of our officers or directors listed below adopted or terminated trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the purchase or sale of shares of our Class A Common Stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Duration of Plan
Name	Title	Action	Date of Action	Start Date	End Date(1)	Shares
Steven Vontur	Chief Accounting Officer and Controller	Adopted	6/10/2026	9/8/2026	12/31/2026	The potential sale of up to 36,573 shares Class A Common Stock, subject to pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing
William Liquori	Director	Adopted	6/8/2026	9/8/2026	9/7/2027	The potential sale of up to 33,383 shares Class A Common Stock, subject to pricing conditions that preclude or limit the sale of shares below predetermined minimum pricing

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

Intuitive Machines, Inc.

Date:	November 12, 2026	By:	/s/ Peter McGrath
Peter McGrath
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

Date:	November 12, 2026	By:	/s/ Steven Vontur
Steven Vontur
Chief Accounting Officer and Controller
(Principal Accounting Officer)